Form 10-K
period 2008-12-31
Ultra Sun Corp
filed 2009-04-15
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2008

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:                                                      000-53009

Ultra Sun Corp.
(Exact name of registrant as specified in charter)

Nevada                                                                                                                                20-1898270
State or other jurisdiction of                                                                                                (I.R.S. Employer I.D. No.)
incorporation or organization

          1532 East St. Marks Court, Salt Lake City, Utah                                                            84124
 (Address of principal executive offices)                                                                                                             (Zip Code)

Issuer's telephone number, including area code: (801) 573-6982

Securities registered pursuant to section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
        None                                             N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
                             (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [  ]                      No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes [  ]                      No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                           Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant=s shares do not trade on any market or exchange.

As of April 10, 2009, the Registrant had 1,300,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  NONE

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements.”

General Business

Ultra Sun Corp. (“Ultra Sun”) was incorporated under the laws of the state of Utah on November 5, 2004.  Following incorporation in November 2004, Ultra Sun acquired the net assets, business and trade name of Sahara Sun (a DBA of Neil Blosch), for the purpose of continuing operations of a tanning salon business.

Ultra Sun presently operates a tanning salon in Utah under the name Sahara Sun.  The salon contains the traditional tanning beds along with spray on tanning machines.  It is Ultra Sun’s goal to seek to expand opening new salons as funds are available.  With the fragmented and locally owned nature of the tanning business, Ultra Sun’s management believes there is opportunity to expand into new markets and that it is possible to acquire established tanning salon businesses.

The tanning salon business has been expanding as improvements in technology and additional products and services have broadened the product offerings.  Most tanning salons have switched to machines, typically the clamshell looking beds, which utilize long wave light sources (UVA) as opposed to the older versions that utilized ultraviolet rays (UVB).  Although there may still be damage to the skin caused by UVA, many people prefer it to the UVB machines and sun exposure.  Older salons have the older UVA style beds or have had to upgrade to the newer beds in the last few years as the technology has advanced.  This change in technology has allowed for new facilities to open and offer an essentially new product from the older established salons.  With the major cost of a facility being the tanning beds, the older facilities have had to incur substantial new cost in upgrading their equipment to compete in the tanning business.  This extra cost has allowed new facilities to be established.

The newest and one of our more in demand items is the spray on tan for people concerned about exposure to sun or tanning bed rays.  Additionally, the consumer products that can be offered from skin care to tanning products has expanded over the same time offering additional avenues of revenue for a tanning salon.  Tanning salons are also seeing increased demand for services typically found in a day salon such as massages.  With these expansions in services and capabilities, tanning salons are becoming more profitable and reducing the seasonal nature of the business.  By being able to better utilize facilities’ space by providing multiple services and customer options, the tanning business has been able to reach into new demographics and revenue streams.

The tanning salon business has developed as a local owner single shop establishment ownership structure.  The only major corporate players in the industry tend to be franchisors.  There is little overlapping ownership and no major corporate ownership in the industry. A large salon owner would own five to ten salons.  Most of the tanning salons are located in strip malls adjacent to high traffic flow areas near residential communities.  Management has found the location near the residential communities is essential as people like the flexibility and ease of being able to run into the salon while running errands or being close to their homes.

The Company believes the tanning salon business in many ways is very generic in that all salons purchase tanning beds from a few suppliers with most beds similar complying with the same standards.  The differentiation among the salons comes in ancillary services offered, design and in customer service.  Additionally, the tanning salon business has been driven by the manufacturers of the equipment who have provided most of the training, design and some financing for the businesses.

The nature of the tanning salon business is often based on a debt financing plan or lease to own plan where the equipment to start the business is leased over three to five year periods.  This requires large upfront monthly cash outlays to pay for the equipment.  Once the equipment is paid for, and a clientele established, the cash flow from the tanning business changes to be cash flow positive for the tanning salon.  There are little outlays other than the equipment and facility lease.  Most employees are minimum wage level employees.

Products and Services

Ultra Sun is a full service tanning salon.  We offer a range of tanning options and utilize the newest tanning beds.  Additionally, we offer alternative tanning solutions with our spray on tanning machines for people who want to have a tanned look but do not want to have exposure to the sun or tanning beds’ rays.  As we have refined our business we have also offered tanning products for sale and are evaluating expanding into other day spa services such as massages.

Management believes that to maximize the fixed overhead cost of the space, a full service salon on top of the tanning services will maximize the utilization of the facility without adding significant overhead cost.  Additionally, the tanning business is somewhat cyclical in that it is busier in the winter months and early spring than in the summer months.  As such, management believes that expanding the services offered balances out the overall seasonal cycles.

We have strived to offer a unique environment and have stressed customer service.  Our facilities tend to be more upscale in design and we have focused on wealthier demographic regions.  Additionally, we have done extensive demographic research prior to opening our salon to make sure the demographics match our perceived target customer.  We believe that our target customer tends to be younger and female with enough disposable income that regular tanning sessions is not deemed a luxury item.

Marketing Strategy

The tanning business is very regional in nature.  Generally, people will go to the tanning salon in their local area.  With this in mind, Ultra Sun has chosen locations that demographically have people with high to medium disposable income and in areas that have longer winter months where outside tanning is not readily available.  Ultra Sun has focused on strip malls that are newer and offer ready access to customers making it easy and quick for customers to stop by the facilities.

Marketing includes direct mail advertising and discount promotions aimed at set mile radius from the salon to concentrate on those who would be shopping or driving by frequently.  Additionally, we rely on signage that is visible from adjacent roads.  With a defined customer base, we are able to keep advertising very directed to our customers.  As we expand, we will focus more on branding our Sahara Sun store concepts to differentiate ourselves from other competitors.  Presently, we are focused on our direct customer contact as a means to attract customers.  In our salon, we have tried to differentiate ourselves by having a more distinctive look that all future salons will mirror.  We have strived to offer a higher end finishing to our salon with the use of acid washed concrete floors, specialty lighting and interior design features to create a higher end appearance.  Even with the finishing in our salon, we recognize that our customers tend to focus on location, cleanliness and cost as the driving force in the decisions.

Regulations

We do not believe we face extensive regulations.  The tanning business is regulated on the state and local level.  The primary regulations pertain to the beds used and health code issues.  As we do not manufacture any beds, these regulations do not affect us directly since we rely on the manufactureres to deal with any issues prior to selling us the beds.  Tanning beds must meet certain specifications and be checked on a regular basis to assure no potential defects or injuries to customers.  Health code issues deal with cleanliness of the facility.  We do not believe any of the current regulations are going to be an issue in running our facilities.  Currently, we are only required to obtain a license from the city of Saratoga Springs, Utah who also inspects our premises to make sure it meets their zoning and use requirements and an operating license from Utah County Health Department.  To date, we have not encountered any regulatory issues that make us believe we will face anything but nominal cost associated with complying with regulations.

Description of Property

Ultra Sun leases space for its salon, which also serves as its corporate offices.  The facilities are 1,820 square feet in size and have an annual lease rate ranging from $17 a square foot in year one of the lease to $19.13 a square foot in year five of the lease with monthly rental ranging from $2,578.33 to $2,901.38 over five years.  The facilities can be released for two consecutive five years lease terms with three percent rent increases each year over the extension terms.

Technology

In our industry, the technology revolves around the tanning beds and new spray-on tanning procedures.  Since we purchase our beds and tanning products, we buy the same technology as our competitors.

Competitors

We face extensive competition from other tanning salons.  Most of our competitors are one and two person shops.  With the nature of our business, our main competitors are generally other tanning salons in our general geographical area.   We believe that there is very little competitive advantage that one salon has over another except as to appearance, service and the ancillary services provided such as full service salon features.  With this in mind, we intend to focus more on site selection and salon appearance.  We intend to have a nicer more upscale feel to our salons through the way the salon is finished including using higher end finishing touches such as acid washed concrete floors, specialty lighting and a general nicer quality finish than the typical salon which is framed out with a small reception room and sheet rocked booths.  Although we will try and differentiate our salon and future salons, unfortunately, the typical customer will only travel so far for tanning services and in the end, the location of the salon and price may be the determining factor in where customers will use.  As a very small player in the tanning salon business and even in our local market, we do not think our name recognition will help drive customers to our salon.  Hopefully, as we expand, we will be able to develop more of name recognition.

Concentration of Customers

We do not have any concentration of customers and rely on individuals as customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have no patents, trademarks, other than the name Sahara Sun.  We also have no franchisees, concessions, royalty agreements or labor contracts.  Currently, we are licensed to conduct a tanning salon business with a business license from the City of Saratoga Springs, Utah and also have an operating license from Utah County Health Department.

Research and Development Costs During the Last Two Fiscal Years

We have not engaged in any research and development in the last two years.

Risks Related to Ultra Sun’s Operations

Ultra Sun’s operations are subject to a number of risks including:

RISK FACTORS ASSOCIATED WITH ULTRA SUN

In order to expand, we will need additional capital which may dilute current stockholders and if we do not find additional financing, we may not be able to expand also making it difficult for us to make a profit.

Ultra Sun has relied on investments and loans from founders and other debt financing to continue in operations.  Ultra Sun may still be in need of additional capital to stay in operations and cover any shortfalls in revenue.  Therefore, the ultimate success of Ultra Sun may be dependent on its ability to raise additional capital.  There is no assurance that any additional funds will be available from any source or, if available, on terms and conditions favorable to Ultra Sun and existing stockholders.

We do not have substantial resources and are only marginally profitable bringing into question our ability to stay in business.

We have been only marginally profitable with net income of only $2,596 for the year ended December 31, 2008 and net income of $8,482 for the year ended December 31, 2007.  Shareholders of Ultra Sun have provided bridge capital to meet any short-term cash needs in the past but there is no requirement for the shareholders to contribute funds in the future.  Given the current economic conditions, it is possible that revenue will decrease this year, and for us to need funding to cover shortfalls in our operating capital.

We are a small business and will be dependent on the ability to expand operations to be profitable and increase revenues.

As a small business our business model requires we continue to expand opening new locations.  Each salon is limited in the amount of revenue it can generate and the number of customers in its geographical area.  Accordingly, to generate additional revenues and profits, we need to be able to expand to new locations which will require additional capital.  At this time we have very limited capital and will be dependent on debt and equity financing.  Given current liquidity issues facing the economy in general, there is no assurance we can obtain any debt financing or that the terms of any debt financing will be very favorable.  Additionally, equity financing may be difficult in today’s environment given the current economic climate.  Without financing, we would likely have to postpone additional salon openings limiting our profitability.

There is ongoing concern over the risk of tanning beds and there is a possibility that regulations in the future will substantially affect our industry or limit the number of customers that seek indoor tanning options.

Although tanning beds do not expose individuals to the sun, there is concern over the dangers of tanning beds and many believe they still cause skin damage including skin cancer.  All customers must sign a form indicating they understand the potential dangers of tanning beds including eye and skin injury, allergic reactions, premature aging of the skin and skin cancer.  It is possible that governmental agencies will add more regulations to the tanning industry as it continues to grow which would increase our cost.  Additionally, it is possible that a customer may be injured or have other health problems related to the tanning experience at our facility and seek redress from us.  We currently carry only limited insurance and if we were to lose a lawsuit from an injured customer, it is likely we would not be able to stay in business.

We compete in a very competitive industry with limited barriers to entry and new competitors constantly entering into the market taking away potential customers.

Ultra Sun competes in a highly competitive industry with only minor differentiations in product offered.  As a tanning salon, Ultra Sun will have to rely on location and customer service to differentiate from competitors.  We do not have the name recognition of other salons and will depend on advertisement and walk-in customers.  Many of the competitors whom we compete with have been in existence substantially longer and have an established clientele.  We will have to depend on opening in newer areas and developments where existing tanning salons are not located.  It may be difficult for us to find new sites where there is not already a tanning salon that we would compete against.  Additionally, if we are forced to compete with another salon, the main source of competition in the industry is in prices.  If we have to lower our prices, the ability for us to grow and service our debt load will be questionable.

We currently have very limited resources and depend on current management to keep operating and provide temporary loans.  If we lose any of our current management, it may be difficult for us to stay in business or to find replacements.

Ultra Sun has only two management personnel with Neil Blosch the only full- time manager.  We currently do not have the funds to be able to hire new people and will be dependent on Mr. Blosch to continue to work for Ultra Sun.  If we were forced to go outside and hire new management it is likely our cost would be increased.

We have not and do not intend to pay dividends in the foreseeable future.

Ultra Sun has not paid, and does not plan to pay, dividends in the foreseeable future, even if it were profitable.  Earnings, if any, are expected to be used to expand operations, for research and development and for general corporate purposes, rather than to make distributions to stockholders.

Shares which may be available for resale could have a depressive affect on our stock price if we were to become listed on an exchange or market.

Ultra Sun has previously issued shares of Common Stock that constitute “restricted securities” as that term is defined in rule 144 adopted under the Securities Act.  Subject to certain restrictions, such securities may generally be sold in limited amounts one year after their acquisition.  In 2004, Ultra Sun issued 500,000 shares of Common Stock which were available for resale starting in November 2005.  Sales of these restricted securities under rule 144 or otherwise by current stockholders of Ultra Sun could have a depressive effect on any trading market for Common Stock that may exist now or develop in the future.

It is likely, even if our common stock becomes listed on an exchange or market, that it would be subject to the “penny stock” rules limiting the ability of prospective investors to purchase our shares creating potential liquidity issues for our stockholders.

Ultra Sun’s Common Stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale.  Consequently, the rule may affect the ability of broker-dealers to sell Ultra Sun’s securities and also may affect the ability of persons now owning or subsequently acquiring Ultra Sun’s securities to resell such securities in any trading market that may develop.

We may issue additional shares of our common or preferred stock which potentially could have a dilutive effect on current stockholders.

Ultra Sun currently has authorized 45,000,000 shares of Common Stock of which 1,300,000 shares are issued and outstanding.  The board of directors has authority, without action by or vote of Ultra Sun’s stockholders to issue all or part of the authorized but unissued shares.  It is likely that Ultra Sun will seek additional equity capital in the future as it develops and markets additional products.  Any issuance of additional shares of Common Stock will dilute the percentage ownership interest of stockholders and may further dilute the book value of Ultra Sun’s shares.

For all of the foregoing reasons and others set forth herein, an investment in these securities involves a high degree of risk.

Employees

As of March 15, 2009, we had 1 full-time employee and 3 part-time employees.

ITEM 2. PROPERTIES

Ultra Sun leases space for its salon, which also serves as its corporate offices.  The facility is located at 87 East State Road 73, Saratoga Springs 84045.  The facilities are 1,820 square feet in size and have an annual lease rate ranging from $17 a square foot in year one of the lease to $19.13 a square foot in year five of the lease with monthly rental ranging from $2,578 to $2,901 over five years.  The facilities can be released for two consecutive five years lease terms with three percent rent increases each year over the extension terms.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ultra Sun’s common stock is not quoted on any market or exchange.  Since its inception, Ultra Sun has not paid any dividends on shares of common stock, and Ultra Sun does not anticipate that it will pay dividends in the foreseeable future. At March 15, 2008, we had approximately 54 holders of record.  As of December 31, 2008 and March 15, 2009, Ultra Sun had 1,300,000 shares of our common stock issued and outstanding.

Possible Sale of Common Stock Pursuant to Rule 144

Ultra Sun has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act.  Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144.  All of Ultra Sun’s issued 1,300,000 shares have been outstanding for several years with the majority of the shares issued in 2005 and 2006.    No shares have been issued since 2006.  Accordingly, all the shares of common stock outstanding would meet the time test of Rule 144 and potentially be available for resale.  With the number of shares potentially becoming available for resale, there could be a depressive effect on any market that may develop for Ultra Sun’s common stock.

Recent Sales of Unregistered Securities

Ultra Sun has not sold any securities during the last two years.  On June 13, 2006, Ultra Sun closed an offering in which 800,000 shares of common stock were sold to approximately 51 investors.  The offering was sold at $0.25 per share with total proceeds of $200,000 received.  Ultra Sun relied on an exemption from registration found in Regulation D, Rule 504 for the offer and sale of shares.

ITEM 6 SELECTED FINANCIAL DATA

Summary of Financial Information

We had revenues of $226,631 and a net income of $2,596 for the year ended December 31, 2008.  At December 31, 2008, we had cash and cash equivalents of $8,068 and a negative working capital of approximately $13,806, as opposed to a negative working capital of $44,952 at December 31, 2007.

The following table shows selected summarized financial data for Ultra Sun at the dates and for the years indicated.  The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenues	$ 226,631	$ 221,258
Cost of Revenues	52,095	49,700
General and Administrative Expenses	46,073	41,556
Net Income (Loss)	2,596	8,482
Basic Income (Loss) per Share	0.00	0.01
Diluted Income (Loss) per Share	0.00	0.01
Basic Weighted Average Number of Shares Outstanding	1,300,000	1,300,000
Diluted Weighted Average Number of Shares Outstanding	1,300,000	1,300,000
BALANCE SHEET DATA:
	December 31, 2008	December 31, 2007
Total Current Assets	$ 12,238	$ 43,522
Total Assets	80,837	142,050
Total Current Liabilities	26,044	88,474
Working Capital	(13,806)	(44,952)
Stockholders’ Equity	49,022	46,426

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Report constitute “forward-looking statements.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Ultra Sun believes there have been no significant changes during the year ended December 31, 2008.

Ultra Sun’s accounting policies are more fully described in Note 1 of the audited financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  Ultra Sun believes that the following addresses Ultra Sun’s most critical accounting policies.

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

Stock-Based Compensation. The Company has stock-based compensation plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted during the year, or granted in a prior year if not fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

•	The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

•	Expected term is determined using an average of the contractual term and vesting period of the award;

•
Expected volatility of award grants made under the Company's plans is measured using the historical daily changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

Forfeitures are based on the history of cancellations of awards granted by the Company and   management's analysis of potential forfeitures.

Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109).  Under SFAS No. 109, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

Plan of Operation

We are currently engaged in the operation of a tanning salon.  We believe that the tanning salon business has been fragmented and operated primarily as single shop owners.  We are hoping to expand by purchasing additional salons and opening new salons to capitalize on the industry fragmentation.  We have spent the last several years developing our salon model and want to be able to expand upon what we have found works best.   This includes expanding upon the traditional tanning business to focus on a salon with a broader product offering with other salon amenities besides tanning.   We also intend to focus on tanning alternatives including spray on tans and tanning products which, we believe, have improved over recent years and now offer a comparable appearance to traditional outdoor and indoor tanning.

Over the last several years of operations, we believe we have developed a business model that can be applied to multiple locations with each location being profitable and providing a steady income stream.  We have experimented with the appearance of a tanning salon and offering different services and products for several years.  Now, we believe, we have developed an appearance and product category that can be expanded to multiple locations across the country.  This expansion will require additional capital and given current economic conditions may require we seek equity investments instead of relying solely on debt financing.

It is our goal to open multiple locations and then be able to expand into our own line of private label tanning and beauty products that we can sell at our locations.  We have already been focusing on up selling clients with different tanning and beauty products and found sufficient receptiveness to the product sales that we believe it can become a revenue channel for us.  We believe with multiple locations, we can purchase in bulk at reduced prices and receive better profit margins off of tanning and beauty product sales.

Our future success will be dependent on our ability to open multiple locations.  We have been looking for new sites for several additional salons and believe we can obtain sufficient debt financing for the next two to three stores but beyond that number we will need to have additional equity infusions.  Debt financing will require guarantees from current management who have indicated a willingness to continue to provide personal guarantees for initial planned expansion.

As we look to expand operations, we face many challenges including the current economic environment which has made it difficult, if not impossible, for companies our size and with our financial position to obtain debt financing from banks.  Additionally, consumers have been reducing expenditures and although it has not significantly affected our current operations, it is likely, if the recession continues that our business will be negatively affected.  It will be important as we look to expand to be able to raise additional capital either through existing shareholders and management or through outside sources.  Future capital raises will likely result in significant dilution to current investors and it is uncertain that we will be able to raise any new capital, particularly in light of the current economic conditions.  Without additional capital, we will not be able to start private labeling our own line of tanning products nor expand operations.  This inability to expand or private label will restrict our ability to be profitable and increase revenue.

Results of Operations

December 31, 2008 and 2007

For the year ended December 31, 2008 and 2007, we had revenues of $226,631 and $221,258, respectively with net income of $2,596 and $8,482, respectively.  We spent a portion of 2006 and 2007 refining our product offering and salon appearance and trying new tanning and beauty care products.  From these efforts, we believe we have improved on our product offering and salon appearance to the point where we can expand and have profitable operations quicker than in the past.  We also benefited from a reduction in interest expense as we paid down our initial loans on equipment and tenant improvements.  We anticipate future results to remain fairly consistent.  Current economic conditions may reduce revenues as we move forward for a period of time as consumers reduce their discretionary spending.  So far, our business has not seen a shift in consumer spending but we would anticipate at least a short-term effect given current economic conditions.

Our expenses for the year ended December 31, 2008, remained similar to the year ended December 31, 2007.  Operating expenses increased by only $13,554 for the year ended December 31, 2008 compared to 2007 with operating expenses of $170,050 for 2008.    General and administrative expense increased to $46,073 form $41,556 for the year ended December 31, 2008 versus December 31, 2007.  We believe expense will remain in these ranges going forward and should be similar for additional salons. Our depreciation expense decreased slightly to $31,651 from $33,813 for December 31, 2008 versus December 31, 2007.

Our revenues allowed us to continue to reduce the initial debt incurred on the opening of the salon and we feel it should continue to be reduced as we are better able to meet ongoing costs.   Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers have very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, we have not focused on marketing and relied on location and word of mouth.  As we have paid off debt, and with operations stabilizing, we now hope to be able to expend additional monies on marketing.  For the year ended December 31, 2008, we spent only $174 on advertising and $154 for the year ended December 31, 2007.  We believe even a slight increase in marketing should increase revenues.

Our cost of goods sold related to our revenue is approximately 22% to 23%.  For the year ended December 31, 2008, our cost of goods sold was only $52,095 compared to revenues of $226,631 resulting in a gross profit of $174,536.  For the year ended December 31, 2007, our cost of goods sold was only $49,700 compared to revenues of $221,258 resulting in a gross profit of $171,558.  Based on the gross profit margin of approximately 77% we feel it is important to drive more revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Seasonality and Cyclicality

Although our salon receives steady business throughout the year, we experience our busiest seasons in the winter and spring months.  We would anticipate this trend to continue.  With the ability to offer spray-on tanning, we are seeing more demand for this tanning method in the summer months as people seek to avoid outdoor tanning.

Liquidity and Capital Resources

As of December 31, 2008, we had a working capital deficit of $13,806 compared to a working capital deficit of $44,952 for December 31, 2007.  Part of the reason for our working capital deficit is we carry very little inventory and have no accounts receivable and had to borrow funds to open the salon and cover initial short-falls.  We believe we will be able to meet ongoing expenses from revenues in the future and any short- falls will continue to be covered by management.  We also believe as we have refined our business model that we will not face short-falls as we did in the past as we tried different salon structures and appearances.  We are hopeful in future quarters that our working capital deficit will be reduced further as we continue to pay off debt.  We have been able to pay off all of our initial long- term debt from revenue and initial equity investments.

As we have reduced our overall indebtedness, we have been able to fund operations from revenues.  Occasionally, we have had to rely on short-term funding from management or shareholders but we believe as our overall indebtedness has decreased, we should start to be able to cover ongoing expense from revenues.  Management has indicated a wiliness to fund any unanticipated shortfalls for the next twelve months.  We will have to seek additional capital if we try and expand our operations through private labeling products or opening new salons.  We will probably seek additional equity financing if we seek additional capital but at this time, the exact amounts are unknown until we have found either salons to acquire or new sites to open.  Future expansion will be dependent on additional capital which most likely would cause dilution to current shareholders.  As our current revenues seem to have stabilized and we have sufficient revenues to fund ongoing operations, any future capital would be raised and used for expansion.  Management will most likely continue to fund ongoing shortfalls.  With the current economy, revenues could decrease in which case we would have to rely on additional capital sources.  For the immediate needs of our current salon, we would seek management and shareholder loans.  There can be no assurance that management and shareholders will continue to loan Ultra Sun funds.

As we move to expand our operations, we anticipate incurring new debt as we open new salons.  Our goal is to balance debt financing with equity investments.  We anticipate each new salon will take approximately two to three years to pay off the debt associated with its opening and the purchase of equipment.  We believe that after the first year each new salon should be able to finance its own debt associated with its opening and pay all of the salon’s management cost.   Given current economic conditions of the economy in general, our estimates may have to be revised if consumers further reduce discretionary spending.  If consumers reduce discretionary spending, we may delay further salon openings until the economy is better.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENATRY DATA

The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management with the assistance of an outside CPA firm, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the outside CPA firm, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the size of our operations and revenue and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA firm, in addition to our auditors, helps mitigate this potential weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the officers and directors of Ultra Sun.

Name	Age	Position With Ultra Sun
Neil Blosch	49	Director, Chief Executive Officer, Principal Accounting Officer
Dave O’ Bagy	54	Director

The term of office of each director is one year and until his successor is elected and qualified at Ultra Sun’s annual meeting, subject to removal by the Shareholders.  The term of office for each officer is one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Biographical Information

Set forth below is certain biographical information for each of Ultra Sun’s officers and directors and other key personnel.  Investors will be relying on the general business acumen and experience of Ultra Sun’s management and should critically assess the information set forth below.

Neil Blosch has been the owner and operator of tanning salons since 2000, owning Sahara Sun Tanning Salon.  Mr. Blosch is also a licensed General Contractor and specializes in tenant finishing including the tenant finishing of tanning salons.  Mr. Blosch received his Bachelor of Science degree in Economics from the University of Utah.

Dave O’Bagy has been involved in the real estate business since 1985 owning O’Bagy and Associates.  O’Bagy and Associates operates as a real estate broker in Utah and engages in both commercial and residential development.  Mr. O’Bagy graduated from the University of Utah with a B.S. in accounting.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)           filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)           was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)           was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)           acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)           engaging in any type of business practice; or

(iii)           engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)           was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)           was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6)           was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Family Relationships

None of the officers or directors have any family relationship to each other.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not aware of any other late reports filed by officers, directors and ten percent stockholders other than four Forms 3 that were filed late.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Ultra Sun’s chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2008 (collectively referred to as the "Named Executives").  No other executive officer serving during 2008 received compensation greater than $100,000.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Neil Blosch	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, President	2007 2006	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year end.

Compensation of Directors

At this time, we do not compensate our directors for their services as directors.

Option/SAR Grants in Last Fiscal Year

In fiscal 2008, no options were granted.

Stock Option Exercise

In fiscal 2008, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2008, 2007, or 2006 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board or directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.

No other compensation arrangements exist between Ultra Sun and our Directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We currently do not have any employment contracts.

Report on Repricing of Options/SARs

We have not adjusted or amended the exercise price of stock options or SARs previously awarded to any executive officers.

Report on Executive Compensation

The Board of Directors determines the compensation of Ultra Sun’s executive officer and president and sets policies for and reviews with the chief executive officer and president the compensation awarded to the other principal executives, if any.   The board of directors does not have an audit or compensation committee because of the size of the board of directors.  As the Company grows, the board of directors will look to add additional directors and add an audit and compensation committee.

The compensation policies utilized by the Board of Directors are intended to enable Ultra Sun to attract, retain and motivate executive officers to meet our goals using appropriate combinations of base salary and incentive compensation in the form of stock options. Generally, compensation decisions are based on contractual commitments, if any, as well as corporate performance, the level of individual responsibility of the particular executive and individual performance.

Base salaries for Ultra Sun’s executive officers are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for management talent, including a comparison of base salaries for comparable positions at comparable companies within Ultra Sun’s industry.

Annual salary adjustments are determined by evaluating the competitive marketplace, the performance of Ultra Sun, the performance of the executive, particularly with respect to the ability to manage the growth of Ultra Sun, the length of the executive's service to Ultra Sun and any increased responsibilities assumed by the executive.

During 2008, the board of directors of Ultra Sun met one time.  All members of the board of directors were either present in person or by proxy at all the meetings.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed or such decisions were made during fiscal year 2008.

Option Plans

Ultra Sun has no option plans and no outstanding options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 15, 2009, with respect to the beneficial ownership of Ultra Sun’s Common Stock by each director of Ultra Sun and each person known by Ultra Sun to be the beneficial owner of more than 5% of Ultra Sun’s outstanding shares of Common Stock.  At March 15, 2009, there were 1,300,000 shares of common stock outstanding.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed as beneficially owned does not constitute an admission of beneficial ownership.

All percentages are calculated based upon a total number of 1,300,000 shares of common stock outstanding as of March 15, 2009, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Stockholders
Common	Jeff W. Holmes P.O. Box 11207 Zephyr Cove, NV 89448	378,900	29.15%
Common	Kirk Blosch 2081 Lakeline Drive Salt Lake City, Utah 84111	378,900	29.15%
Common	Neil Blosch 1532 East St. Marks Court Salt Lake City, Utah 84124	71,400	5.49%

Officers and Directors
Common	Neil Blosch	See Above
Common	Dave O’Bagy	-0-	-0-
Common	All Officers and Directors as a Group (2 Persons)	71,400

Control by Existing Shareholders

Current management, along with two shareholders, one of whom is the brother of the CEO, have 63.7% control of the issued and outstanding shares of our common stock.  As a result, the persons currently in control of Ultra Sun will most likely continue to be in a position to elect at least a majority of the Board of Directors of Ultra Sun, to dissolve, merge or sell the assets of Ultra Sun, and generally, to direct the affairs of Ultra Sun.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	NA	NA	NA

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others.

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Independence of Management

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $7,000and $6,500 for each of the years ending December 31, 2008 and 2007.

2) Audit-Related Fees. $6,500 and $6,000.
3) Tax Fees. $500and $500.
4) All Other Fees. $0.
5) Not applicable.
6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

Title of Document                                                                                               Page

Report of Independent Registered Public Accounting Firm                          F-1
Balance Sheets                                                                                                      F-2
Statements of Operations                                                                                    F-3
Statements of Stockholders’ Equity                                                                  F-4
Statements of Cash Flows                                                                                   F-5
Notes to Financial Statements                                                                            F-6

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

                                          SEC
Exhibit                        Reference
Number                       Number                       Title of Document                                                                  Location
Item 3                         Articles of Incorporation and Bylaws

 3.01                                 3                                Articles of Incorporation                                                  Incorporated by reference*

 3.02                                 3                                Bylaws                                                                                 Incorporated by reference*

Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01                                4                                 Specimen Stock Certificate                                               Incorporated by reference*

31.01                               31                               CEO certification                                                                This Filing

31.02                               31                               CFO certification Pursuant                                               This Filing

32.01                              32                                CEO certification                                                                This Filing

32.02                              32                                CFO certification                                                                This Filing

*  Incorporated by reference from the Company's registration statement on Form 10 filed with the Commission, SEC file no. 000-53571.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Ultra Sun Corp.

Date:           April 14, 2009                                                      By:  /s/ Neil Blosch
Neil Blosch, President, Director, Principal
Accounting Officer(Principal Executive
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                              Date

/s/Neil Blosch
Neil Blosch                                Director                                April 14, 2009

/s/ Dave O'Bagy                       Director                                April 14, 2009
Dave O'Bagy

Ultra Sun Corp.

December 31, 2008 and 2007

Ultra Sun Corp.

Financial Statements
December 31, 2008 and 2007

Ultra Sun Corp.

Audited Financial Statements

For the Years Ended
December 31, 2008 and 2007

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	2

Financial Statements
Balance Sheets	3
Statements of Operations	4
Statement of Changes in Stockholders' Equity	5
Statements of Cash Flows	6
Notes to Audited Financial Statements	7 - 12

1

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ultra Sun Corp.

We have audited the balance sheet of Ultra Sun Corp. (the Company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has suffered net losses since inception arising from its planned principle operations.  These factors raise substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                             /s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
March 23, 2009
Kaysville, Utah

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

2

Ultra Sun Corp.
Balance Sheets

	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$8,068	$42,725
Accounts receivable	302	-
Inventory	1,868	797
Prepaid expenses	2,000	-
Total current assets	12,238	43,522
Fixed assets:
Furniture and equipment	10,619	10,196
Tanning beds	158,446	158,447
Leasehold improvements	36,365	36,365
Total fixed assets	205,430	205,008
Less accumulated depreciation	(139,559)	(109,208)
Net fixed assets	65,871	95,800
Other assets
Deposits	2,728	2,728

Total assets	$80,837	$142,050

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$14,230	$38,565
Due to officer (note 5)	212	-
Deferred revenue	1,574	1,582
Note payable - current portion (note 4)	-	48,283
Note payable - related party - current portion (note 5)	10,000	-
Accrued interest - notes payable	28	44
Total current liabilities	26,044	88,474
Long-term liabilities
Deferred revenue – long-term portion	5,771	-
Notes payable, less current portion (note 4)	-	7,150
Total long-term liabilities	5,771	7,150
Total liabilities	31,815	95,624

Stockholders' equity (note 3)
Preferred stock; $.001 par value, 5,000,000 authorized
shares, no shares issued and outstanding	-	-
Common stock; $.001 par value, 45,000,000 authorized
shares, 1,300,000 and 1,300,000 shares issued
and outstanding, respectively	1,300	1,300
Additional paid-in capital	226,341	226,341
Retained deficit	(178,619)	(181,215)
Total stockholders' equity	49,022	46,426

Total liabilities and stockholders' equity	$80,837	$142,050

See accompanying notes to financial statements.
3

Ultra Sun Corp.
Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenue
Tanning and product sales	$226,631	$221,258
Cost of goods sold	(52,095)	(49,700)

Gross profit	174,536	171,558

Operating Expenses:
Advertising	174	152
Depreciation and amortization	9,016	11,178
General and administrative	46,073	41,556
Payroll	64,383	57,088
Professional fees	16,285	12,470
Rent	34,119	34,052

Total operating expenses	170,050	156,496

Income from operations before other income (expenses) and income taxes	4,486	15,062

Other income (expense)
Discount on note payoff	469	-
Interest expense	(1,981)	(6,580)
Loss on disposal of equipment	(378)	-

Total other income (expense)	(1,890)	(6,580)

Income taxes (note 2)	-	-

Net income	$2,596	$8,482

Net income per share	$0.00	$0.01

Weighted average common
shares outstanding	1,300,000	1,300,000

See accompanying notes to financial statements.
4

Ultra Sun Corp.
Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2006	1,300,000	$1,300	$226,341	$(189,697)	$37,944

Net income for the year ended
December 31, 2007	-	-	-	8,482	8,482

Balance, December 31, 2007	1,300,000	1,300	226,341	(181,215)	46,426

Net income for the year ended
December 31, 2008	-	-	-	2,596	2,596

Balance, December 31, 2008	1,300,000	$1,300	$226,341	$(178,619)	$49,022

See accompanying notes to financial statements.
5

Ultra Sun Corp.
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Operating Activities
Net income	$2,596	$8,482

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	31,651	33,813
Loss on disposal of equipment	378	-
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(1,071)	(492)
(Increase) decrease in accounts receivable	(302)	870
(Increase) decrease in prepaid expenses	(2,000)	-
Increase (decrease) in accounts payable
and accrued expenses	(24,335)	3,860
Increase (decrease) in due to officer	212	-
Increase (decrease) in accrued interest	(16)	44
Increase (decrease) in deferred revenue	5,763	(77)
Net cash provided by operating activities	12,876	46,500

Financing Activities
Principal payments on notes payable	(55,433)	(56,409)
Issuance of common stock for cash	-	-
Cash borrowed from related parties	10,000	-
Net cash used in financing activities	(45,433)	(56,409)

Investing Activities
Acquisition of equipment and furniture	(2,100)	-
Acquisition of tanning bed	-	(3,801)
Net cash used in investing activities	(2,100)	(3,801)

Net increase (decrease) in cash	(34,657)	(13,710)
Cash at beginning of year	42,725	56,435

Cash at end of year	$8,068	$42,725

Supplemental disclosures
Interest paid in cash	$1,997	6,536

See accompanying notes to financial statements.
6

Ultra Sun Corp.
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Ultra Sun Corp. (the Company) was incorporated under the laws of the state of Nevada on November 5, 2004.  On November 15, 2004 (Date of Acquisition) the Company acquired the net assets, with a deemed fair value of ($5,118) on the date of acquisition, and the existing business and trade name of Sahara Sun (a DBA of Neil Blosch, the sole proprietor), for the purpose of continuing operations in the tanning salon business (the Acquisition).  In connection with the Acquisition, the Company also issued $5,000 in stock and $78,000 in notes payable, and acquired a covenant-not-to-compete with a deemed fair value of $88,118.  The Acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards #141, “Business Combinations.”

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $8,068 and $42,725 in cash and equivalents at December 31, 2008 and 2007, respectively.

Inventory - Inventory consists of tanning products, such as oils and bronzers, and is carried at the lower of cost or market, using the first-in, first out method (FIFO) of determining cost.

Fixed Assets - Fixed assets are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method based on estimated useful lives, which range from 3 to 7 years.

Revenue Recognition - The Company recognizes revenue from product or tanning sales at the time the purchase is made or services are rendered.  Gift certificates issued are recognized as a liability at the time the gift certificates are sold.  Revenue is recognized for these gift certificates when the services are provided.

Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities, as well as footnote disclosures included in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences may be material to the financial statements.  Significant estimates that may change significantly in the near future include allowances for bad debts and reserves for inventory obsolescence.

Advertising Costs - The Company generally expenses advertising costs as incurred.  Advertising expenses totaled $174 and $152 for the years ended December 31, 2008 and 2007, respectively.

Earnings Per Share – Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury-stock accounting method.

Recently Issued Accounting Pronouncements – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The adoption of SFAS 159 has not materially affected the Company’s reported income, financial condition, or cash flows.

Ultra Sun Corp.
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (Continued) – In December 2007, the FASB issued SFAS No. 141R “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  We are currently evaluating the impact of adopting SFAS No. 141R on our financial statements, but don’t expect it to have a material impact.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements.  It is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements shall be applied prospectively.  We are currently evaluating the impact of adopting SFAS No. 160 on our financial statements, but don’t expect it to have a material impact.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (an amendment to SFAS No. 133).  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities.  We are currently evaluating the impact of adopting SFAS No. 161 on our financial statements, but don’t expect it to have a material impact.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We are currently evaluating the impact of adopting SFAS No. 162 on our financial statements, but don’t expect it to have a material impact.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Finance Guarantee Insurance Contracts – An Interpretation of FASB Statement No 60”.  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided.  For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of adopting SFAS No. 163 on our financial statements, but don’t expect it to have a material impact.

Ultra Sun Corp.
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 – INCOME TAXES

From November 5, 2004, date of inception, through May 31, 2006, the Company operated under Subchapter S and cumulative losses of $163,076 were passed through to the Company’s stockholders.  Effective June 1, 2006, the Company converted to a “C” corporation.  The Company had a federal net operating loss carryforward of $15,543 for the period June 1, 2006 through December 31, 2008 which begins to expire in 2026.  The tax benefit of this net operating loss, based on an effective tax rate of 35% for federal and 5% for state, is approximately $6,217 and has been offset by a full valuation allowance, after taking into account other deferred tax assets arising from differences in depreciation and amortization.

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS 109, “Accounting for Income Taxes”, to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

The components of the provision for income taxes at December 31, 2008 and 2007 are as follows:

	2008	2007
Current - Federal	$-	$-
Current - State	-	-
Income Tax Provision	$-	$-

A reconciliation of the income tax provision for the Company to the amount expected using the U.S. Federal statutory rate follows:
	2008	2007
Expected amount using:
U.S. Federal statutory rate	$909	$2,969
Utah statutory rate	130	424
Use of loss carryforwards	(1,039)	(3,393)
	$-	$-

Deferred tax assets (liabilities) consisted of the following at December 31, 2008 and 2007:

	2008	2007

Net operating loss carryforwards	$6,217	$7,256
Deferred tax liability	-	-
	6,217	7,256
Valuation allowance	(6,217)	(7,256)
	$-	$-

The valuation allowance was reduced by $1,039 and $3,393 for the years ended December 31, 2008 and 2007, respectively.

Ultra Sun Corp.
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 3 – COMMON STOCK TRANSACTIONS

On the Date of Acquisition, the Company issued 100,000 common shares to the sole proprietor of Sahara Sun in connection with the Acquisition at $0.05 per share for total value of $5,000.

On November 22, 2004, the Company issued 600,000 common shares to its officers for $0.05 per share for $30,000 in cash.

On February 28, 2006, the Company accepted the surrender of 200,000 common shares from its three officers.  The 200,000 shares were canceled and returned to the status of authorized but not issued.

On June 13, 2006, the Company closed an offering for the sale of 800,000 of its authorized but previously unissued common stock at $0.25 per share.  The shares were issued under Nevada securities laws through an offering believed to be exempt from registration under federal law pursuant to section 3(b) of the Securities Act of 1933, as amended, Regulation D, Rule 504.  The gross proceeds of the offering were $200,000.  The officers of the Company acted as sales agents and no commissions were incurred by the Company.  A total of $7,359 in expenses directly related to the offering has been offset against addition paid-in capital.

No preferred stock has been issued since inception.

NOTE 4 – NOTES PAYABLE (Non-related Party)

	December 31,
	2008	2007
Note payable, Wells Fargo Equipment Finance, Inc., interest at 6.64%, payable monthly at $3,926 for the period of January 1, 2004 through December 31, 200	$-	$45,903

Note payable, Zion’s First National Bank, interest at 4.0% over the Prime Rate published in the Wall Street Journal. Initially a revolving note requiring monthly interest only payments, the note converted to a 4-year, fully amortizing loan effective August 16, 2007	-	9,530

Total long-term obligations	-	55,433

Less current portion	-	(48,283)

Total long-term portion	$-	$7,150

NOTE 5 – RELATED PARTY TRANSACTIONS

On December 17, 2008, a stockholder advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $10,000.  The note calls for simple interest at the rate of eight percent per annum.  The entire principal together with interest is due on or before March 18, 2009.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  Interest expense for the years ended December 31, 2008 and 2007 was $28 and $ - 0 -, respectively.

Ultra Sun Corp.
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

During 2008 an officer of the Company used his personal credit card to pay certain operating expenses.  A total of $212 had been advanced on behalf of the Company at December 31, 2008.  The loan is non-interest bearing and is due on demand.

NOTE 6 - COMMITTMENTS AND CONTINGENCIES

The Company has a non-cancelable operating lease for its facilities.  The lease agreement requires a monthly payment ranging from approximately $2,844 to $3,201 and expires in September 2013.  As of November 30, 2004, the Company was in default of the lease agreement.  The lessor temporarily reduced the monthly payment for the months November 2004 through November 2005 to $2,000 and agreed to defer the remainder of the monthly payments totaling $7,870 that would have been due during this period of time.

The Company exercised its option to renew the lease for an additional 5-year period on September 12, 2008.  The portion of the lease payments deferred, which had been included in accounts payable and accrued expenses, was forgiven upon renewal of the lease.  The forgiven amount of $7,870 has been deferred as income and is being amortized over the five year lease at a rate of $131.17 per month.  The Company has the option to renew the lease for one additional 5-year term at monthly payments beginning at $3,297 and adjusted annually for inflation.  The Company is responsible for all expenses connected with the building including improvements, utilities, taxes, and repairs.  Total rent expense for the years ended December 31, 2008 and 2007 was $34,644 and $34,052, respectively.

Future minimum lease payments for the operating lease for the facility are as follows:

Year
2009	$34,381
2010	35,412
2011	36,475
2012	37,569
2013	28,806

Total	$172,643

NOTE 7 – GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred significant cumulative net losses since inception.  As reported in the financial statements, the Company has an accumulated deficit of $171,274.  At December 31, 2008 the Company had total assets of $80,837 and liabilities totaling $24,470.

The ability of the Company to continue as a going concern is dependent on its ability to adequate capital to fund operating losses until it is able to engage in profitable business operations.  To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations.  The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

Ultra Sun Corp
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 8 – SUBSEQUENT EVENTS

On January 14, 2009 a stockholder advanced funds to the Company to pay operating expenses.   The Company executed a promissory note for the principal amount of $10,000.  The note calls for simple interest at the rate of eight percent per annum.  The entire principal together with interest is due and payable on or before April 14, 2009.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.

On January 14, 2009 an officer advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $2,000.  The note calls for simple interest at the rate of eight percent per annum.  The entire principal together with interest is due and payable on or before April 14, 2009.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.

