Form 10-K/A
period 2008-12-31
Ultra Sun Corp
filed 2009-05-06
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2008

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:                                                      000-53571

Ultra Sun Corp.
(Exact name of registrant as specified in charter)

Nevada                                                                                                                                20-1898270
State or other jurisdiction of                                                                                                (I.R.S. Employer I.D. No.)
incorporation or organization

          1532 East St. Marks Court, Salt Lake City, Utah                                                                  84124
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
Yes [  ]                      No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  NONE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Ultra Sun Corp. for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2009 (the “Original Filing”). We are filing this Amendment to amend the front cover of the Original Filing to correct a typographical error on the front cover as to the commission file number and to correct a typographical error.  This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the amended information in this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

               Ultra Sun Corp.

Date:           May 4, 2009                                                      By:  /s/ Neil Blosch
Neil Blosch, President, Director, Principal
Accounting Officer(Principal Executive
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                            Date

/s/Neil Blosch
Neil Blosch                                Director                                May 4, 2009

/s/ Dave O'Bagy                       Director                                May 4, 2009
Dave O'Bagy

4