Form 10-Q
period 2009-03-31
Ultra Sun Corp
filed 2009-05-20
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number  000-53571

Ultra Sun Corp.
(Exact name of registrant as specified in its charter)

Utah                                                                                                                                         20-1898270
(State or other jurisdiction of                                                                                                (IRS Employer Identification No.)
incorporation or organization)

    1532 East St. Marks Court, Salt Lake City, Utah                                                                                 84124
 (Address of principal executive offices)                                                                                                            (Zip Code)

(801) 573-6982
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.    Yes [  ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                           Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
1,300,000 shares of no par value common stock on May 11, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Ultra Sun Corp.
CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2009

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

Ultra Sun Corp.
Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$ 24,975	$ 8,068
Accounts receivable	533	302
Inventory	1,868	1,868
Prepaid expenses	2,000	2,000
Total current assets	29,376	12,238
Fixed assets:
Furniture and equipment	10,619	10,619
Tanning beds	158,446	158,446
Leasehold improvements	36,365	36,365
Total fixed assets	205,430	205,430
Less accumulated depreciation	(145,675)	(139,559)
Net fixed assets	59,755	65,871
Other assets
Deposits	2,728	2,728
Total assets	$ 91,859	$ 80,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 9,491	$ 14,230
Due to officer (note 5)	212	212
Deferred revenue	1,574	1,574
Note payable - related party - current portion (note 5)	22,000	10,000
Accrued interest - notes payable	443	28
Total current liabilities	33,720	26,044
Long-term liabilities
Deferred revenue - long-term portion	5,378	5,771
Total long-term liabilities	5,378	5,771
Total liabilities	39,098	31,815

Stockholders' equity (note 4)
Preferred stock; $.001 par value, 5,000,000 authorized
shares, no shares issued and outstanding	-	-
Common stock; $.001 par value, 45,000,000 authorized
shares, 1,300,000 and 1,300,000 shares issued
and outstanding, respectively	1,300	1,300
Additional paid-in capital	226,341	226,341
Retained earnings	(174,880)	(178,619)
Total stockholders' equity	52,761	49,022

Total liabilities and stockholders' equity	$ 91,859	$ 80,837

See Notes to Financial Statements.

Ultra Sun Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Revenue
Tanning and product sales	$ 57,332	$ 69,870
Cost of goods sold	(12,574)	(18,229)

Gross profit	44,758	51,641

Operating Expenses:
Depreciation and amortization	458	522
General and administrative	9,412	8,849
Payroll	20,053	16,582
Professional fees	1,125	1,210
Rent	9,556	8,704

Total operating expenses	40,604	35,867

Income from operations	4,154	15,774

Other income (expense)
Interest expense	(415)	(940)

Net income	$ 3,739	$ 14,834

Net income per share	$ 0.00	$ 0.01

Weighted average common
shares outstanding	1,300,000	1,300,000

See Notes to Financial Statements.

Ultra Sun Corp.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Operating Activities
Net income	$ 3,739	$ 14,834
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,116	8,463
Changes in operating assets and liabilities:
(Increase) decrease in inventory	-	(680)
(Increase) decrease in accounts receivable	(231)	-
(Increase) decrease in prepaid expenses	-	(3,500)
Increase (decrease) in accounts payable
and accrued expenses	(4,739)	(14,320)
Increase (decrease) in accrued interest	415	928
Increase (decrease) in deferred revenue	(393)	-
Net cash provided by operating activities	4,907	5,725

Financing Activities
Principal payments on notes payable	-	(11,615)
Cash borrowed from related parties	12,000	-
Net cash provided by financing activities	12,000	(11,615)

Investing Activities
Acquisition of furniture, fixtures & equipment	-	(812)
Net cash used in investing activities	-	(812)

Net increase (decrease) in cash	16,907	(6,702)
Cash at beginning of period	8,068	42,725
Cash at end of period	$ 24,975	$ 36,023

Supplemental disclosures
Interest paid in cash	$ -	$ 952

See Notes to Financial Statements.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE   1 – CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of Ultra Sun Corp.  These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2008.  In particular, the Company’s significant accounting policies were presented as Note 1 to the financial statements in that report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

NOTE   2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Nevada on November 5, 2004 and has elected a fiscal year end of December 31.  On November 15, 2004 (Date of Acquisition) the Company acquired the net assets, with a deemed fair value of ($5,118) on the date of acquisition, and the existing business and trade name of Sahara Sun (a DBA of Neil Blosch, the sole proprietor), for the purpose of continuing operations in the tanning salon business (the Acquisition).  In connection with the Acquisition, the Company also issued $5,000 in stock and $78,000 in notes payable, and acquired a covenant-not-to-compete with a deemed fair value of $88,118, which has been fully amortized.  The Acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard #141, “Business Combinations”.

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Income Taxes – From November 4, 2004, date of inception, through May 31, 2006, the Company operated as a Subchapter S Corporation for tax purposes and cumulative losses of $163,076 were passed through to the Company’s stockholders.  Effective June 1, 2006, the Company converted to a “C” corporation.  The Company had a federal net operating loss carryforward of $15,543 for the period June 1, 2006 through December 31, 2008 which begins to expire in 2026.  The tax benefit of this net operating loss, based on an effective rate of 35% for federal and 5% for state, was approximately $6,217 and has been offset by a full valuation allowance, after taking into account other deferred tax assets arising from differences in depreciation and amortization.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE   2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (Continued) – For the three-month period ended March 31, 2009, the Company recorded net income before income taxes of $3,739.  There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.  Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 “Accounting for Income Taxes” due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the periods ending March 31, 2009 and 2008, the Company did not have non-cash investing activities.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences may be material to the financial statements.

Inventory - Inventory consists of tanning products such as oils and bronzers and candles purchased for resale and are stated at the lower of cost determined by the first-in first-out (FIFO) method or market.  Inventory cost includes those costs directly attributable to the product before sale.

Revenue recognition – The Company recognizes revenue from product or tanning sales at the time the purchase is made or services are rendered.  Gift certificates issued are recognized as revenues at the time the gift certificates are sold.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE   2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)
In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the FASB  issued SFAS  No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE   2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)
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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, ACCOUNTING FOR DEFENSIVE INTANGIBLE ASSETS (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

On January 12, 2009, the FASB issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE   2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)
157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

NOTE   3 – COMMON STOCK TRANSACTIONS

On the Date of Acquisition, the Company issued 100,000 common shares to its President in connection with the Acquisition at $0.05 per share for a total value of $5,000.

On November 22, 2004, the Company issued 600,000 common shares to its officers for $0.05 per share for $30,000 in cash.

On February 28, 2006, the Company accepted the surrender and cancellation of 200,000 common shares from its officers.

On June 13, 2006, the Company closed an offering for the sale of 800,000 of its authorized but previously unissued common stock at $0.25 per share.  The shares were issued under Nevada securities laws through an offering believed to be exempt from registration under federal law pursuant to section 3(b) of the Securities Act of 1933, as amended, Regulation D, Rule 504.  The gross proceeds of the offering were $200,000.  The officers of the Company acted as sales agents and no commissions were incurred by the Company.  A total of $7,359 in expenses directly related to the offering was offset against capital paid in excess of par value.

No preferred stock has been issued since inception.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2008 an officer of the Company used his personal credit card to pay certain operating expenses.  A total of $212 had been advanced on behalf of the Company at December 31, 2008.  The loan is non-interest bearing and is due upon demand.

On December 17, 2008 a stockholder advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $10,000.  The note calls for simple interest at the rate of eight percent per annum.  On March 18, 2009 the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with interest is due and payable on or before June 18, 2009.

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

Both the stockholder advance of $10,000 and the officer advance of $2,000 have had their due dates extended by three months and are now due and payable on July 14, 2009.

Interest expense for the three-months ended March 31, 2009 was $415 and $0, respectively.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

NOTE   5 – COMMITMENTS AND CONTINGENCIES

The Company has a non-cancelable operating lease for its facilities.  The lease agreement requires a monthly payment ranging from approximately $2,844 to $3,201 and expires in September 2013.  As of November 30, 2004, the Company was in default on the lease agreement.  The lessor temporarily reduced the monthly payment for the months of November 2004 through October 2005 to $2,000 and deferred the remainder of the monthly payments totaling $7,870 that would have been due during this period of time.

The Company exercised its option to renew the lease for an additional 5-year period on September 12, 2008.  The portion of the lease payments deferred, which had been included in accounts payable and accrued expenses, was forgiven upon renewal of the lease.  The forgiven amount of $7,870 has been deferred as income and is being amortized over the five-year lease at a rate of $131.17 per month.  The Company has the option to renew the lease for one additional 5-year term at monthly payments beginning at $3,297 and adjusted annually for inflation.  The Company is responsible for all expenses connected with the building, including improvements, utilities, taxes, and repairs.  Total rent expense for the three-month periods ended March 31, 2009 and 2008 was $9,556 and $8,704, respectively.

Future minimum lease payments for the operating lease for the facility are as follows:

Payments Due During the Year
Ended December 31,
2009                                               $  25,850
2010                                               $  35,412
2011                                               $  36,475
2012                                               $  37,569
2013                                               $  28,806
Total                                               $164,112

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Ultra Sun believes there have been no significant changes during the quarter ended March 31, 2009.

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

Stock-Based Compensation. The Company has stock-based compensation plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted during the year, or granted in a prior year if not fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).  There was no stock-based compensation during the period ended March 31, 2009 and the year ended December 31, 2008.

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

Results of Operations

March 31, 2009 and 2008

For the quarter ended March 31, 2009 and 2008, we had revenues of $57,332 and $69,870, respectively with net income of $3,739 and $14,834, respectively.  We spent a portion of 2006 and 2007 refining our product offering and salon appearance and trying new tanning and beauty care products.  From these efforts, we believe we have improved on our product offering and salon appearance to the point where we can expand and have profitable operations quicker than in the past.  We also benefited from a reduction in interest expense as we paid down our initial loans on equipment and tenant improvements.  We anticipate future results to remain fairly consistent.  Current economic conditions may reduce revenues as we move forward for a period of time as consumers reduce their discretionary spending.  So far, our business has not seen a shift in consumer spending but we would anticipate at least a short-term effect given current economic conditions.

Our expenses for the quarter ended March 31, 2009, remained similar to the quarter ended March 31, 2008.  Operating expenses increased by only $2,455 for the quarter ended March 31, 2009 compared to March 31, 2008 with operating expenses of $40,604 for March 31, 2009.   General and administrative expense increased to $9,412 from $8,849 for the quarter ended March 31, 2009 versus March 31, 2008.  We believe expense will remain in these ranges going forward and should be similar for additional salons. Our depreciation expense decreased to $458 from $2,804 for March 31, 2009 versus March 31, 2008.

Our revenues allowed us to continue to reduce the initial debt incurred on the opening of the salon and we feel it should continue to be reduced as we are better able to meet ongoing costs.   Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers have very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, we have not focused on marketing and relied on location and word of mouth.  As we have paid off debt, and with operations stabilizing, we now hope to be able to expend additional monies on marketing.  For the quarter ended March 31, 2009, we spent no funds on advertising.  We believe even a slight increase in marketing should increase revenues.   As with most businesses we have seen a slight decrease in revenues as the recession continued to worsen.  We believe this trend will continue at least through summer but will hopefully ease as we move more into the fall and winter months.  We are hopeful with our current cost structure that we will not have significant losses during the ongoing challenging economic times.

Our cost of goods sold related to our revenue is approximately 22% to 23% for the quarter ended March 31, 2009 and 2008.  For the quarter ended March 31, 2009, our cost of goods sold was $12,574 compared to revenues of $57,332 resulting in a gross profit of $44,758.  For the quarter ended March 31, 2008, our cost of goods sold was $15,947 compared to revenues of $69,870 resulting in a gross profit of $53,923.  Based on the gross profit margin of approximately 77% we feel it is important to drive more revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Seasonality and Cyclicality

Although our salon receives steady business throughout the year, we experience our busiest seasons in the winter and spring months.  We would anticipate this trend to continue.  With the ability to offer spray-on tanning, we are seeing more demand for this tanning method in the summer months as people seek to avoid outdoor tanning.

Liquidity and Capital Resources

As of March 31, 2009, we had a working capital deficit of $4,344 compared to a working capital deficit of $13,806 for December 31, 2008.  Part of the reason for our working capital deficit is we carry very little inventory and have no accounts receivable and had to borrow funds to open the salon and cover initial short- falls.  We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management.  We also believe as we have refined our business model that we will not face short-falls as we did in the past as we tried different salon structures and appearances.  We are hopeful in future quarters that our working capital deficit will be reduced further as we continue to pay off debt.  We have been able to pay off all of our initial long-term debt from revenue and initial equity investments.

As we have reduced our overall indebtedness, we have been able to fund operations from revenues.  Occasionally, we have had to rely on short term funding from management or shareholders but we believe as our overall indebtedness has decreased, we should start to be able to cover ongoing expense from revenues.  Management has indicated a willingness to fund any unanticipated short-falls for the next twelve months.  We will have to seek additional capital if we try and expand our operations through private labeling products or opening new salons.  We will probably seek additional equity financing if we seek additional capital but at this time, the exact amounts are unknown until we have found either salons to acquire or new sites to open.  Future expansion will be dependent on additional capital which most likely would cause dilution to current shareholders.  As our current revenues seem to have stabilized and we have sufficient revenues to fund ongoing operations, any future capital would be raised and used for expansion.  Management will most likely continue to fund ongoing short-falls.  With the current economy, revenues could decrease in which case we would have to rely on additional capital sources.  For the immediate needs of our current salon, we would seek management and shareholder loans.  There can be no assurance that management and shareholders will continue to loan Ultra Sun funds.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

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

Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009.  Based on this evaluation, our management concluded that, as of March 31, 2009, our internal control over financial reporting was effective.  However, with the limitations on the ability to provide segregation of duties, our management is actively seeking to add additional management personnel to provide segregation of duties.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a)     Exhibits.

Item 4                      Exhibit No.                                Instruments Defining the Rights of Security Holders              Location

31.01                                31                           CEO certification Pursuant
                        to 18 USC Section 1350, as
                        adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002                                               This Filing

31.02                                31                           CFO certification Pursuant
to 18 USC Section 1350, as
                        adopted pursuant to Section 302
                        of Sarbanes-Oxley Act of 2002                                               This Filing

32.01                                32                           CEO Certification pursuant to
                      section 906                                                                                          This Filing

32.02                                32                           CFO Certification pursuant to
                        Section 906                                                                                This Filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Ultra Sun Corp.

Date:           May 20, 2009                                                      By:  /s/ Neil Blosch
Neil Blosch, President, Director, Principal
Accounting Officer(Principal Executive
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                                       Date

/s/Neil Blosch
Neil Blosch                                Director                                May 20, 2009

/s/ Dave O'Bagy                        Director                               May 20, 2009
Dave O'Bagy