Form 10-K/A
period 2009-03-31
Ultra Sun Corp
filed 2009-06-02
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 2
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2008

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:                                                      000-53571

Ultra Sun Corp.
(Exact name of registrant as specified in charter)

Nevada	20-1898270
(State of other jurisdiction of incorporation or organization)	I.R.S. Employer I.D. No.

1532 East St. Marks Court, Salt Lake City, Utah	84124
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (801) 573-6982

Securities registered pursuant to section 12(b) of the Act:

Tital of each class	Name of each exchange on which registered
None	N/A

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

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Ultra Sun Corp. for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on April 14, 2009 (the “Original Filing”). We are filing this Amendment to amend the front cover of the Original Filing to correct a typographical error on the front cover as to the commission file number and to correct a typographical error.  This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the amended information in this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not aware of any other late reports filed by officers, directors and ten percent stockholders.

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
5) Not applicable.
6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit Number	SEC Reference Number	Title of Document	Location
Item 3	Articles of Incorportion and Bylaws
3.01	3	Articles of Incorporation	Incorporated by reference
3.02	3	Bylaws	Incorporated by reference

Item 4	Instruments Defining the Rights of Secruity Holders
4.01	4	Specimen Stock Certficate	Incorporated by reference
31.01	31	CEO certification	This filing
31.02	31	CFO certification	This filing
32.01	32	CEO certification	This filing
32.02	32	CFO certification	This filing

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

No preferred stock has been issued since inception.

NOTE 4 – NOTES PAYABLE (Non-related Party)

	December 31,
	2008	2007
Note payable, Wells Fargo Equipment Finance, Inc., interest at 6.64%, payable monthly at $3,926 for the period of January 1, 2004 through December 31, 2008, the final date.	$-	$45,903

Note payable, Zion’s First National Bank, interest at 4.0% over the Prime Rate published in the Wall Street Journal. Initially a revolving note requiring monthly interest only payments, the note converted to a 4-year, fully amortizing loan effective August 16, 2007	-	9,530

Total long-term obligations	-	55,433

Less current portion	-	(48,283)

Total long-term portion	$-	$7,150

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