Form 10-Q
period 2009-06-30
Ultra Sun Corp
filed 2009-08-14
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
1,300,000 shares of no par value common stock on August 10, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Ultra Sun Corp.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2009

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

Ultra Sun Corp.
Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$ 17,790	$ 8,068
Accounts receivable	-	302
Inventory	2,657	1,868
Prepaid expenses	-	2,000
Total current assets	20,447	12,238
Fixed assets:
Furniture and equipment	10,619	10,619
Tanning beds	158,446	158,446
Leasehold improvements	37,250	36,365
Total fixed assets	206,315	205,430
Less accumulated depreciation	(151,808)	(139,559)
Net fixed assets	54,507	65,871
Other assets
Deposits	2,728	2,728
Total assets	$ 77,682	$ 80,837

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 7,314	$ 14,230
Due to officer (note 4)	-	212
Deferred revenue - current portion (note 5)	1,574	1,574
Note payable - related party - current portion (note 4)	22,000	10,000
Accrued interest - notes payable	1,094	28
Total current liabilities	31,982	26,044
Long-term liabilities
Deferred revenue - long term portion (note 5)	4,984	5,771
Total long-term liabilities	4,984	5,771
Total liabilities	36,966	31,815

Stockholders' equity (deficit) (note 4)
Preferred stock; $.001 par value, 5,000,000 authorized
shares, no shares issued and outstanding	-	-
Common stock; $.001 par value, 45,000,000 authorized
shares, 1,300,000 and 1,300,000 shares issued
and outstanding, respectively	1,300	1,300
Additional paid-in capital	226,341	226,341
Retained earnings	(186,925)	(178,619)
Total stockholders' equity	40,716	49,022

Total liabilities and stockholders' equity	$ 77,682	$ 80,837

The accompanying notes are an integral part of these unaudited financial statements.

Ultra Sun Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Tanning and product sales	$ 64,487	$ 74,760	$ 121,819	$ 144,630
Cost of goods sold	(12,680)	(14,457)	(25,254)	(30,404)

Gross profit	51,807	60,303	96,565	114,226

Operating Expenses:
Depreciation and amortization	474	2,866	932	5,670
General and administrative	13,625	13,473	23,037	22,322
Payroll	18,526	19,319	38,579	35,901
Professional fees	19,893	3,928	21,018	5,138
Rent	10,683	8,704	20,239	17,408

Total operating expenses	63,201	48,290	103,805	86,439

Income (loss) from operations	(11,394)	12,013	(7,240)	27,787

Other income (expense)
Interest expense	(651)	(53)	(1,066)	(1,83)

Total other income (expense)	(61)	(543)	(,066)	(1,483)

Net income (loss)	$ (12,045)	$ 11,470	$ (8,306)	$ 26,304

Net income (loss) per share	$ (0.01)	$ 0.01	$ (0.01)	$ 0.02

Weighted average common
shares outstanding	1,300,000	1,300,000	1,300,000	1,300,000

The accompanying notes are an integral part of these unaudited financial statements.

Ultra Sun Corp.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008

Operating Activities
Net income (loss)	$ (8,306)	$ 26,304

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	12,249	16,988

Changes in operating assets and liabilities:
(Increase) decrease in inventory	(789)	(920)
(Increase) decrease in accounts receivable	302	-
(Increase) decrease in prepaid expenses	2,000	-
Increase (decrease) in accounts payable
and accrued expenses	(6,916)	(22,215)
Increase (decrease) in due to officer	(212)	-
Increase (decrease) in accrued interest	1,066	(44)
Increase (decrease) in deferred revenue	(787)	-
Net cash provided by (used in) operating activities	(1,393)	20,113

Financing Activities
Principal payments on notes payable	-	(31,875)
Cash borrowed from related parties	12,000	-
Net cash provided by (used in) financing activities	12,000	(31,875)

Investing Activities
Acquisition of furniture, fixtures & equipment	(885)	(2,101)
Net cash used in investing activities	(885)	(2,101)

Net increase (decrease) in cash	9,722	(13,863)
Cash at beginning of period	8,068	42,725
Cash at end of period	$ 17,790	$ 28,862

Supplemental disclosures
Interest paid in cash	$ -	$ 1,527

The accompanying notes are an integral part of these unaudited financial statements.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

NOTE   1 – CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of Ultra Sun Corp.  These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2008.  In particular, the Company’s significant accounting policies were presented as Note 1 to the financial statements in that report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the three and six month periods ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

NOTE   2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Nevada on November 5, 2004 and has elected a fiscal year end of December 31.  On November 15, 2004 (Date of Acquisition) the Company acquired the net assets, with a deemed fair value of ($5,118) on the date of acquisition, and the existing business and trade name of Sahara Sun (a DBA of Neil Blosch, the sole proprietor), for the purpose of continuing operations in the tanning salon business (the Acquisition).  In connection with the Acquisition, the Company also issued $5,000 in stock and $78,000 in notes payable, and acquired a covenant-not-to-compete with a deemed fair value of $88,118, which has been fully amortized.  The Acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards #141, “Business Combinations”.

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

For the three and six month periods ended June 30, 2009, the Company recorded net income (loss) before income taxes of ($12,045) and ($8,306), respectively.  There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.  Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 “Accounting for Income Taxes” due to the uncertainty of their realization.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2009 or 2008.

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

Recent Accounting Pronouncements –
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

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

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

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60.  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided.  For purposes of this statement, the amount of insurance protection provided is assumed to be  function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1. DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATION SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS.  FSP EITF No. 3-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

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

On January 12, 2009 the FASB issued a Final Staff Position (“FSP”) amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising form contingencies in a business combination.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements, but does not expect it to have a material impact.

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements.  FSP AS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  These FSPs do not have an impact on the Company at the present time.

On May 28, 2009, the FASB announced the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)
SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

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

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

NOTE   3 – COMMON STOCK TRANSACTIONS (continued)

On June 13, 2006, the Company closed an offering for the sale of 800,000 of its authorized but previously unissued common stock at $0.25 per share.  The shares were issued under Nevada securities laws through an offering believed to be exempt from registration under federal law pursuant to section\n 3(b) of the Securities Act of 1933, as amended, Regulation D. Rule 504.  The gross proceeds of the offering were $200,000.  The officers of the Company acted as sales agents and no commissions were incurred by the Company.  A total of $7,359 in expenses directly related to the offering was offset against capital paid in excess of par value.

No preferred stock has been issued since inception.

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2008 an officer of the Company used his personal credit card to pay certain operating expenses.  A total of $212 had been advanced on behalf of the Company at December 31, 2008.  The loan was non-interest bearing and was paid in full during June 2009.

On December 17, 2008 a stockholder advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $10,000.  The note calls for simple interest at the rate of eight percent per annum.  On March 18, 2009 the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with interest was due and payable on or before June 18, 2009.  The due date on this note was subsequently extended to December 31, 2009.

On January 14, 2009 a stockholder advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $10,000.  The note called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due and payable on or before April 14, 2009.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  On April 27, 2009 the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with interest was due and payable on or before July 14, 2009. See Note 6.

On January 14, 2009 an officer advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $2,000.  The note calls for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due and payable on or before April 14, 2009.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  On April 30, 2009 the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with interest was due and payable on or before July 14, 2009. See Note 6.

Interest expense for the three and six-month periods ended June 30, 2009 was $651 and $1,066, respectively.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

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

The Company exercised its option to renew the lease for an additional 5-year period on September 12, 2008.  The portion of the lease payments deferred, which had been included in accounts payable and accrued expenses, was forgiven upon renewal of the lease.  The forgiven amount of $7,870 has been deferred as income and is being amortized over the five-year lease at a rate of $131.17 per month.  The Company has the option to renew the lease for one additional 5-year term at monthly payments beginning at $3,297 and adjusted annually for inflation.  The Company is responsible for all expenses connected with the building, including improvements, utilities, taxes, and repairs.  Total rent expense for the three and six month periods ended June 30, 2009 was $8,532 and $17,063, respectively.

Future minimum lease payments for the operating lease for the facility are as follows:

Payments Due During the Year
Ended December 31,
2009                                               $  17,318
2010                                               $  35,412
2011                                               $  36,475
2012                                               $  37,569
2013                                               $  28,806
Total                                               $155,580

NOTE 6 - SUBSEQUENT EVENTS

On July 1, 2009 two stockholders and an officer of the Company mutually agreed to extend the due dates on their promissory notes to December 31, 2009.  Each note will accrue simple interest at the rate of twelve percent per annum.  The entire principal together with interest is due and payable on or before December 31, 2009.

The Company has reviewed subsequent events through August 13, 2009 and determined there are no other items to disclose.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Ultra Sun believes there have been no significant changes during the quarter ended June 30, 2009.

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

Stock-Based Compensation. The Company has stock-based compensation plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the year ended December 31, 2008 includes compensation expense for all stock-based compensation awards granted during the year, or granted in a prior year if not fully vested as of January 1, 2009, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

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

Results of Operations

June 30, 2009 and 2008

For the quarter ended June 30, 2009 and 2008, we had revenues of $64,487 and $74,760, respectively.  For the quarter ended June 30, 2009, we had a net loss of $12,045 and for the six months ended June 30, 2009, we had a net loss of $8,306 on revenues of $121,819.  This compares with net income of $11,470 and $26,304 for the three and six months ended June 30, 2008.  We believe the reduction in income reflects the general economic conditions of the economy as consumers have reduced their discretionary spending.  We are hopeful that the remainder of the year will see increasing revenues as we move out of the summer months into fall and winter.  Also, as the economy improves we are hopeful that consumers will start spending again.

Our expenses for the quarter ended June 30, 2009, remained similar to the quarter ended June 30, 2008, except for an increase in professional fees, primarily auditing and legal which increased to $19,893 from $3,928 for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008.   Our cost of goods sold remained around 19% of revenue and we would anticipate cost of goods sold to remain at similar levels in the future.  Operating expenses increased by $14,911 as the result of increased rent and professional fees.  General and administrative expense remained consistent with only a marginal increase and payroll also remained consistent.   Payroll for the six months ended June 30, 2009 versus June 30, 2008 increased slightly but overall our biggest increase was in professional fees.  We are hopeful we will be able to reduce professional fees in the future as we become more proficient at handling our auditing and SEC reporting obligations.

Our revenues allowed us to continue to reduce the initial debt incurred on the opening of the salon and we feel it should continue to be reduced as we are better able to meet ongoing costs.   Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers have very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, we have not focused on marketing and relied on location and word of mouth.  As we have paid off debt, and with operations stabilizing, we now hope to be able to expend additional monies on marketing.  For the quarter ended June 30, 2009, we spent no funds on advertising.  We believe even a slight increase in marketing should increase revenues.   As with most businesses we have seen a slight decrease in revenues as the recession continued to worsen.  We believe this trend will continue at least through summer but will hopefully ease as we move more into the fall and winter months.  We are hopeful with our current cost structure that we will not have significant losses during this ongoing challenging economic times.

Our cost of goods sold related to our revenue is approximately 19% for the quarter ended June 30, 2009 and 2008.  For the quarter ended June 30, 2009, our cost of goods sold was $12,680 compared to revenues of $64,487 resulting in a gross profit of $51,807.  For the quarter ended June 30, 2008, our cost of goods sold was $14,457 compared to revenues of $74,760 resulting in a gross profit of $60,303.  Based on the gross profit margin of approximately 79% we feel it is important to drive more revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Seasonality and Cyclicality

Although our salon receives steady business throughout the year, we experience our busiest seasons in the winter and spring months.  We would anticipate this trend to continue.  With the ability to offer spray-on tanning, we are seeing more demand for this tanning method in the summer months as people seek to avoid outdoor tanning.

Liquidity and Capital Resources

As of June 30, 2009, we had a working capital deficit of $11,535 compared to a working capital deficit of $13,806 for December 31, 2008.  Part of the reason for our working capital deficit is we carry very little inventory and have no accounts receivable and had to borrow funds to open the salon and cover initial short- falls.  Additionally, with an unexpected drop in revenue we had to borrow funds from shareholders to cover short-falls.  We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management.  We also believe as we have refined our business model that we will not face short-falls as we did in the past as we tried different salon structures and appearances.  We are hopeful in future quarters that our working capital deficit will be reduced further as we continue to pay off debt.  We have been able to pay off all of our initial long- term debt from revenue and initial equity investments.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009.  Based on this evaluation, our management concluded that, as of June 30, 2009, our internal control over financial reporting was effective.  However, with the limitations on the ability to provide segregation of duties, our management is actively seeking to add additional management personnel to provide segregation of duties.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended June 30, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

(a)     Exhibits.

Item 4                      Exhibit No.                                Instruments Defining the Rights of Security HoldersLocation

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
                        Section 906                                                                                                                     This Filing

*  Incorporated by reference from the Company’s registration statement on Form 10-SB filed with the Commission, SEC file no. 0-23502.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Sun Corp.

Date:           August 14, 2009                                                      By:  /s/ Neil Blosch
Neil Blosch, President, Director, Principal
Accounting Officer(Principal Executive
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Title                                             Date

/s/Neil Blosch
Neil Blosch                                Director                                August 14, 2009

/s/ Dave O'Bagy                        Director                                August 14, 2009
Dave O'Bagy