Form 10-Q
period 2009-09-30
Ultra Sun Corp
filed 2009-11-16
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number  000-53571

Ultra Sun Corp.
(Exact name of registrant as specified in its charter)

Nevada                                                                                                20-1898270
     (State or other jurisdiction of                                                              (IRS Employer Identification No.)
                                                                               incorporation or organization)

1532 East St. Marks Court, Salt Lake City, Utah                                                                                                      84124
        (Address of principal executive offices)                                                                                                            (Zip Code)

(801) 573-6982
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

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
1,300,000 shares of no par value common stock on November 3, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Ultra Sun Corp.
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2009

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

Ultra Sun Corp.
Balance Sheets
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$7,693	$8,068
Accounts receivable	-	302
Inventory	2,446	1,868
Prepaid expenses	-	2,000
Total current assets	10,139	12,238
Fixed assets:
Furniture and equipment	10,619	10,619
Tanning beds	158,446	158,446
Leasehold improvements	37,250	36,365
Total fixed assets	206,315	205,430
Less accumulated depreciation	(157,763)	(139,559)
Net fixed assets	48,552	65,871
Other assets
Deposits	2,728	2,728
Total assets	$61,419	$80,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$4,501	$14,230
Due to officer (note 4)	-	212
Deferred revenue (note 5)	1,574	1,574
Note payable - related party - current portion (note 4)	22,000	10,000
Accrued interest - notes payable	1,772	28
Total current liabilities	29,847	26,044
Long-term liabilities
Deferred revenue - long-term portion (note 5)	4,591	5,771
Total long-term liabilities	4,591	5,771
Total liabilities	34,438	31,815
Stockholders' equity (note 4)
Preferred stock; $.001 par value, 5,000,000 authorized
shares, no shares issued and outstanding	-	-
Common stock; $.001 par value, 45,000,000 authorized
shares, 1,300,000 and 1,300,000 shares issued
and outstanding, respectively	1,300	1,300
Additional paid-in capital	226,341	226,341
Retained earnings	(200,660)	(178,619)
Total stockholders' equity	26,981	49,022
Total liabilities and stockholders' equity	$61,419	$80,837

The accompanying notes are an integral part of these unaudited financial statements.

Ultra Sun Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Tanning and product sales	$31,598	$41,354	$153,417	$185,985
Cost of goods sold	(8,388)	(11,704)	(33,642)	(42,108)

Gross profit	23,210	29,650	119,775	143,877

Operating Expenses:
Advertising	14	150	14	150
Depreciation and amortization	296	2,888	1,228	8,558
General and administrative	7,960	12,975	30,998	35,297
Payroll	13,974	14,680	52,553	50,580
Professional fees	4,297	2,260	25,315	7,397
Rent	9,716	8,573	29,955	25,981

Total operating expenses	36,257	41,526	140,063	127,963

Income (loss) from operations	(13,047)	(11,876)	(20,288)	15,914

Other income (expense)
Interest expense	(688)	(331)	(1,753)	(1,815)

Total other income (expense)	(688)	(331)	(1,753)	(1,815)

Net income (loss)	$(13,735)	$(12,207)	$(22,041)	$14,099

Net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$0.01

Weighted average common
shares outstanding	1,300,000	1,300,000	1,300,000	1,300,000

The accompanying notes are an integral part of these unaudited financial statements.

Ultra Sun Corp.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

Operating Activities
Net income (loss)	$(22,041)	$14,099

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	18,204	25,535

Changes in operating assets and liabilities:
(Increase) decrease in inventory	(578)	(1,116)
(Increase) decrease in accounts receivable	302	-
(Increase) decrease in prepaid expenses	2,000	-
Increase (decrease) in accounts payable
and accrued expenses	(9,729)	(29,246)
Increase (decrease) in due to officer	(212)	-
Increase (decrease) in accrued interest	1,744	(44)
Increase (decrease) in deferred revenue	(1,180)	7,739
Net cash provided by (used in) operating activities	(11,490)	16,967

Investing Activities
Acquisition of furniture, fixtures & equipment	(885)	(2,101)
Net cash used in investing activities	(885)	(2,101)

Financing Activities
Principal payments on notes payable	-	(43,323)
Cash borrowed from related parties	12,000	548
Net cash provided by (used in) financing activities	12,000	(42,775)

Net increase (decrease) in cash	(375)	(27,909)
Cash at beginning of period	8,068	42,725
Cash at end of period	$7,693	$14,816

Supplemental disclosures
Interest paid in cash	$9	$1,859

The accompanying notes are an integral part of these unaudited financial statements.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE   1 – CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of Ultra Sun Corp.  These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2008.  In particular, the Company’s significant accounting policies were presented as Note 1 to the financial statements in that report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

NOTE   2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Nevada on November 5, 2004 and has elected a fiscal year end of December 31.  On November 15, 2004 (Date of Acquisition) the Company acquired the net assets, with a deemed fair value of ($5,118) on the date of acquisition, and the existing business and trade name of Sahara Sun (a DBA of Neil Blosch, the sole proprietor), for the purpose of continuing operations in the tanning salon business (the Acquisition).  In connection with the Acquisition, the Company also issued $5,000 in stock and $78,000 in notes payable, and acquired a covenant-not-to-compete with a deemed fair value of $88,118, which has been fully amortized.  The Acquisition was accounted for using the purchase method of accounting in accordance with FASC Topic #850, “Business Combinations.”

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

For the three and nine month periods ended September 30, 2009, the Company recorded net income (loss) before income taxes of ($13,735) and ($22,041), respectively.  There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.  Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with FACS Topic 740 “Income Taxes” due to the uncertainty of their realization.

The Company follows the provisions of uncertain tax provisions as addressed in FASB ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE   2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has no tax positions at September 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  No such interest or penalties were recognized during the periods presented.  The Company had no accruals for interest and penalties on income taxes at September 30, 2009 or 2008.

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

Recent Accounting Pronouncements –

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value  Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

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

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

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

Interest expense for the three and nine-month periods ended September 30, 2009 was $688 and $1,753, respectively.

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

The Company exercised its option to renew the lease for an additional 5-year period on September 12, 2008.  The portion of the lease payments deferred, which had been included in accounts payable and accrued expenses, was forgiven upon renewal of the lease.  The forgiven amount of $7,870 has been deferred as income and is being amortized over the 5-year lease at a rate of $131 per month.  The Company has the option to renew the lease for one additional 5-year term at monthly payments beginning at $3,297 and adjusted annually for inflation.  The Company is responsible for all expenses connected with the building, including improvements, utilities, taxes, and repairs.  Total rent expense for the three and nine month periods ended September 30, 2009 was $9,716 and $29,955, respectively.

Future minimum lease payments for the operating lease for the facility are as follows:

Payments Due During the Year
Ended December 31,
2009                                               $    8,787
2010                                               $  35,412
2011                                               $  36,475
2012                                               $  37,569
2013                                               $  28,806
Total                                             $ 147,049

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 13, 2009, and determined there are no events that require disclosure.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Ultra Sun believes there have been no significant changes during the quarter ended September 30, 2009.

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

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.”  Revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

Stock-Based Compensation. The Company has stock-based compensation plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASC topic #718 “Fair Value,” using the modified prospective transition method. Under this transition method, stock-based compensation expense for the year ended December 31, 2008 includes compensation expense for all stock-based compensation awards granted during the year, or granted in a prior year if not fully vested as of January 1, 2009.

•	The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:

•	Expected term is determined using an average of the contractual term and vesting period of the award;

•	Expected volatility of award grants made under the Company's plans is measured using the historical daily

•	changes in the market price of similar industry indices, which are publicly traded, over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

Forfeitures are based on the history of cancellations of awards granted by the Company and   management's analysis of potential forfeitures.

We account for income taxes in accordance with FASC Topic #740 “Income Taxes.”  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

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

Results of Operations

September 30, 2009 and 2008

For the quarter ended September 30, 2009 and 2008, we had revenues of $31,598 and $41,354, respectively.  For the quarter ended September 30, 2009, we had a net loss of $13,735 and for the nine months ended September 30, 2009, we had a net loss of $22,041 on revenues of $153,417.  This compares with net income of $14,099 for the nine months ended September 30, 2008 on revenues of $185,985.  We believe the reduction in income reflects the general economic conditions of the economy as consumers have reduced their discretionary spending.  We are hopeful that the remainder of the year will see increasing revenues as we move out of the summer months into fall and winter.  Also, as the economy improves we are hopeful that consumers will start spending again.

Our expenses for the quarter ended September 30, 2009, remained similar to the quarter ended September 30, 2008, with a minor reduction related to the reduction in overall business.   Our cost of goods decreased slightly as a result of lower sales and we would anticipate cost of goods sold to remain at similar levels in the future.  Operating expenses decreased slightly to $36,257 from $41,526 for the three months ended September 30, 2009 and 2008, respectively.  These cost reductions were the results of staff savings do to the lower customer demand. General and administrative expense decreased slightly as slower demand reduced overtime and the need for extra employees.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers have very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, we have not focused on marketing and relied on location and word of mouth.  As we have paid off debt, and with operations stabilizing, we now hope to be able to expend additional monies on marketing.  For the quarter ended September 30, 2009, we spent only nominal funds on advertising.  We believe even a slight increase in marketing should increase revenues.   As with most businesses we have seen a slight decrease in revenues as the recession continued to worsen.  We believe this trend will continue at least through summer but will hopefully ease as we move more into the fall and winter months.  We are hopeful with our current cost structure that we will not have significant losses during this ongoing challenging economic times.

For the quarter ended September 30, 2009, our cost of goods sold was $8,388 compared to revenues of $31,598 resulting in a gross profit of $23,210.  For the quarter ended September 30, 2008, our cost of goods sold was $11,704 compared to revenues of $41,354 resulting in a gross profit of $29,650.  Based on the gross profit margin of approximately 73% we feel it is important to drive more revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Seasonality and Cyclicality

Although our salon receives steady business throughout the year, we experience our busiest seasons in the winter and spring months.  We would anticipate this trend to continue.  With the ability to offer spray-on tanning, we are seeing more demand for this tanning method in the summer months as people seek to avoid outdoor tanning.

Liquidity and Capital Resources

As of September 30, 2009, we had a working capital deficit of $19,708 compared to a working capital deficit of $13,806 for December 31, 2008.  Part of the reason for our working capital deficit is we carry very little inventory and have no accounts receivable and had to borrow funds to open the salon and cover initial short- falls.  Additionally, with an unexpected drop in revenue we had to borrow funds from shareholders to cover short-falls.  We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management.  We also believe as we have refined our business model that we will not face short-falls as we did in the past as we tried different salon structures and appearances.  We are hopeful in future quarters that our working capital deficit will be reduced further as we continue to pay off debt.  We have been able to pay off all of our initial long- term debt from revenue and initial equity investments.

Although we have reduced our overall indebtedness, we have had to rely on short-term funding from management or shareholders to cover ongoing expenses. We believe as our overall indebtedness has decreased, we should start to be able to cover ongoing expense from revenues once the economy stabilizes.  Management has indicated a willingness to fund any unanticipated short-falls for the next twelve months.  We will have to seek additional capital if we try and expand our operations through private labeling products or opening new salons.  We will probably seek additional equity financing if we seek additional capital but at this time, the exact amounts are unknown until we have found either salons to acquire or new sites to open.  Future expansion will be dependent on additional capital which most likely would cause dilution to current shareholders.  As our current revenues seem to have stabilized and we have sufficient revenues to fund ongoing operations, any future capital would be raised and used for expansion.  Management will most likely continue to fund ongoing short-falls.  With the current economy, revenues could decrease in which case we would have to rely on additional capital sources.  For the immediate needs of our current salon, we would seek management and shareholder loans.  There can be no assurance that management and shareholders will continue to loan Ultra Sun funds.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009.  Based on this evaluation, our management concluded that, as of September 30, 2009, our internal control over financial reporting was effective.  However, with the limitations on the ability to provide segregation of duties, our management is actively seeking to add additional management personnel to provide segregation of duties.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended September 30, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

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

Ultra Sun Corp.

Date:           November 13, 2009                                          By:  /s/ Neil Blosch
Neil Blosch, President, Director, Principal
Accounting Officer(Principal Executive
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                                   Date

/s/Neil Blosch
Neil Blosch                    Director                                November 13, 2009

/s/ Dave O'Bagy           Director                                November 13, 2009
Dave O'Bagy