Form 10-K
period 2009-12-31
Ultra Sun Corp
filed 2010-03-31
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:                                           000-53571

Ultra Sun Corp.
(Exact name of registrant as specified in charter)

Nevada	20-1898270
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

1532 East St. Marks Court, Salt Lake City, Utah	84124
(Address of principal executive offices)	(Zip Code)

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
Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant’s common stock only began trading in March 2010 and no shares have traded.  The bid and ask price for the shares of common stock on March 25, 2010 were $0.10 and $1.50 giving an average price per share of $0.80 which would give the shares held by non-affiliates a market value of $376,400; however, given the lack of volume for the stock, such prices should not be deemed indicative of the actual price a shareholder could receive for their shares.

As of March 25, 2010, the Registrant had 1,300,000 shares of common stock issued and outstanding.

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

General Business

Ultra Sun Corp. (“Ultra Sun”) was incorporated under the laws of the state of Nevada on November 5, 2004.  Following incorporation in November 2004, Ultra Sun acquired the net assets, business and trade name of Sahara Sun (a DBA of Neil Blosch), for the purpose of continuing operations of a tanning salon business.

Ultra Sun presently operates a tanning salon in Utah under the name Sahara Sun.  The salon contains the traditional tanning beds along with spray on tanning machines.  It is Ultra Sun’s goal to seek to expand by opening new salons as funds are available.  With the fragmented and locally owned nature of the tanning business, Ultra Sun’s management believes there is opportunity to expand into new markets and that it is possible to acquire established tanning salon businesses.

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

The Company believes the tanning salon business in many ways is very generic in that all salons purchase tanning beds from a few suppliers with most beds complying with the same standards.  The differentiation among the salons comes in ancillary services offered, design and in customer service.  Additionally, the tanning salon business has been driven by the manufacturers of the equipment who have provided most of the training, design and some financing for the businesses.

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

Marketing includes direct mail advertising and discount promotions aimed at a set mile radius from the salon to concentrate on those who would be shopping or driving by frequently.  Additionally, we rely on signage that is visible from adjacent roads.  With a defined customer base, we are able to keep advertising very directed to our customers.  As we expand, we will focus more on branding our Sahara Sun store concepts to differentiate ourselves from other competitors.  Presently, we are focused on our direct customer contact as a means to attract customers.  In our salon, we have tried to differentiate ourselves by having a more distinctive look that all future salons will mirror.  We have strived to offer a higher end finishing to our salon with the use of acid washed concrete floors, specialty lighting and interior design features to create a higher end appearance.  Even with the finishing in our salon, we recognize that our customers tend to focus on location, cleanliness and cost as the driving force in the decisions.

Regulations

We do not believe we face extensive regulations.  However, as part of the new health care bill passed and signed into law on March 23, 2010, there is a provision that will add a 10% tax to all tanning salon sales.  We have not seen the final regulations on such tax but believe it will have a negative effect on our business by increasing the costs of tanning salons.

The tanning business is regulated on the state and local level.  The primary regulations pertain to the beds used and health code issues.  As we do not manufacture any beds, these regulations do not affect us directly since we rely on the manufacturers to deal with any issues prior to selling us the beds.  Tanning beds must meet certain specifications and be checked on a regular basis to assure no potential defects or injuries to customers.  Health code issues deal with cleanliness of the facility.  We do not believe any of the current regulations are going to be an issue in running our facilities.  Currently, we are only required to obtain a license from the city of Saratoga Springs, Utah who also inspects our premises to make sure it meets their zoning and use requirements and an operating license from Utah County Health Department.  To date, we have not encountered any regulatory issues that make us believe we will face anything but nominal cost associated with complying with regulations.

Description of Property

Ultra Sun leases space for its salon, which also serves as its corporate offices.  The facilities are 1,820 square feet in size and have an annual lease rate ranging from $18.75 a square foot in year one of the lease to $21.10 a square foot in year five of the lease with monthly rental ranging from $2,844 to $3,201 over five years.  The facilities can be re-leased for one consecutive five year lease term with three percent rent increases each year over the extension terms.

Technology

In our industry, the technology revolves around the tanning beds and new spray-on tanning procedures.  Since we purchase our beds and tanning products, we buy the same technology as our competitors.

Competitors

We face extensive competition from other tanning salons.  Most of our competitors are one and two person shops.  With the nature of our business, our main competitors are generally other tanning salons in our general geographical area.   We believe that there is very little competitive advantage that one salon has over another except as to appearance, service and the ancillary services provided such as full service salon features.  With this in mind, we intend to focus more on site selection and salon appearance.  We intend to have a nicer more upscale feel to our salons through the way the salon is finished including using higher end finishing touches such as acid washed concrete floors, specialty lighting and a general nicer quality finish than the typical salon which is framed out with a small reception room and sheet rocked booths.  Although we will try and differentiate our salon and future salons, unfortunately, the typical customer will only travel so far for tanning services and in the end, the location of the salon and price may be the determining factor in where customers will use.  As a very small player in the tanning salon business and even in our local market, we do not think our name recognition will help drive customers to our salon.  Hopefully, as we expand, we will be able to develop more name recognition.

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

Ultra Sun has relied on investments and loans from founders and other debt financing to continue its operations.  Ultra Sun may still be in need of additional capital to stay in operations and cover any shortfalls in revenue.  Therefore, the ultimate success of Ultra Sun may be dependent on its ability to raise additional capital.  There is no assurance that any additional funds will be available from any source or, if available, on terms and conditions favorable to Ultra Sun and existing stockholders.

We do not have substantial resources and lost money in our last completed fiscal year bringing into question our ability to stay in business.

We lost money in our last completed fiscal year with net loss of $38,192 and only had a profit of $2,596 for 2008.  Shareholders of Ultra Sun have provided bridge capital to meet any short-term cash needs in the past but there is no requirement for the shareholders to contribute funds in the future.  Given the current economic conditions, it is possible that revenue will decrease this year, and for us to need funding to cover shortfalls in our operating capital.

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

Ultra Sun has only two management personnel with Neil Blosch the only full- time manager.  We currently do not have the funds to be able to hire new people and will be dependent on Mr. Blosch to continue to work for Ultra Sun.  If we were forced to go outside and hire new management it is likely our costs would increase.

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

Ultra Sun has previously issued shares of Common Stock that constitute “restricted securities” as that term is defined in rule 144 adopted under the Securities Act.  Subject to certain restrictions, such securities may generally be sold in limited amounts six months after their acquisition.  In 2004, Ultra Sun issued 500,000 shares of Common Stock which were available for resale starting in November 2005.  Sales of these restricted securities under rule 144 or otherwise by current stockholders of Ultra Sun could have a depressive effect on any trading market for Common Stock that may exist now or develop in the future.

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

Employees

As of March 25, 2010, we had 1 full-time employee and 3 part-time employees.

ITEM 2. PROPERTIES

Ultra Sun leases space for its salon, which also serves as its corporate offices.  The facility is located at 87 East State Road 73, Saratoga Springs 84045.  The facilities are 1,820 square feet in size and have an annual lease rate ranging from $18.75 a square foot in year one of the lease to $21.10 a square foot in year five of the lease with monthly rental ranging from $2,844 to $3,201 over five years.  The facilities can be re-leased for one consecutive five year lease term with three percent rent increases each year over the extension terms.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ultra Sun’s common stock is quoted on the OTC Bulletin Board under the symbol “USUN.”  Ultra Sun’s common stock has only been quoted on the OTC Bulletin Board since March 2010 and no shares have been traded. As of March 24, 2010, the bid and ask price of the shares of common stock were $0.10 and $1.50, respectively.  Since its inception, Ultra Sun has not paid any dividends on shares of common stock, and Ultra Sun does not anticipate that it will pay dividends in the foreseeable future. At March 25, 2010, we had approximately 54 holders of record.  As of December 31, 2009 and March 25, 2010, Ultra Sun had 1,300,000 shares of our common stock issued and outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information

We had revenues of $182,160 and a net loss of $38,192 for the year ended December 31, 2009.  At December 31, 2009, we had cash and cash equivalents of $12,718 and a negative working capital of approximately $30,297, as opposed to a negative working capital of $13,806 at December 31, 2008.

The following table shows selected summarized financial data for Ultra Sun at the dates and for the years indicated.  The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenues	$ 182,160	$ 226,631
Cost of Revenues	41,810	52,095
General and Administrative Expenses	45,862	46,073
Net Income (Loss)	(38,192)	2,596
Basic Income (Loss) per Share	(0.03)	0.00
Diluted Income (Loss) per Share	(0.03)	0.00
Basic Weighted Average Number of Shares Outstanding	1,300,000	1,300,000
Diluted Weighted Average Number of Shares Outstanding	1,300,000	1,300,000
BALANCE SHEET DATA:
	December 31, 2009	December 31, 2008
Total Current Assets	$ 14,917	$ 12,238
Total Assets	60,241	80,837
Total Current Liabilities	45,214	26,044
Working Capital	(30,297)	(13,806)
Stockholders’ Equity	10,830	49,022

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Ultra Sun believes there have been no significant changes during the year ended December 31, 2009.

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

Stock-Based Compensation. The Company has stock-based compensation plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC Topic 718, using the modified prospective transition method. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted during the year, or granted in a prior year if not fully vested as of January 1, 2006, based on the grant date fair value. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

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

Prior to the adoption of ASC Topic 718, the Company recognized stock-based compensation expense in accordance with ASC Topic 835.

We account for income taxes in accordance with ASC Topic 740.  Under ASC Topic 749, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

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

It is our goal to open multiple locations and then be able to expand into our own line of private label tanning and beauty products that we can sell at our locations.  We have already been focusing on up selling clients with different tanning and beauty products and found sufficient receptiveness to the product sales that we believe it can become a revenue channel for us.  We believe with multiple locations, we can purchase in bulk at reduced prices and receive better profit margins from tanning and beauty product sales.

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

Results of Operations

December 31, 2009 and 2008

For the year ended December 31, 2009 and 2008, we had revenues of $182,160 and $226,631, respectively with net loss of $38,192 in 2009 and net income of $2,596 in 2008.  The continuing recession has hampered our business as consumers have cut back on discretionary spending.  The last two years has seen declining revenue as a result of the pull back from consumers on spending.  We are hopeful the economy is starting to recover and consumers will start to spend again.  Until there is an increase in consumer spending, we will most likely continue to lose money.

We believe we have improved on our product offering and salon appearance to the point where we can expand and have profitable operations quicker than in the past but it is contingent on consumers starting to spend.  During 2008, we have benefited from a reduction in interest expense as we paid down our initial loans on equipment and tenant improvements in 2007.  We anticipate future results to remain fairly consistent with slight improvements in revenue as the economy recovers from the recession.  We do however face new challenges related to the recent passage of a comprehensive health bill signed into law on March 23, 2010.  Under the new law, tanning salons will pay a ten percent tax on revenue which, we believe, will directly impact our customer’s ability to pay for tanning.

Our expenses for the year ended December 31, 2009, remained similar to the year ended December 31, 2008.  Operating expenses increased by only $5,949 for the year ended December 31, 2009 compared to 2008 with operating expenses of $175,999 for 2009.    General and administrative expense decreased to $45,862 from $46,073 for the year ended December 31, 2009 versus December 31, 2008.  We believe expenses will remain in these ranges going forward and should be similar for additional salons. Our depreciation expense decreased to $1,525 from $9,016 for December 31, 2009 versus December 31, 2008, as we have depreciated most of our assets.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers have very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, we have not focused on marketing and relied on location and word of mouth.  For the year ended December 31, 2009, we spent only $14 on advertising and $174 for the year ended December 31, 2008.  We believe even a slight increase in marketing should increase revenues.

Our cost of goods sold related to our revenue is approximately 23% for both 2008 and 2009.  For the year ended December 31, 2009, our cost of goods sold was only $41,810 compared to revenues of $182,160 resulting in a gross profit of $140,350. For the year ended December 31, 2008, our cost of goods sold was only $52,095 compared to revenues of $226,631 resulting in a gross profit of $174,536.  Based on the gross profit margin of approximately 77% we feel it is important to drive more revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Seasonality and Cyclicality

Although our salon receives steady business throughout the year, we experience our busiest seasons in the winter and spring months.  We would anticipate this trend to continue.  With the ability to offer spray-on tanning, we are seeing more demand for this tanning method in the summer months as people seek to avoid outdoor tanning.

Liquidity and Capital Resources

As of December 31, 2009, we had a working capital deficit of $30,297 compared to a working capital deficit of $13,806 for December 31, 2008.  Part of the reason for our working capital deficit is we carry very little inventory and have no accounts receivable and had to borrow funds to open the salon and cover initial short-falls.  We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management.  We are hopeful in future quarters that our working capital deficit will be reduced further as we continue to pay off debt but will be dependent on the economy improving and consumers starting to spend again.

Occasionally, we have had to rely on short-term funding from management or shareholders.  Management has indicated a willingness to fund any unanticipated shortfalls for the next twelve months.  We will have to seek additional capital if we try and expand our operations through private labeling of products or by opening new salons.  We will probably seek additional equity financing if we seek additional capital but at this time, the exact amounts are unknown until we have found either salons to acquire or new sites to open.  Future expansion will be dependent on additional capital which most likely would cause dilution to current shareholders.  As our current revenues seem to have stabilized and we have sufficient revenues to fund ongoing operations, any future capital would be raised and used for expansion.  Management will most likely continue to fund ongoing shortfalls.  With the current economy, revenues could decrease in which case we would have to rely on additional capital sources.  For the immediate needs of our current salon, we would seek management and shareholder loans.  There can be no assurance that management and shareholders will continue to loan Ultra Sun funds.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, with the participation of the outside CPA firm, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the size of our operations and revenue and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA firm helps mitigate this potential weakness.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the officers and directors of Ultra Sun.

Name	Age	Position With Ultra Sun
Neil Blosch	50	Director, Chief Executive Officer, Principal Accounting Officer
Dave O’ Bagy	55	Director

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Ultra Sun’s chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2009 (collectively referred to as the "Named Executives").  No other executive officer serving during 2009 received compensation greater than $100,000.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Neil Blosch	2009	--	--	--	--	--	--	--	--
CEO
	2008	--	--	--	--	--	--	--	--
	2007	--	--	--	--	--	--	--	--

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year end.

Compensation of Directors

At this time, we do not compensate our directors for their services as directors.

Option/SAR Grants in Last Fiscal Year

In fiscal 2009, no options were granted.

Stock Option Exercise

In fiscal 2009, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2009, 2008, or 2007 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both.  No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.

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

During 2009, the board of directors of Ultra Sun met one time.  All members of the board of directors were either present in person or by proxy at the meeting.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed or such decisions were made during fiscal year 2009.

Option Plans

Ultra Sun has no option plans and no outstanding options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 25, 2010, with respect to the beneficial ownership of Ultra Sun’s Common Stock by each director of Ultra Sun and each person known by Ultra Sun to be the beneficial owner of more than 5% of Ultra Sun’s outstanding shares of Common Stock.  At March 25, 2010, there were 1,300,000 shares of common stock outstanding.

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

All percentages are calculated based upon a total number of 1,300,000 shares of common stock outstanding as of March 25, 2010, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

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

Except as set forth herein, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Except as set forth herein, there were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

On December 17, 2008, a principal stockholder, advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $10,000.  The note called for simple interest at the rate of eight percent per annum and the entire principal together with interest was due on or before March 18, 2009.  On March 18, 2009 the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with accrued interest was due and payable on or before June 18, 2009.  The due date on this note was subsequently extended to June 30, 2010.

On January 14, 2009, a principal stockholder advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $10,000.  The note called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before April 14, 2009.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  On April 27, 2009 the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with accrued interest was due and payable on or before July 14, 2009.  The due date on this note was subsequently extended to June 30, 2010.

On January 14, 2009 an officer advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $2,000.  The note calls for simple interest at the rate of eight percent per annum.  The entire principal together with interest is due and payable on or before April 14, 2009.   Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  On April 27, 2009 the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with accrued interest was due and payable on or before July 14, 2009.  The due date on this note was subsequently extended to June 30, 2010.

On November 10, 2009, principal stockholders, Jeff Holmes and Kirk Blosch advanced funds to the Company to pay operating expenses.  The Company executed two promissory notes for the principal amounts of $5,000 each.  The notes called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before March 31, 2010.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  The stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The due date on this note was subsequently extended to June 30, 2010.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $7,850 and $7,000 for each of the years ending December 31, 2009 and 2008.

2) Audit-Related Fees. $8,875 and $6,500.
3) Tax Fees. $550 and $500.
4) All Other Fees. $0.
5) Not applicable.
6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit Number	SEC Reference Number	Title of Document	Location
Item 3	Articles of Incorporation and Bylaws
3.01	3	Articles of Incorporation	Incorporated by reference*
3.02	3	Bylaws	Incorporated by reference*
Item 4 -------	Instruments Defining the Rights of Security Holders ---------------------------------------------------
4.01	4	Specimen Stock Certificate	Incorporated by reference*
31.01	31	CEO certification	This Filing
31.02	31	CFO certification Pursuant	This Filing
32.01	32	CEO certification	This Filing
32.02	32	CFO certification	This Filing
*  Incorporated by reference from the Company's registration statement on Form 10 filed with the Commission, SEC file no. 000-53571.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

                Ultra Sun Corp.

Date:           March 30, 2010                                                 By:  /s/ Neil Blosch
              Neil Blosch, President, Director, Principal
              Accounting Officer(Principal Executive
              Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Signature	Title	Date
/s/Neil Blosch	Director	March 30, 2010
Neil Blosch

/s/ Dave O'Bagy	Director	March 30, 2010
Dave O'Bagy

Ultra Sun Corp.

Audited Financial Statements

For the Years Ended
December 31, 2009 and 2008

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Balance Sheets	F-3
Statements of Operations	F-4
Statement of Changes in Stockholders' Equity	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 - 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of
Ultra Sun Corp.
Salt Lake City, UT

We have audited the accompanying balance sheets of Ultra Sun Corp. (the Company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultra Sun Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has suffered net losses since inception arising from its planned principle operations.  These factors raise substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    /s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 30, 2010

ULTRA SUN CORP.
BALANCE SHEETS
	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$12,718	$8,068
Accounts receivable	-	302
Inventory	2,199	1,868
Prepaid expenses	-	2,000
Total current assets	14,917	12,238
Fixed assets:
Furniture and equipment	10,619	10,619
Tanning beds	158,446	158,446
Leasehold improvements	37,250	36,365
Total fixed assets	206,315	205,430
Less accumulated depreciation	(163,719)	(139,559)
Net fixed assets	42,596	65,871
Other assets:
Deposits	2,728	2,728
Total assets	$60,241	$80,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$9,078	$14,230
Due to officer (note 4)	-	212
Unamortized discharge of indebtedness – current portion	1,574	1,574
Note payable - related party - current portion (note 4)	32,000	10,000
Accrued interest - notes payable	2,562	28
Total current liabilities	45,214	26,044
Long-term liabilities
Unamortized discharge of indebtedness - long-term portion	4,197	5,771
Total long-term liabilities	4,197	5,771
Total liabilities	49,411	31,815

Stockholders' equity (note 3)
Preferred stock; $.001 par value, 5,000,000 authorized
shares, no shares issued and outstanding	-	-
Common stock; $.001 par value, 45,000,000 authorized
shares, 1,300,000 shares issued and outstanding	1,300	1,300
Additional paid-in capital	226,341	226,341
Retained deficit	(216,811)	(178,619)
Total stockholders' equity	10,830	49,022
Total liabilities and stockholders' equity	$60,241	$80,837

The accompanying footnotes are an integral part of these financial statements.

ULTRA SUN CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Revenue
Tanning and product sales	$182,160	$226,631
Cost of goods sold	(41,810)	(52,095)

Gross profit (loss)	140,350	174,536

Operating Expenses:
Advertising	14	174
Depreciation and amortization	1,525	9,016
General and administrative	45,862	46,073
Payroll	67,034	64,383
Professional fees	28,757	16,285
Rent	32,807	34,119

Total operating expenses	175,999	170,050

Income (loss) from operations	(35,649)	4,486

Other income (expense)
Discount on note payoff	-	469
Interest expense	(2,543)	(1,981)
Loss on disposal of equipment	-	(378)

Total other income (expense)	(2,543)	(1,890)

Income taxes (note 2)	-	-

Net income (loss)	$(38,192)	$2,596

Net income (loss) per share	$(0.03)	$0.00

Weighted average common
shares outstanding	1,300,000	1,300,000

The accompanying footnotes are an integral part of these financial statements.

ULTRA SUN CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2007	1,300,000	$ 1,300	$ 226,341	$ (181,215)	$ 46,426

Net income for the year ended
December 31, 2008	-	-	-	2,596	2,596

Balance, December 31, 2008	1,300,000	1,300	226,341	(178,619)	49,022

Net loss for the year ended
December 31, 2009	-	-	-	(38,192)	(38,192)

Balance, December 31, 2009	1,300,000	$ 1,300	$ 226,341	$ (216,811)	$ 10,830

The accompanying footnotes are an integral part of these financial statements.

ULTRA SUN CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Operating Activities
Net income (loss)	$(38,192)	$2,596

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	24,160	31,651
Loss on disposal of equipment	-	378

Changes in operating assets and liabilities:
(Increase) decrease in inventory	(331)	(1,071)
(Increase) decrease in accounts receivable	302	(302)
(Increase) decrease in prepaid expenses	2,000	(2,000)
Increase (decrease) in accounts payable
and accrued expenses	(5,152)	(24,335)
Increase (decrease) in due to officer	(212)	212
Increase (decrease) in accrued interest	2,534	(16)
Increase (decrease) in deferred revenue	(1,574)	5,763
Net cash provided by (used in) operating activities	(16,465)	12,876

Investing Activities
Acquisition of leasehold improvements	(885)	(2,100)
Net cash used in investing activities	(885)	(2,100)

Financing Activities
Principal payments on notes payable	-	(55,433)
Cash borrowed from related parties	22,000	10,000
Net cash provided by (used in) financing activities	22,000	(45,433)

Net increase (decrease) in cash	4,650	(34,657)
Cash at beginning of year	8,068	42,725

Cash at end of year	$12,718	$8,068

Supplemental disclosures
Interest paid in cash	$10	$1,997

The accompanying footnotes are an integral part of these financial statements.

ULTRA SUN CORP.
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Ultra Sun Corp. (the Company) was incorporated under the laws of the state of Nevada on November 5, 2004.  On November 15, 2004 (Date of Acquisition) the Company acquired the net assets, with a deemed fair value of ($5,118) on the date of acquisition, and the existing business and trade name of Sahara Sun (a DBA of Neil Blosch, the sole proprietor), for the purpose of continuing operations in the tanning salon business (the Acquisition).  In connection with the Acquisition, the Company also issued $5,000 in stock and $78,000 in notes payable, and acquired a covenant-not-to-compete with a deemed fair value of $88,118.  The Acquisition was accounted for using the purchase method of accounting in accordance with ASC Topic 805, “Business Combinations.”

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $12,718 and $8,068 in cash and equivalents at December 31, 2009 and 2008, respectively.

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

Advertising Costs - The Company generally expenses advertising costs as incurred.  Advertising expenses totaled $14 and $174 for the years ended December 31, 2009 and 2008, respectively.

Earnings Per Share – Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants and other convertible securities, if any, as determined in accordance with the treasury-stock accounting method.

Recently Issued Accounting Pronouncements – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46®”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB No. 162” were recently issued.  SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASU Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASU Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No, 2010-11 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ULTRA SUN CORP.
Notes to the Financial Statements
December 31, 2009 and 2008
(continued)

NOTE 2 – INCOME TAXES

From November 4, 2004, date of inception, through May 31, 2006, the Company operated under Subchapter S and cumulative losses of $163,076 were passed through to the Company’s stockholders.  Effective June 1, 2006, the Company converted to a “C” corporation.  The Company had a federal net operating loss carryforward of $38,192 generated during the year ended December 31, 2009 which begins to expire in 2029.  Previous carryforwards have been utilized in prior years.  The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $15,277 and has been offset by a full valuation allowance, after taking into account other deferred tax assets arising from differences in depreciation and amortization.

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

The components of the provision for income taxes at December 31, 2009 and 2008 are as follows:

	2009	2008
Current - Federal	$-	$-
Current - State	-	-
Income Tax Provision	-	-
	$-	$-

A reconciliation of the income tax provision for the Company to the amount expected using the U. S. Federal statutory rate follows:

	2009	2008
Expected amount using:
U.S. Federal statutory rate	$(13,367)	$909
Utah statutory rate	(1,910)	130
Use of loss carryforwards	-	(1,039)
Valuation allowance	15,277	-
	$-	$-

Deferred tax assets (liabilities) consisted of the following at December 31, 2009 and 2008:

	2009	2008
Net operating loss carryforwards	$15,277	$6,217
Deferred tax liability	-	-
Valuation allowance	(15,277)	(6,217)
	$-	$-

The valuation allowance was increased by $9,060 and was reduced by $1,039 for the years ended December 31, 2009 and 2008, respectively.

ULTRA SUN CORP.
Notes to the Financial Statements
December 31, 2009 and 2008
(continued)

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

On June 13, 2006, the Company closed an offering for the sale of 800,000 of its authorized but previously unissued common stock at $0.25 per share.  The shares were issued under Nevada securities laws through an offering believed to be exempt from registration under federal law pursuant to section 3(b) of the Securities Act of 1933, as amended, Regulation D, Rule 504.  The gross proceeds of the offering were $200,000.  The officers of the Company acted as sales agents and no commissions were incurred by the Company.  A total of $7,359 in expenses directly related to the offering has been offset against capital paid in excess of par value.

No preferred stock has been issued since inception.

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2008 an officer of the Company used his personal credit card to pay certain operating expenses.  A total of $212 had been advanced on behalf of the Company at December 31, 2008.  The loan was non-interest bearing and was due on demand.  This loan was paid back during 2009.

On December 17, 2008 a stockholder advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $10,000.  The note called for simple interest at the rate of eight percent per annum and the entire principal together with interest was due on or before March 18, 2009.  On March 18, 2009 the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with accrued interest was due and payable on or before June 18, 2009.  The due date on this note was subsequently extended to June 30, 2010.

On January 14, 2009 a stockholder advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $10,000.  The note called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before April 14, 2009.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  On April 27, 2009 the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with accrued interest was due and payable on or before July 14, 2009.  The due date on this note was subsequently extended to June 30, 2010.

On January 14, 2009 an officer advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $2,000.  The note calls for simple interest at the rate of eight percent per annum.  The entire principal together with interest is due and payable on or before April 14, 2009.   Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  On April 27, 2009 the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with accrued interest was due and payable on or before July 14, 2009.  The due date on this note was subsequently extended to June 30, 2010.

On November 10, 2009 two stockholders advanced funds to the Company to pay operating expenses.  The Company executed two promissory notes for the principal amounts of $5,000 each.  The notes called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before March 31, 2010.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  The stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The due date on this note was subsequently extended to June 30, 2010.

On December 15, 2009 the due dates for all of the above notes were extended to June 30, 2010.   Interest expense for the years ended December 31, 2009 and 2008 was $2,533 and $28, respectively.

ULTRA SUN CORP.
Notes to the Financial Statements
December 31, 2009 and 2008
(continued)

NOTE 5 - COMMITTMENTS AND CONTINGENCIES

The Company has a non-cancelable operating lease for its facilities.  The lease agreement requires a monthly payment ranging from approximately $2,844 to $3,201 and expires in September 2013.  As of November 30, 2004, the Company was in default of the lease agreement.  The lessor temporarily reduced the monthly payment for the months November 2004 through November 2005 to $2,000 and agreed to defer the remainder of the monthly payments totaling $7,870 that would have been due during this period of time.  The Company exercised its option to renew the lease for an additional 5-year period on September 12, 2008.  The portion of the lease payments deferred, which had been included in accounts payable and accrued expenses, was forgiven upon renewal of the lease.  This amount is being recognized as a reduction of the lease amount and is being amortized over the five year term of the lease.  The Company has the option to renew the lease for one additional 5-year term at monthly payments beginning at $3,297 and adjusted annually for inflation.  The Company is responsible for all expenses connected with the building including improvements, utilities, taxes, and repairs.  Total rent expense for the years ended December 31, 2009 and 2008 was $32,807 and $34,199, respectively.

Future minimum lease payments for the operation lease for the facility are as follows:

Payments Due During the Year
        Ended December 31,

2010                              $   35,412
2011                              $   36,475
2012                              $   37,569
2013                              $   28,806
Totals                             $ 138,262

NOTE 6 – GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred significant cumulative net losses since inception.  As reported in the financial statements, the Company has an accumulated deficit of $216,811.  At December 31, 2009 the Company had total assets of $60,241 and liabilities totaling $49,411.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations.  To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations.  The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements.  The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2009 up through the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.