Form 10-Q
period 2010-03-31
Ultra Sun Corp
filed 2010-05-14
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number  000-53571

Ultra Sun Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-1898270
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1532 East St. Marks Court, Salt Lake City, Utah	84124
(Address of principal executive offices)	(Zip Code)

(801) 573-6982
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant is not yet part of the Interactive Data reporting system.

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
1,300,000 shares of no par value common stock on May 10, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Ultra Sun Corp.
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2010

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

Ultra Sun Corp.
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$17,443	$12,718
Inventory	2,503	2,199
Prepaid expenses	3,455	-
Total current assets	23,401	14,917
Fixed assets:
Furniture and equipment	10,619	10,619
Tanning beds	158,446	158,446
Leasehold improvements	37,250	37,250
Total fixed assets	206,315	206,315
Less accumulated depreciation	(169,674)	(163,719)
Net fixed assets	36,641	42,596
Other assets
Deposits	2,728	2,728
Total assets	$62,770	$60,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$7,096	$9,078
Deferred revenue	1,574	1,574
Note payable - related party - current portion (note 4)	32,000	32,000
Accrued interest - notes payable	3,422	2,562
Total current liabilities	44,092	45,214
Long-term liabilities
Deferred revenue - long term portion	3,804	4,197
Total long-term liabilities	3,804	4,197
Total liabilities	47,896	49,411

Stockholders' equity (note 3)
Preferred stock; $.001 par value, 5,000,000 authorized
shares, no shares issued and outstanding	-	-
Common stock; $.001 par value, 45,000,000 authorized
shares, 1,300,000 and 1,300,000 shares issued
and outstanding, respectively	1,300	1,300
Additional paid-in capital	226,341	226,341
Retained earnings	(212,767)	(216,811)
Total stockholders' equity	14,874	10,830
Total liabilities and stockholders' equity	$62,770	$60,241

The accompanying notes are an integral part of these unaudited financial statements.

Ultra Sun Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Revenue
Tanning and product sales	$57,441	$57,332
Cost of goods sold	(12,522)	(12,574)

Gross profit	44,919	44,758

Operating Expenses:
Advertising	23	-
Depreciation and amortization	296	458
General and administrative	9,940	9,412
Payroll	16,564	20,053
Professional fees	3,220	1,125
Rent	9,972	9,556

Total operating expenses	40,015	40,604

Income from operations	4,904	4,154

Other income (expense)
Interest expense	(860)	(415)

Net income	$4,044	$3,739

Net income per share	$0.00	$0.00

Weighted average common
shares outstanding	1,300,000	1,300,000

The accompanying notes are an integral part of these unaudited financial statements.

Ultra Sun Corp.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Operating Activities
Net income (loss)	$4,044	$3,739

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	5,955	6,116

Changes in operating assets and liabilities:
(Increase) decrease in inventory	(304)	-
(Increase) decrease in accounts receivable	-	(231)
(Increase) decrease in prepaid expenses	(3,455)	-
Increase (decrease) in accounts payable
and accrued expenses	(1,982)	(4,739)
Increase (decrease) in accrued interest	860	415
Increase (decrease) in deferred revenue	(393)	(393)
Net cash provided by operating activities	4,725	4,907

Financing Activities
Cash borrowed from related parties	-	12,000
Net cash provided by financing activities	-	12,000

Investing Activities
Acquisition of furniture, fixtures & equipment	-	-
Net cash used in investing activities	-	-

Net increase in cash	4,725	16,907
Cash at beginning of period	12,718	8,068
Cash at end of period	$17,443	$24,975

Supplemental disclosures
Interest paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

NOTE   1 – CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of Ultra Sun Corp.  These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2009.  In particular, the Company’s significant accounting policies were presented as Note 1 to the financial statements in that report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010.

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

Income Taxes – From November 4, 2004, date of inception, through May 31, 2006, the Company operated as a Subchapter S Corporation for tax purposes and cumulative losses of $163,076 were passed through to the Company’s stockholders.  Effective June 1, 2006, the Company converted to a “C” corporation.  The Company had a federal net operating loss carryforward of $38,192 generated during the year ended December 31, 2009 which begins to expire in 2029.  The tax benefit of this net operating loss, based on an effective rate of 35% for federal and 5% for state, was approximately $15,277 and has been offset by a full valuation allowance, after taking into account other deferred tax assets arising from differences in depreciation and amortization.

For the three-month period ended March 31, 2010, the Company recorded net income before income taxes of $4,045.  There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.  Deferred income tax assets arising from net operating losses have been fully offset by valuation allowances, in accordance with SFAS No. 109 “Accounting for Income Taxes” due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the periods ending March 31, 2010 and 2009, the Company did not have non-cash investing activities.

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

Inventory - Inventory consists of tanning products such as oils and bronzers and candles purchased for resale and is stated at the lower of cost determined by the first-in first-out (FIFO) method or market.  Inventory cost includes those costs directly attributable to the product before sale.

Revenue recognition – The Company recognizes revenue from product or tanning sales at the time the purchase is made or services are rendered.  Gift certificates issued are recognized as a liability at the time the gift certificates are sold.  Revenue is recognized for these gift certificates when the services are provided.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

NOTE   2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements –
In June 2009 the FASB established the Accounting Standards Codification (“Codification” of “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification and, accordingly, the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820). Which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASU Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASU Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No.2010-18 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2008 an officer of the Company used his personal credit card to pay certain operating expenses.  A total of $212 had been advanced on behalf of the Company at December 31, 2008.  The loan was non-interest bearing and was paid back during 2009.

On December 17, 2008 a stockholder advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $10,000.  The note called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before March 31, 2009.  On March 18, 2009 the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with interest was due and payable on or before June 18, 2009.  The due date on this note was subsequently extended to June 30, 2010.

ULTRA SUN CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

On January 14, 2009 a stockholder advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $10,000.  The note called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before April 14, 2009.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  On April 27, 2009, the stockholder exercised his option to extend the note, including accrued interest, for and additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with accrued interest was due and payable on or before July 14, 2009.  The due date on this note was subsequently extended to June 30, 2010.

On January 14, 2009 an officer advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $2,000.  The note called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due and payable on or before April 14, 2009.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  On April 27, 2009, the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with accrued interest was due and payable on or before July 14, 2009.  The due date on this note was subsequently extended to June 30, 2010.

On November 10, 2009 two stockholders advanced funds to the Company to pay operating expenses.  The Company executed two promissory notes for the principal amount of $5,000 each.  The notes called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before March 31, 2010.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  The stockholders exercised their option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The due date on these notes was subsequently extended to June 30, 2010.

Interest expense for the three-months ended March 31, 2010 and 2009 was $860 and $415, respectively.

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

The Company exercised its option to renew the lease for an additional 5-year period on September 12, 2008.  The portion of the lease payments deferred, which had been included in accounts payable and accrued expenses, was forgiven upon renewal of the lease.  The forgiven amount of $7,870 has been deferred as income and is being amortized over the five-year lease at a rate of $131.17 per month.  The Company has the option to renew the lease for one additional 5-year term at monthly payments beginning at $3,297 and adjusted annually for inflation.  The Company is responsible for all expenses connected with the building, including improvements, utilities, taxes, and repairs.  Total rent expense for the three-month periods ended March 31, 2010 and 2009 was $9,972 and $9,556, respectively.

Future minimum lease payments for the operating lease for the facility are as follows:

Payments Due During the Year
Ended December 31,
2010                                               $  35,412
2011                                               $  36,475
2012                                               $  37,569
2013                                               $  28,806
Total                                              $138,262

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and determined there are no events that require disclosure.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Ultra Sun believes there have been no significant changes during the quarter ended March 31, 2010.

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

Stock-Based Compensation. The Company has stock-based compensation plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASC topic #718 “Fair Value,” using the modified prospective transition method. Under this transition method, stock-based compensation expense for the year ended December 31, 2009 includes compensation expense for all stock-based compensation awards granted during the year, or granted in a prior year if not fully vested as of January 1, 2009.

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

As we look to expand operations, we face many challenges including the current economic environment which has made it difficult, if not impossible, for companies our size and with our financial position to obtain debt financing from banks.  Additionally, consumers have been reducing expenditures and although it has not significantly affected our current operations, it is likely, if the recession continues that our business will be negatively affected.  In addition to consumers cutting back on spending, recent legislation will add a ten percent tax on tanning salons which we will have to pass along to customers increasing the cost of tanning.  This most likely will have a negative effect on our profitability.

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

Results of Operations

March 31, 2010 and 2009

For the quarter ended March 31, 2010 and 2009, we had revenues of $57,441 and $57,332, respectively.  For the quarter ended March 31, 2010, we had a net income of $4,044 compared to net income of $3,739 for the quarter ended March 31, 2009.  We are hopeful that the remainder of the year will see increasing revenues as we move into better economic times but with the institution of a ten percent tax, we are uncertain how these additional costs to our customers will affect revenue.

Our expenses for the quarter ended March 31, 2010, remained similar to the quarter ended March 31, 2009.   Operating expenses remained relatively unchanged at $40,015 for March 31, 2010, compared to $40,604 for the three months ended March 31, 2009.  We were able to reduce our payroll to offset higher expenses in other areas in an effort to keep our costs down.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers have very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, we have not focused on marketing and relied on location and word of mouth.  As we have paid off debt, and with operations stabilizing, we now hope to be able to expend additional monies on marketing.  For the quarter ended March 31, 2010, we spent only nominal funds on advertising.  We believe even a slight increase in marketing should increase revenues.   As with most businesses we have seen a slight decrease in revenues as the recession continued to worsen.  We believe this trend will continue at least through summer but will hopefully ease as we move more into the fall and winter months.  We are hopeful with our current cost structure that we will not have significant losses during this ongoing challenging economic times.

For the quarter ended March 31, 2010, our cost of goods sold was $12,522 compared to revenues of $57,441 resulting in a gross profit of $44,919.  For the quarter ended March 31, 2009, our cost of goods sold was $12,574 compared to revenues of $57,332 resulting in a gross profit of $44,758.  Based on the gross profit margin of approximately 78% we feel it is important to drive more revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Seasonality and Cyclicality

Although our salon receives steady business throughout the year, we experience our busiest seasons in the winter and spring months.  We would anticipate this trend to continue.  With the ability to offer spray-on tanning, we are seeing more demand for this tanning method in the summer months as people seek to avoid outdoor tanning.

Liquidity and Capital Resources

As of March 31, 2010, we had a working capital deficit of $20,691 compared to a working capital deficit of $30,297 for December 31, 2009.  Part of the reason for our working capital deficit is we carry very little inventory and have no accounts receivable and had to borrow funds to open the salon and cover initial short- falls.  Additionally, with an unexpected drop in revenue we had to borrow funds from shareholders to cover short-falls.  We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management.  We also believe as we have refined our business model that we will not face short-falls as we did in the past as we tried different salon structures and appearances.  We are hopeful in future quarters that our working capital deficit will be reduced further as we continue to pay off debt.  We have been able to pay off all of our initial long- term debt from revenue and initial equity investments.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010.  Based on this evaluation, our management concluded that, as of March 31, 2010, our internal control over financial reporting was effective.  However, with the limitations on the ability to provide segregation of duties, our management is actively seeking to add additional management personnel to provide segregation of duties.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

    None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Removed and Reserved

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

Date:           May 12, 2010
By:  /s/ Neil Blosch
Neil Blosch, President, Director, Principal
Accounting Officer(Principal Executive
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Neil Blosch Neil Blosch	Director	May 12, 2010

/s/ Dave O'Bagy Dave O'Bagy	Director	May 12, 2010