Form 10-Q
period 2010-09-30
Ultra Sun Corp
filed 2010-11-12
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number  000-53571

Ultra Sun Corp.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1898270 (IRS Employer Identification No.)
1532 East St. Marks Court, Salt Lake City, Utah (Address of principal executive offices)	84124 (Zip Code)

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
1,300,000 shares of $0.001 par value common stock on November 5, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Ultra Sun Corp.
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2010

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

Ultra Sun Corp.
Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$6,046	$12,718
Inventory	2,132	2,199
Total current assets	8,178	14,917
Fixed assets:
Furniture and equipment	10,619	10,619
Tanning beds	158,446	158,446
Leasehold improvements	37,250	37,250
Total fixed assets	206,315	206,315
Less accumulated depreciation	(181,584)	(163,719)
Net fixed assets	24,731	42,596
Other assets
Deposits	2,728	2,728
Total assets	$35,637	$60,241

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$8,310	$9,078
Deferred revenue	1,574	1,574
Note payable - related party - current portion (note 4)	32,000	32,000
Accrued interest - notes payable	5,272	2,562
Total current liabilities	47,156	45,214
Long-term liabilities
Deferred revenue - long term portion	3,017	4,197
Total long-term liabilities	3,017	4,197
Total liabilities	50,173	49,411

Stockholders' equity (deficit) (note 3)
Preferred stock; $.001 par value, 5,000,000 authorized
shares, no shares issued and outstanding	-	-
Common stock; $.001 par value, 45,000,000 authorized
shares, 1,300,000 and 1,300,000 shares issued
and outstanding, respectively	1,300	1,300
Additional paid-in capital	226,341	226,341
Retained earnings	(242,177)	(216,811)
Total stockholders' equity (deficit)	(14,536)	10,830

Total liabilities and stockholders' equity (deficit)	$35,637	$60,241
The accompanying notes are an integral part of these unaudited financial statements.

Ultra Sun Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Tanning and product sales	$28,072	$31,598	$144,203	$153,417
Cost of goods sold	(8,167)	(8,388)	(32,065)	(33,642)

Gross profit	19,905	23,210	112,138	119,775

Operating Expenses:
Advertising	-	14	23	14
Depreciation and amortization	296	296	889	1,228
General and administrative	8,941	7,960	39,152	30,998
Payroll	12,858	13,974	45,776	52,553
Professional fees	3,643	4,297	18,545	25,315
Rent	10,026	9,716	30,409	29,955

Total operating expenses	35,764	36,257	134,794	140,063

Income (loss) from operations	(15,859)	(13,047)	(22,656)	(20,288)

Other income (expense)
Interest expense	(980)	(688)	(2,710)	(1,753)

Total other income (expense)	(980)	(688)	(2,710)	(1,753)

Net income (loss)	$(16,839)	$(13,735)	$(25,366)	$(22,041)

Net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common
shares outstanding	1,300,000	1,300,000	1,300,000	1,300,000

The accompanying notes are an integral part of these unaudited financial statements.

Ultra Sun Corp.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

Operating Activities
Net income (loss)	$(25,366)	$(22,041)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	17,865	18,204

Changes in operating assets and liabilities:
(Increase) decrease in inventory	67	(578)
(Increase) decrease in accounts receivable	-	302
(Increase) decrease in prepaid expenses	-	2,000
Increase (decrease) in accounts payable
and accrued expenses	(768)	(9,729)
Increase (decrease) in due to officer	-	(212)
Increase (decrease) in accrued interest	2,710	1,744
Increase (decrease) in deferred revenue	(1,180)	(1,180)
Net cash provided by (used in) operating activities	(6,672)	(11,490)

Financing Activities
Cash borrowed from related parties	-	12,000
Net cash provided by financing activities	-	12,000

Investing Activities
Acquisition of furniture, fixtures & equipment	-	(885)
Net cash used in investing activities	-	(885)

Net increase (decrease) in cash	(6,672)	(375)
Cash at beginning of period	12,718	8,068
Cash at end of period	$6,046	$7,693

Supplemental disclosures
Interest paid in cash	$-	$9

The accompanying notes are an integral part of these unaudited financial statements.

ULTRA SUN CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE   1 – CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements include the accounts of Ultra Sun Corp.  These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended December 31, 2009.  In particular, the Company’s significant accounting policies were presented as Note 1 to the financial statements in that report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010.

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

Income Taxes – From November 4, 2004, date of inception, through May 31, 2006, the Company operated as a Subchapter S Corporation for tax purposes and cumulative losses of $163,076 were passed through to the Company’s stockholders.  Effective June 1, 2006, the Company converted to a “C” corporation.  The Company had a federal net operating loss carryforward of $28,851 generated during the year ended December 31, 2009 which begins to expire in 2029.  The tax benefit of this net operating loss, based on an effective rate of 35% for federal and 5% for state, was approximately $15,277 and has been offset by a full valuation allowance, after taking into account other deferred tax assets arising from differences in depreciation and amortization.

For the three and nine month periods ended September 30, 2010, the Company recorded net income (loss) before income taxes of ($16,839) and ($25,366), increasing the Company’s net operating loss to $46,217 at September 30, 2010 after taking into account deferred income tax assets of $3,200 resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.  Deferred income tax assets arising from net operating losses and other temporary differences having been fully offset by valuation allowances, in accordance with ASC Topic 740 “Income Taxes” due to the uncertainty of their realization.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the periods ending September 30, 2010 and 2009, the Company did not have non-cash investing activities.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASU Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASU Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-26 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

On June 13, 2006, the Company closed an offering for the sale of 800,000 of its authorized but previously unissued common stock at $0.25 per share.  The shares were issued under Nevada securities laws through an offering believed to be exempt from registration under federal law pursuant to section\n 3(b) of the Securities Act of 1933, as amended, Regulation D, Rule 504.  The gross proceeds of the offering were $200,000.  The officers of the Company acted as sales agents and no commissions were incurred by the Company.  A total of $7,359 in expenses directly related to the offering was offset against additional paid-in capital.

No preferred stock has been issued since inception.

NOTE   4 – RELATED PARTY TRANSACTIONS

During 2008, an officer of the Company used his personal credit card to pay certain operating expenses.  A total of $212 had been advanced on behalf of the Company at December 31, 2008.  The loan was non-interest bearing and was paid back during 2009.

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

On November 10, 2009 two stockholders advanced funds to the Company to pay operating expenses.  The Company executed two promissory notes for the principal amount of $5,000 each.  The notes called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before June 30, 2010.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  The stockholders exercised their option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The due date on these notes was subsequently extended to December 31, 2010.

Interest expense for the nine-month periods ended September 30, 2010 and 2009 was $2,710 and $1,753, respectively.

NOTE   5 – COMMITMENTS AND CONTINGENCIES

The Company has a non-cancelable operating lease for its facilities.  The lease agreement requires a monthly payment ranging from approximately $2,844 to $3,201 and expires in September 2013.  On November 30, 2004, the Company was declared in default on the lease agreement.  The lessor temporarily reduced the monthly payment for the months of November 2004 through October 2005 to $2,000 and deferred the remainder of the monthly payments totaling $7,870 that would have been due during this period of time.

The Company exercised its option to renew the lease for an additional 5-year period on September 12, 2008.  The portion of the lease payments deferred, which had been included in accounts payable and accrued expenses, was forgiven upon renewal of the lease.  The forgiven amount of $7,870 has been deferred as income and is being amortized over the five-year lease at a rate of $131.17 per month.  The Company has the option to renew the lease for one additional 5-year term at monthly payments beginning at $3,297 and adjusted annually for inflation.  The Company is responsible for all expenses connected with the building, including improvements, utilities, taxes, and repairs.  Total rent expense including CAM fees for the nine-month periods ended September 30, 2010 and 2009 was $30,409 and $29,955, respectively.

Future minimum lease payments for the operating lease for the facility are as follows:

Payments Due During the Year
Ended December 31,
2010                                               $    9,051
2011                                               $  36,475
2012                                               $  37,569
2013                                               $  28,806
Total                                              $111,901

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Ultra Sun believes there have been no significant changes during the quarter ended September 30, 2010.

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

Over the last several years of operations, we believe we have developed a business model that can be applied to multiple locations.  We have experimented with the appearance of a tanning salon and offering different services and products for several years.  Now, we believe, we have developed an appearance and product category that can be expanded to multiple locations across the country.  This expansion will require additional capital and given current economic conditions may require we seek equity investments instead of relying solely on debt financing.

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

Results of Operations

September 30, 2010 and 2009

For the quarters ended September 30, 2010 and 2009, we had revenues of $28,072 and $31,598, respectively.  For the quarter ended September 30, 2010, we had a net loss of $16,839 compared to net loss of $13,735 for the quarter ended September 30, 2009.  We are hopeful that the remainder of the year will see increasing revenues as we move into better economic times, but with the institution of a ten percent tanning salon tax, we are uncertain how these additional costs to our customers will affect revenue.

Our expenses for the quarter ended September 30, 2010, remained similar to the quarter ended September 30, 2009.   Operating expenses remained relatively unchanged at $35,764 for September 30, 2010, compared to $36,257 for the three months ended September 30, 2009.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers have very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, our financial position has not allowed us to focus on marketing and we have relied on location and word of mouth.  As we have paid off debt, and with operations stabilizing, we now hope to be able to expend additional monies on marketing. For the quarter ended September 30, 2010, we spent only nominal funds on advertising.  We believe even a slight increase in marketing should increase revenues.

For the quarter ended September 30, 2010, our cost of goods sold was $8,167 compared to revenues of $28,072 resulting in a gross profit of $19,905.  For the quarter ended September 30, 2009, our cost of goods sold was $8,388 compared to revenues of $31,598 resulting in a gross profit of $23,210.  Based on the gross profit margin of approximately 71% we feel it is important to drive more revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Seasonality and Cyclicality

Although our salon receives steady business throughout the year, we experience our busiest seasons in the winter and spring months.  We would anticipate this trend to continue.  With the ability to offer spray-on tanning, we are seeing more demand for this tanning method in the summer months as people seek to avoid outdoor tanning.

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of $38,978 compared to a working capital deficit of $30,297 for December 31, 2009.  Part of the reason for our working capital deficit is we carry very little inventory, no accounts receivable and had to borrow funds to open the salon and cover initial short-falls.  Additionally, with an unexpected drop in revenue we continue to carry debt incurred from shareholders to cover short-falls.  We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management.  However, management and principal shareholders cannot continue to cover shortfalls and if the business does not turn around, particularly given the new tax, management will have to re-evaluate the business model and long-term ability of achieve profitability.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected; however, management believes our controls and procedures provide reasonable assurances.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010.  Based on this evaluation, our management concluded that, as of September 30, 2010, our internal control over financial reporting was effective.  However, with the limitations on the ability to provide segregation of duties, our management is actively seeking to add additional management personnel to provide segregation of duties.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended September 30, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Ultra Sun Corp.

Date: November 9, 2010	By:	/s/ Neil Blosch
Neil Blosch, President, Director, Principal
Financial Officer (Principal Executive
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Neil Blosch
Neil Blosch	Director	November 9, 2010

/s/ Dave O'Bagy
Dave O'Bagy	Director	November 9, 2010