Form 10-K
period 2010-12-31
Ultra Sun Corp
filed 2011-03-29
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2010

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
Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The bid and ask price for the shares of common stock on March 22, 2011 were $0.25 and $1.25 giving an average price per share of $0.75 which would give the shares held by non-affiliates a market value of $353,100; however, given the lack of volume for the stock, such prices should not be deemed indicative of the actual price a shareholder could receive for their shares.

As of March 25, 2011, the Registrant had 1,300,000 shares of common stock issued and outstanding.

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

General Business

Ultra Sun Corp. (“Ultra Sun”) was incorporated under the laws of the state of Nevada on November 5, 2004.  Following incorporation in November 2004, Ultra Sun acquired the net assets, business and trade name of Sahara Sun (a DBA of Neil Blosch), for the purpose of continuing operations as a tanning salon business.

Ultra Sun presently operates a tanning salon in Utah under the name Sahara Sun.  The salon contains the traditional tanning beds along with spray on tanning machines.  It is Ultra Sun’s goal to seek to expand by opening new salons as funds are available.  With the fragmented and locally-owned nature of the tanning business, Ultra Sun’s management believes there is opportunity to expand into new markets and that it is possible to acquire established tanning salon businesses.

The tanning salon business has been expanding as improvements in technology and additional products and services have broadened the product offerings.  Most tanning salons have switched to machines, typically the clamshell-looking beds, which utilize long wave light sources (UVA) as opposed to the older versions that utilized ultraviolet rays (UVB).  Although there may still be damage to the skin caused by UVA, many people prefer it to the UVB machines and sun exposure.  Older salons have the older UVA-style beds or have had to upgrade to the newer beds in the last few years as the technology has advanced.  This change in technology has allowed for new facilities to open and offer an essentially new product from the older established salons.  With the major cost of a facility being the tanning beds, the older facilities have had to incur substantial new cost in upgrading their equipment to compete in the tanning business.  This extra cost has allowed new facilities to be established.

The newest and one of our more in demand items is the spray-on tan for people concerned about exposure to sun or tanning bed rays.  Additionally, the consumer products that can be offered from skin care to tanning products have expanded over the same time offering additional avenues of revenue for a tanning salon.  Tanning salons are also seeing increased demand for services typically found in a day salon, such as massages.  With these expansions in services and capabilities, tanning salons are becoming more profitable and reducing the seasonal nature of the business.  By being able to better utilize facilities’ space by providing multiple services and customer options, the tanning business has been able to reach into new demographics and revenue streams.

The tanning salon business has developed as a local-owner single shop establishment ownership structure.  The only major corporate players in the industry tend to be franchisors.  There is little overlapping ownership and no major corporate ownership in the industry. A large salon owner would own five to ten salons.  Most of the tanning salons are located in strip malls adjacent to high traffic flow areas near residential communities.  Management has found the location near the residential communities is essential as people like the flexibility and ease of being able to run into the salon while running errands or being close to their homes.

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

The nature of the tanning salon business is often based on a debt financing plan or lease-to-own plan where the equipment to start the business is leased over three to five year periods.  This requires large upfront monthly cash outlays to pay for the equipment.  Once the equipment is paid for, and a clientele established, the cash flow from the tanning business changes to be cash flow positive for the tanning salon.  There are little outlays other than the equipment and facility lease.  Most employees are minimum wage level employees.

Products and Services

Ultra Sun is a full-service tanning salon.  We offer a range of tanning options and utilize the newest tanning beds.  Additionally, we offer alternative tanning solutions with our spray-on tanning machines for people who want to have a tanned look but do not want to have exposure to the sun or tanning beds’ rays.  As we have refined our business we have also offered tanning products for sale and are evaluating expanding into other day spa services such as massages.

Management believes that to maximize the fixed overhead cost of the space, a full-service salon on top of the tanning services will maximize the utilization of the facility without adding significant overhead cost.  Additionally, the tanning business is somewhat cyclical in that it is busier in the winter months and early spring than in the summer months.  As such, management believes that expanding the services offered balances out the overall seasonal cycles.

We have strived to offer a unique environment and have stressed customer service.  Our facilities tend to be more upscale in design and we have focused on wealthier demographic regions.  Additionally, we have done extensive demographic research prior to opening our salon to make sure the demographics match our perceived target customer.  We believe that our target customer tends to be younger and female with enough disposable income that regular tanning sessions are not deemed luxury items.

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

Marketing includes direct mail advertising and discount promotions aimed at a set mile radius from the salon to concentrate on those who would be shopping or driving by frequently.  Additionally, we rely on signage that is visible from adjacent roads.  With a defined customer base, we are able to keep advertising very directed to our customers.  As we expand, we will focus more on branding our Sahara Sun store concepts to differentiate ourselves from other competitors.  Presently, we are focused on our direct customer contact as a means to attract customers.  In our salon, we have tried to differentiate ourselves by having a more distinctive look that all future salons will mirror.  We have strived to offer a higher end finishing to our salon with the use of acid-washed concrete floors, specialty lighting and interior design features to create a higher end appearance.  Even with the finishing in our salon, we recognize that our customers tend to focus on location, cleanliness and cost as the driving force in the decisions.

Regulations

We do not believe we face extensive regulations.  However, as part of the new health care bill passed and signed into law on March 23, 2010, there is a provision that will add a 10% tax to all tanning salon sales.  We believe the additional tax will have a negative effect on our business by increasing the costs of tanning salons.  We do believe regulations may be increasing particularly as to customers under 18 as more states and the federal government seek to regulate tanning as something perceived as dangerous to the skin.

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

Description of Property

Ultra Sun leases space for its salon, which also serves as its corporate offices.  The facilities are 1,820 square feet in size and have an annual lease rate ranging from $18.75 a square foot in year one of the lease to $21.10 a square foot in year five of the lease with monthly rental ranging from $2,844 to $3,201 over five years.  The facilities can be re-leased for one consecutive five-year lease term with three percent rent increases each year over the extension terms.  The current lease expires on September 30, 2013.

Technology

In our industry, the technology revolves around the tanning beds and new spray-on tanning procedures.  Since we purchase our beds and tanning products, we buy the same technology as our competitors.

Competitors

We face extensive competition from other tanning salons.  Most of our competitors are one and two person shops.  With the nature of our business, our main competitors are generally other tanning salons in our general geographical area.   We believe that there is very little competitive advantage that one salon has over another except as to appearance, service and the ancillary services provided, such as full-service salon features.  With this in mind, we intend to focus more on site selection and salon appearance.  We intend to have a nicer more upscale feel to our salons through the way the salon is finished including using higher-end finishing touches such as acid-washed concrete floors, specialty lighting and a general nicer quality finish than the typical salon which is framed out with a small reception room and sheet-rocked booths.  Although we will try and differentiate our salon and future salons, unfortunately, the typical customer will only travel so far for tanning services and in the end, the location of the salon and price may be the determining factor in where customers will go.  As a very small player in the tanning salon business and even in our local market, we do not think our name recognition will help drive customers to our salon.  Hopefully, as we expand, we will be able to develop more name recognition.

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

We lost money in our last completed fiscal year with net loss of $41,544.  Shareholders of Ultra Sun have provided bridge capital to meet any short-term cash needs in the past but there is no requirement for the shareholders to contribute funds in the future.  Given the current economic conditions, it is possible that revenue will decrease this year, and for us to need funding to cover shortfalls in our operating capital.

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

Ultra Sun competes in a highly competitive industry with only minor differentiations in product offered.  As a tanning salon, Ultra Sun will have to rely on location and customer service to differentiate from competitors.  We do not have the name recognition of other salons and will depend on advertisement and walk-in customers.  Many of the competitors with whom we compete have been in existence substantially longer and have an established clientele.  We will have to depend on opening in newer areas and developments where existing tanning salons are not located.  It may be difficult for us to find new sites where there is not already a tanning salon against which we would compete.  Additionally, if we are forced to compete with another salon, the main source of competition in the industry is in prices.  If we have to lower our prices, the ability for us to grow and service our debt load will be questionable.

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

Employees

As of March 25, 2011, we had 1 full-time employee and 7 part-time employees.

ITEM 2. PROPERTIES

Ultra Sun leases space for its salon, which also serves as its corporate offices.  The facility is located at 87 East State Road 73, Saratoga Springs, UT 84045.  The facilities are 1,820 square feet in size and have an annual lease rate ranging from $18.75 a square foot in year one of the lease to $21.10 a square foot in year five of the lease with monthly rental ranging from $2,844 to $3,201 over five years.  The facilities can be re-leased for one consecutive five year lease term with three percent rent increases each year over the extension terms.  The current lease expires on September 30, 2013.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ultra Sun’s common stock is quoted on the OTC Bulletin Board under the symbol “USUN.”  Ultra Sun’s common stock has only been quoted on the OTC Bulletin Board since March 2010 and fewshares have been traded. As of March 25, 2011, the bid and ask price of the shares of common stock were $0.25 and $1.25, respectively.  Since its inception, Ultra Sun has not paid any dividends on shares of common stock, and Ultra Sun does not anticipate that it will pay dividends in the foreseeable future. At March 25, 2011, we had approximately 54 holders of record.  As of December 31, 2010 and March 25, 2011, Ultra Sun had 1,300,000 shares of our common stock issued and outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information

We had revenues of $172,771 and a net loss of $41,544 for the year ended December 31, 2010.  At December 31, 2010, we had cash and cash equivalents of $3,925 and a negative working capital of $49,595, as opposed to a negative working capital of $30,297 at December 31, 2009.

The following table shows selected summarized financial data for Ultra Sun at the dates and for the years indicated.  The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues	$172,771	$182,160
Cost of Goods Sold	40,629	41,810
Operating Expenses	169,932	175,999
Net Income (Loss)	41,544	(38,192)
Basic Income (Loss) per Share	(0.03)	(0.03)
Diluted Income (Loss) per Share	(0.03)	(0.03)
Basic Weighted Average Number of Shares Outstanding	1,300,000	1,300,000
Diluted Weighted Average Number of Shares Outstanding	1,300,000	1,300,000
BALANCE SHEET DATA:
	December 31, 2010	December 31, 2009
Total Current Assets	$5,531	$14,917
Total Assets	27,035	60,241
Total Current Liabilities	55,126	45,214
Working Capital (Deficit)	(49,595)	(30,297)
Stockholders’ Equity (Deficit)	(30,714)	10,830

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Report constitute “forward-looking statements.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  Ultra Sun believes there have been no significant changes during the year ended December 31, 2010.

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

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of ASC Topic 718, using the modified prospective transition method. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted during the year, or granted in a prior year if not fully vested as of January 1, 2006, based on the grant date fair value. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. The value of the compensation cost is amortized on a straight-line basis over the requisite service periods of the award (the option vesting term).

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

We account for income taxes in accordance with ASC Topic 740.  Under ASC Topic 740, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

Plan of Operation

We are currently engaged in the operation of a tanning salon.  We believe that the tanning salon business has been fragmented and operated primarily as single shop owners.  We are hoping to expand by purchasing additional salons and opening new salons to capitalize on the industry fragmentation.  We have spent the last several years developing our salon model and want to be able to expand upon what we have found works best.   This includes expanding upon the traditional tanning business to focus on a salon with a broader product offering with other salon amenities besides tanning.   We also intend to focus on tanning alternatives including spray-on tans and tanning products which, we believe, have improved over recent years and now offer a comparable appearance to traditional outdoor and indoor tanning.

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

Results of Operations

December 31, 2010 and 2009

For the year ended December 31, 2010 and 2009, we had revenues of $172,771 and $182,160, respectively with net loss of $41,544 in 2010 and a net loss  of $38,192 in 2009.  The last two years have seen declining revenue as a result of the pull back from consumers on spending.  We are hopeful the economy is starting to recover and consumers will start to spend again.  Until there is an increase in consumer spending, we will most likely continue to lose money.

Our expenses for the year ended December 31, 2010, remained similar to the year ended December 31, 2009.  Operating expenses decreased by $6,067 for the year ended December 31, 2010 compared to 2009 with operating expenses of $169,932 and $175,999 for 2010 and 2009, respectively.  General and administrative expense increased to $54,672 from $47,401 for the year ended December 31, 2010 versus December 31, 2009.  We believe expenses will remain in these ranges going forward and should be similar for additional salons.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to achieve net income.  The nature of the salon business is such that additional customers have very little additional incremental cost.  We should therefore be able to generate net income by increasing the revenue.  This may require additional marketing dollars.  Currently, we have not focused on marketing and relied on location and word of mouth.

Our cost of goods sold related to our revenue is approximately 23% for both 2010 and 2009.  For the year ended December 31, 2010, our cost of goods sold was only $40,629 compared to revenues of $172,771 resulting in a gross profit of $132,142. For the year ended December 31, 2009, our cost of goods sold was only $41,810 compared to revenues of $182,160 resulting in a gross profit of $140,350.  Based on the gross profit margin of approximately 77% we feel it is important to drive more revenues to our salon.  We believe additional revenue will result in a net income, given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Seasonality and Cyclicality

Although our salon receives steady business throughout the year, we experience our busiest seasons in the winter and spring months.  We would anticipate this trend to continue.  With the ability to offer spray-on tanning, we are seeing more demand for this tanning method in the summer months as people seek to avoid outdoor tanning.

Liquidity and Capital Resources

As of December 31, 2010, we had a working capital deficit of $49,595 compared to a working capital deficit of $30,297 at December 31, 2009.  Part of the reason for our working capital deficit is we had to borrow funds to cover short-falls.  We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management.  We are hopeful in future quarters that our working capital deficit will be reduced further as we continue to pay off debt but will be dependent on the economy improving and consumers starting to spend again.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of an outside CPA firm (unrelated to our auditors), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the size of our operations and revenue and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.  However, management recognized the potential weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA helps mitigate this potential weakness.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the officers and directors of Ultra Sun.

Name	Age	Position With Ultra Sun
Neil Blosch	51	Director, Chief Executive Officer, Principal Accounting Officer
Dave O’ Bagy	56	Director

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

Neil Blosch has been the owner and operator of tanning salons since 2000, owning Sahara Sun Tanning Salon.  Mr. Blosch is also a licensed General Contractor and specializes in tenant finishing, including the tenant finishing of tanning salons.  Mr. Blosch received his Bachelor of Science degree in Economics from the University of Utah.

Dave O’Bagy has been involved in the real estate business since 1985 owning O’Bagy and Associates.  O’Bagy and Associates operates as a real estate broker in Utah and engages in both commercial and residential development.  Mr. O’Bagy graduated from the University of Utah with a Bachelor of Science degree in Accounting.

We believe the experience brought by Mr. Blosch and Mr. O’Bagy qualify them to be directors of the Company, particularly Mr. O’Bagy’s background in accounting and Mr. Blosch’s background in economics and running small businesses.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Ultra Sun’s chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2010 (collectively referred to as the "Named Executives").  No other executive officer serving during 2010 received compensation greater than $100,000.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Neil Blosch	2010	--	--	--	--	--	--	--	--
CEO
	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year end.

Compensation of Directors

At this time, we do not compensate our directors for their services as directors.

Option/SAR Grants in Last Fiscal Year

In fiscal 2010, no options were granted.

Stock Option Exercise

In fiscal 2010, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2010, 2009, or 2008 under a long-term incentive plan.

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

During 2010, the Board of Directors of Ultra Sun met one time.  All members of the board of directors were either present in person or by proxy at the meeting.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed or such decisions were made during fiscal year 2010.

Option Plans

Ultra Sun has no option plans and no outstanding options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 25, 2011, with respect to the beneficial ownership of Ultra Sun’s Common Stock by each director of Ultra Sun and each person known by Ultra Sun to be the beneficial owner of more than 5% of Ultra Sun’s outstanding shares of Common Stock.  At March 25, 2011, there were 1,300,000 shares of common stock outstanding.

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

All percentages are calculated based upon a total number of 1,300,000 shares of common stock outstanding as of March 25, 2011, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

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

Control by Existing Shareholders

Current management, along with two shareholders, one of whom is the brother of the CEO, have 63.8% control of the issued and outstanding shares of our common stock.  As a result, the persons currently in control of Ultra Sun will most likely continue to be in a position to elect at least a majority of the Board of Directors of Ultra Sun, to dissolve, merge or sell the assets of Ultra Sun, and generally, to direct the affairs of Ultra Sun.

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

On December 17, 2008, a principal stockholder, advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $10,000.  The note called for simple interest at the rate of eight percent per annum and the entire principal together with interest was due on or before March 18, 2009.  On March 18, 2009 the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with accrued interest was due and payable on or before June 18, 2009.  The due date on this note was subsequently extended to June 30, 2010, and then to June 30, 2011.

On January 14, 2009, a principal stockholder advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $10,000.  The note called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before April 14, 2009.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  On April 27, 2009 the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with accrued interest was due and payable on or before July 14, 2009.  The due date on this note was subsequently extended to June 30, 2010, and then to June 30, 2011.

On January 14, 2009 an officer advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $2,000.  The note calls for simple interest at the rate of eight percent per annum.  The entire principal together with interest is due and payable on or before April 14, 2009.   Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  On April 27, 2009 the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with accrued interest was due and payable on or before July 14, 2009.  The due date on this note was subsequently extended to June 30, 2010, and then to June 30, 2011.

On November 10, 2009, two stockholders advanced funds to the Company to pay operating expenses.  The Company executed two promissory notes for the principal amounts of $5,000 each.  The notes called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before June 30, 2010.  The stockholders exercised their option to extend the notes, including accrued interest, to December 31, 2010, at the simple interest rate of twelve percent per annum.  On November 8, 2010 the due date on these notes was extended to June 30, 2011.

On November 8, 2010, two stockholders advanced funds to the Company to pay operating expenses.  The Company executed two promissory notes for the principal amounts of $2,750 each.  The notes called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before June 30, 2011.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.

Notes payable, related parties totaled $37,500 and $32,000 at December 31, 2010 and 2009, respectively.  Interest expense for the years ended December 31, 2010 and 2009 was $3,754 and $2,543, respectively, resulting in accrued interest of $6,316 and $2,562 at December 31, 2010 and 2009, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $11,500 and $7,850 for each of the years ending December 31, 2010 and 2009.

2) Audit-Related Fees. $0 and $8,875.
3) Tax Fees. $600 and $500.
4) All Other Fees. $0 and $0.
5) Not applicable.
6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit Number	SEC Reference Number	Title of Document	Location
Item 3	Articles of Incorporation and Bylaws

3.01	3	Articles of Incorporation	Incorporated by reference*

3.02	3	Bylaws	Incorporated by reference*

Item 4 -------	Instruments Defining the Rights of Security Holders ---------------------------------------------------

4.01	4	Specimen Stock Certificate	Incorporated by reference*

31.01	31	CEO certification	This Filing

31.02	31	PRINCIPAL FINANCIAL OFFICER certification	This Filing

32.01	32	CEO certification	This Filing

32.02	32	PRINCIPAL FINANCIAL OFFICER certification	This Filing

*  Incorporated by reference from the Company's registration statement on Form 10 filed with the Commission, SEC file no. 000-53571.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

                Ultra Sun Corp.

Date:           March 25, 2011                                                 By:  /s/ Neil Blosch
              Neil Blosch, President, Director, Principal
              Financial Officer(Principal Executive
              Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Signature	Title	Date

/s/Neil Blosch	Director	March 25, 2011
Neil Blosch

/s/ Dave O'Bagy	Director	March 25, 2011
Dave O'Bagy

Ultra Sun Corp.

Audited Financial Statements

For the Years Ended
December 31, 2010 and 2009

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders' Equity (Deficit)	F-5
Statements of Cash Flows	F-6
Notes to the Audited Financial Statements	F-7 - 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Ultra Sun Corp.
Salt Lake City, UT

We have audited the accompanying balance sheets of Ultra Sun Corp. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
March 25, 2011

ULTRA SUN CORP.
BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$3,925	$12,718
Inventory	1,606	2,199
Total current assets	5,531	14,917
Fixed assets (note 8):
Furniture and equipment	10,619	10,619
Tanning beds	158,446	158,446
Leasehold improvements	37,250	37,250
Total fixed assets	206,315	206,315
Less accumulated depreciation	(187,539)	(163,719)
Net fixed assets	18,776	42,596
Other assets:
Deposits	2,728	2,728
Total assets	$27,035	$60,241
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$9,736	$9,078
Unamortized discharge of indebtedness - current portion (note 5)	1,574	1,574
Notes payable, related party - current portion (note 4)	37,500	32,000
Accrued interest - notes payable, related party (note 4)	6,316	2,562
Total current liabilities	55,126	45,214
Long-term liabilities
Unamortized discharge of indebtedness - long-term portion (note 5)	2,623	4,197
Total long-term liabilities	2,623	4,197
Total liabilities	57,749	49,411
Stockholders' equity (deficit) (note 3)
Preferred stock; $.001 par value, 5,000,000 authorized
shares, no shares issued and outstanding	-	-
Common stock; $.001 par value, 45,000,000 authorized
shares, 1,300,000 shares issued and outstanding	1,300	1,300
Additional paid-in capital	226,341	226,341
Retained deficit	(258,355)	(216,811)
Total stockholders' equity (deficit)	(30,714)	10,830
Total liabilities and stockholders' equity (deficit)	$27,035	$60,241

The accompanying notes are an integral part of these financial statements.

ULTRA SUN CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Revenue
Tanning and product sales	$172,771	$182,160
Cost of goods sold	(40,629)	(41,810)

Gross profit (loss)	132,142	140,350

Operating Expenses:
General and administrative	54,672	47,401
Payroll	59,455	67,034
Professional fees	21,967	28,757
Rent	33,838	32,807

Total operating expenses	169,932	175,999

Income (loss) from operations	(37,790)	(35,649)

Other income (expense)
Interest expense	(3,754)	(2,543)

Total other income (expense)	(3,754)	(2,543)

Income taxes (note 2)	-	-

Net income (loss)	$(41,544)	$(38,192)

Net income (loss) per share	$(0.03)	$(0.03)

Weighted average common
shares outstanding	1,300,000	1,300,000

The accompanying notes are an integral part of these financial statements.

ULTRA SUN CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2008	1,300,000	$1,300	$226,341	$(178,619)	$49,022

Net loss for the year ended
December 31, 2009	-	-	-	(38,192)	(38,192)

Balance, December 31, 2009	1,300,000	1,300	226,341	(216,811)	10,830

Net loss for the year ended
December 31, 2010	-	-	-	(41,544)	(41,544)

Balance, December 31, 2010	1,300,000	$1,300	$226,341	$(258,355)	$(30,714)

The accompanying notes are an integral part of these financial statements.

ULTRA SUN CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Operating Activities
Net loss	$(41,544)	$(38,192)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	23,820	24,160

Changes in operating assets and liabilities:
(Increase) decrease in inventory	593	(331)
Decrease in accounts receivable	-	302
Decrease in prepaid expenses	-	2,000
Increase (decrease) in accounts payable
and accrued expenses	658	(5,152)
Decrease in due to officer	-	(212)
Increase in accrued interest – notes payable, related party	3,754	2,534
Increase in unamortized discharge of indebtedness	(1,574)	(1,574)
Net cash used in operating activities	(14,293)	(16,465)

Investing Activities
Acquisition of leasehold improvements	-	(885)
Net cash used in investing activities	-	(885)

Financing Activities
Proceeds from notes payable, related parties	5,500	22,000
Net cash provided by financing activities	5,500	22,000

Net increase (decrease) in cash	(8,793)	4,650
Cash at beginning of year	12,718	8,068

Cash at end of year	$3,925	$12,718

Supplemental disclosures
Income taxes paid in cash	$-	$-
Interest paid in cash	$-	$10

The accompanying notes are an integral part of these financial statements.

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2010 and 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Ultra Sun Corp. (the Company) was incorporated under the laws of the State of Nevada on November 5, 2004.  On November 15, 2004 (Date of Acquisition), the Company acquired the net assets, with a deemed fair value of ($5,118) on the Date of Acquisition, and the existing business and trade name of Sahara Sun (a DBA of Neil Blosch, the sole proprietor), for the purpose of continuing operations in the tanning salon business (the Acquisition).  In connection with the Acquisition, the Company also issued $5,000 in stock and $78,000 in notes payable, and acquired a covenant-not-to-compete with a deemed fair value of $88,118.  The Acquisition was accounted for using the purchase method of accounting in accordance with ASC Topic 805, “Business Combinations.”

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had $3,925 and $12,718 in cash and equivalents at December 31, 2010 and 2009, respectively.

Inventory - Inventory consists of tanning products, such as oils and bronzers, and is carried at the lower of cost or market, using the first-in, first-out method (FIFO) of determining cost.

Fixed Assets - Fixed assets are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method based on estimated useful lives, which range from 3 to 7 years.

Revenue Recognition - The Company recognizes revenue from product or tanning sales at the time the purchase is made or services are rendered.  Revenue for gift certificates issued is recorded as a liability at the time of sale and recognized when the certificates are redeemed and services are provided.

Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities, as well as footnote disclosures included in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences may be material to the financial statements.  Significant estimates that may change significantly in the near future include useful lives on depreciable fixed assets, allowances for bad debts, and reserves for inventory obsolescence.

Advertising Costs - The Company generally expenses advertising costs as incurred.  Advertising expenses totaled $23 and $14 for the years ended December 31, 2010 and 2009, respectively.

Earnings Per Share – Basic net income (loss) per share is calculated pursuant to ASC Topic No. 260 whereby net income (loss) per share is divided by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants, and other convertible securities, none of which was outstanding during the audit period.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASU Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASU Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-01 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2010 and 2009

NOTE 2 – INCOME TAXES

From November 4, 2004, date of inception, through May 31, 2006, the Company operated under Subchapter S and cumulative losses of $163,076 were passed through to the Company’s stockholders.  Effective June 1, 2006, the Company converted to a “C” corporation.  The Company had a federal net operating loss carryforward of $95,279 for the period June 1, 2006 through December 31, 2010 which begins to expire in 2026.  Previous carryforwards have been utilized in prior years.  The tax benefit of this net operating loss, based on an effective tax rate of 40%, is $38,112 and has been offset by a full valuation allowance, which increased by $16,617 and $15,277 during the years ended December 31, 2010 and 2009.

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of, for example, fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

The components of the provision for income taxes at December 31, 2010 and 2009 are as follows:

	2010	2009
Current – Federal	$-	$-
Current – State	-	-
Income Tax Provision	-	-
	$-	$-

A reconciliation of the income tax provision for the Company to the amount expected using the U. S. Federal statutory rate follows:

	2010	2009
Expected amount using:
U.S. Federal statutory rate	$(14,540)	$(13,367)
Utah statutory rate	(2,077)	(1,910)
Use of loss carryforwards	-	-
Valuation allowance	16,617	15,277
	$-	$-

Deferred tax assets (liabilities) consisted of the following at December 31, 2010 and 2009:

	2010	2009
Net operating loss carryforwards	$16,617	$15,277
Deferred tax liability	-	-
Valuation allowance	(16,617)	(15,277)
	$-	$-

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2010 or 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its activities and probable continued losses.

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2010 and 2009

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 17, 2008, a stockholder advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $10,000.  The note called for simple interest at the rate of eight percent per annum and the entire principal together with interest was due on or before March 18, 2009.  On March 18, 2009, the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with accrued interest was due and payable on or before June 18, 2009.  The due date on this note was subsequently extended to June 30, 2011.

On January 14, 2009, a stockholder advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $10,000.  The note called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before April 14, 2009.  On April 27, 2009, the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with accrued interest was due and payable on or before July 14, 2009.  The due date on this note was subsequently extended to June 30, 2011.

On January 14, 2009, an officer advanced funds to the Company to pay operating expenses.  The Company executed a promissory note for the principal amount of $2,000.  The note called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before April 14, 2009.  On April 27, 2009, the stockholder exercised his option to extend the note, including accrued interest, for an additional ninety days, at the simple interest rate of twelve percent per annum.  The entire principal together with accrued interest was due and payable on or before July 14, 2009.  The due date on this note was subsequently extended to June 30, 2011.

On November 10, 2009 two stockholders advanced funds to the Company to pay operating expenses.  The Company executed two promissory notes for the principal amounts of $5,000 each.  The notes called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before June 30, 2010.  The stockholders exercised their option to extend the notes, including accrued interest, to December 31, 2010, at the simple interest rate of twelve percent per annum.  On November 8, 2010 the due date on these notes was extended to June 30, 2011.

On November 8, 2010 two stockholders advanced funds to the Company to pay operating expenses.  The Company executed two promissory notes for the principal amounts of $2,750 each.  The notes called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before June 30, 2011.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.

Notes payable, related parties totaled $37,500 and $32,000 at December 31, 2010 and 2009, respectively.  Interest expense for the years ended December 31, 2010 and 2009 was $3,754 and $2,543, respectively, resulting in accrued interest of $6,316 and $2,562 at December 31, 2010 and 2009, respectively.

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2010 and 2009

NOTE 5 - COMMITTMENTS AND CONTINGENCIES

The Company has a non-cancelable operating lease for its facilities.  The lease agreement requires a monthly payment ranging from approximately $2,844 to $3,201 and expires on September 30, 2013.  As of November 30, 2004, the Company was in default of the lease agreement.  The lessor temporarily reduced the monthly payment for the months November 2004 through November 2005 to $2,000 and agreed to defer the remainder of the monthly payments totaling $7,870 that would have been due during this period of time.  The Company exercised its option to renew the lease for an additional 5-year period on September 12, 2008, at which time the deferred payments were forgiven in full by the lessor.  The Company has elected to amortize the discharge of indebtedness, which had been included in accounts payable and accrued expenses, straight-line over the 5-year lease period as a reduction in monthly rent expense.    Amortization expense was $1,574 for each of the years ended December 31, 2010 and 2009, respectively, resulting in unamortized discharge of indebtedness of $4,197 and $5,771 at December 31, 2010 and 2009, respectively.

The Company has the option to renew the lease for one additional 5-year term at monthly payments beginning at $3,297 and adjusted annually for inflation.  The Company is responsible for all expenses connected with the building including improvements, utilities, taxes, and repairs.  Total rent expense (including common area maintenance fees of $6,860 and $7,120, respectively, included in general and administrative expenses) for the years ended December 31, 2010 and 2009 was $40,698 and $39,926, respectively.

Future minimum lease payments for the operation lease for the facility are as follows:

Payments Due During the Year
        Ended December 31,

2011                              $   36,475
2012                              $   37,569
2013                              $   28,806
Totals                             $ 102,850

NOTE 6 – GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred significant cumulative net losses since inception.  As reported in the financial statements, the Company has an accumulated deficit of $258,355.  At December 31, 2010, the Company had total assets of $27,035 and liabilities totaling $57,749, and a working capital deficit of $49,595.

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

NOTE 7 – SUBSEQUENT EVENTS

On January 26, 2011, two stockholders advanced funds to the Company to pay operating expenses.  The Company executed two promissory notes for the principal amounts of $2,500 each.  The notes call for simple interest at the rate of eight percent per annum.  The entire principal together with interest is due on or before June 30, 2011.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no additional events that require disclosure.

 ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2010 and 2009

NOTE 8 – FIXED ASSETS

Fixed assets consisted of the following as of December 31:

	2010	2009
Equipment	$5,501	$5,501
Furniture	5,118	5,118
Tanning beds	158,446	158,446
Leasehold improvements	37,250	37,250
Total fixed assets	206,315	206,315
Less: accumulated depreciation and amortization	(187,539)	(163,719)
Fixed assets, net	$ 18,776	$42,596

Depreciation expense on the equipment, furniture, and tanning beds totaled $23,623 and $24,012, and amortization expense on the leasehold improvements was $197 and $148, resulting in total depreciation and amortization expense of $23,820 and $24,160 for the years ended December 31, 2010 and 2009, respectively. Depreciation expense on the tanning beds of $22,635 was included in cost of goods sold for each of the years ended December 31, 2010 and 2009, while depreciation expense on the equipment and furniture of $988 and $1,377, respectively, and the amortization expense on the leasehold improvements was included in general and administrative expenses.