Form 10-Q
period 2011-03-31
Ultra Sun Corp
filed 2011-05-20
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————
ULTRA SUN CORP.
 (Exact name of registrant as specified in its charter)
———————

NEVADA	000-53571	20-1898270
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1532 East St. Marks Court, Salt Lake City, Utah  84124
(Address of Principal Executive Office) (Zip Code)

(801) 573-6982
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☒	No

The number of shares of the issuer’s Common Stock outstanding as of May 10, 2011 is 1,300,000.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ULTRA SUN CORP.
CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2011	2010
Current Assets	(Unaudited)
Cash and cash equivalents	$23,128	$3,925
Inventory	1,876	1,606

Total Current Assets	25,004	5,531

Property and equipment, net	12,821	18,776
Deposits	2,728	2,728

Total Assets	$40,553	$27,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$13,280	$9,736
Unamortized discharge of indebtedness - current portion	1,574	1,574
Related party notes payable - current portion	42,500	37,500
Accrued interest	7,454	6,316

Total Current Liabilities	64,808	55,126

Current Liabilities
Unamortized discharge of indebtedness - long-term portion	2,229	2,623

Total Long-Term Liabilities	2,229	2,623

Total Liabilities	67,037	57,749

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
1,300,000 shares issued and outstanding	1,300	1,300
Additional paid-in capital	226,341	226,341
Accumulated deficit	(254,125)	(258,355)

Total Stockholders' Equity	(26,484)	(30,714)

Total Liabilities and Stockholders' Equity	$40,553	$27,035

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Revenues	$55,951	$57,441

Cost of revenues	12,918	12,522

Gross profit	43,033	44,919

General and administrative expenses	37,665	40,015

Income (loss) from Operations	5,368	4,904

Other Income (Expense):
Interest expense	(1,138)	(860)

Income (loss) before income taxes	4,230	4,044

Income tax benefit (expense) - deferred	-	-

Net Income (loss)	$4,230	$4,044

Income (Loss) per Common Share: (Note 1)
Basic and Diluted	$-	$-

Weighted Average Common Shares Outstanding:
Basic and Diluted	1,300,000	1,300,000

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$4,230	$4,044

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	5,955	5,955
Changes in assets and liabilities:
Inventory	(270)	(304)
Prepaids	-	(3,455)
Accounts payable and accrued liabilities	3,544	(1,982)
Accrued interest	1,138	860
Unamortized discharge of indebtedness	(394)	(393)

Net cash provided (used) by operating activities	14,203	4,725

Cash flows from investing activities:
Purchase of fixed assets	-	-

Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of related party debt	5,000	-

Net cash provided by financing activities	5,000	-

Net decrease in cash and cash equivalents	19,203	4,725

Cash and cash equivalents at beginning of period	3,925	12,718

Cash and cash equivalents at end of period	$23,128	$17,443

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Ultra Sun Corp. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2011, and the results of our operations and cash flows for the periods presented. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Inventory:

Inventory consists of tanning products such as oils and bronzers and candles purchased for resale and is stated at the lower of cost determined by the first-in first-out (FIFO) method or market.  Inventory cost includes those costs directly attributable to the product before sale.

Fair Value of Financial Instruments:

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, accrued liabilities, and notes payable approximate fair value given their short term nature or effective interest rates.

ULTRA SUN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method.  For the three month periods ended March 31, 2011 and 2010, the Company had no dilutive securities outstanding.

Revenue Recognition

The Company recognizes revenue from product or tanning sales at the time the purchase is made or services are rendered.  Gift certificates issued are recognized as a liability at the time the gift certificates are sold. Revenue is recognized for these gift certificates when the services are provided.

Income Taxes:

From November 4, 2004, date of inception, through May 31, 2006, the Company operated as a Subchapter S Corporation for tax purposes and cumulative losses of $163,076 were passed through to the Company’s stockholders.  Effective June 1, 2006, the Company converted to a “C” corporation.

The Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process can result in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment may be required in determining the Company’s effective tax rate and in evaluating our tax positions.

The effective income tax rate of 0% for the three months ended March 31, 2011 and 2010 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective period.  For the three month periods ended March 31, 2011 and 2010, tax provisions of approximately $1,680 and $1,600 would have been generated.  However, all provisions have been fully offset through the utilization of the net operating losses.  As of March 31, 2011 the Company had net operating losses of approximately $99,000 resulting in a deferred tax asset of approximately $39,600.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Related Party Transactions

On January 26, 2011, the Company issued a promissory note in the principal amount $2,500 to evidence a loan made to the Company by Jeff W. Holmes, a beneficial owner.  The terms of the note are 1 year with interest at 8% per annum, with principal and interest due June 30, 2011.

On January 26, 2011, the Company issued a promissory note in the principal amount $2,500 to evidence a loan made to the Company by Kirk Blosch, a beneficial owner.  The terms of the note are 1 year with interest at 8% per annum, with principal and interest due June 30, 2011.

ULTRA SUN CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

3.   Subsequent Events
Management has reviewed subsequent events from March 31, 2011 through the date of this filing.  No material subsequent events were noted.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial position and operating results during the periods included in the accompanying condensed financial statements. Except for the historical information contained herein, the matters set forth in this discussion are forward-looking statements.

Overview

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

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three Months Ended
	March 31,
	2011		2010
	(Unaudited)
Revenue	$55,951	100.0%	$57,441	100.0%
Cost of Goods Sold	12,918	23.1%	12,522	21.8%
Gross Profit	43,033	76.9%	44,919	78.2%
General and Administrative Expenses	37,665	67.3%	40,015	69.7%
Income (loss) from Operations	5,368	9.6%	4,904	8.5%
Interest Expense	(1,138)	-2.0%	(860)	-1.5%
Net Income (loss)	$4,230	7.6%	$4,044	7.0%

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

For the quarters ended March 31, 2011 and 2010, we had revenues of $55,951 and $57,441, respectively.  For the quarter ended March 31, 2011, we had net income of $4,230 compared to net income of $4,044 for the quarter ended March 31, 2010.  We are hopeful that the remainder of the year will see increasing revenues as we move into better economic times, but with the institution of a ten percent tanning salon tax, we are uncertain how these additional costs to our customers will affect revenue.

For the quarter ended March 31, 2011, our cost of goods sold was $12,918 compared to revenues of $55,951 resulting in a gross profit of $43,033.  For the quarter ended March 31, 2010, our cost of goods sold was $12,522 compared to revenues of $57,441 resulting in a gross profit of $44,919.  Based on the gross profit margin of approximately 77% we feel it is important to drive more revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Our expenses for the quarter ended March 31, 2011, remained similar to the quarter ended March 31, 2010.   Operating expenses were slightly lower at $37,665 for March 31, 2011, compared to $40,015 for the three months ended March 31, 2010.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers have very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, our financial position has not allowed us to focus on marketing and we have relied on location and word of mouth.  As we have paid off debt, and with operations stabilizing, we now hope to be able to expend additional monies on marketing. For the quarter ended March 31, 2011, we spent only nominal funds on advertising.  We believe even a slight increase in marketing should increase revenues.

Liquidity and Capital Resources

As of March 31, 2011, we had a working capital deficit of $39,804 compared to a working capital deficit of $49,595 for December 31, 2010.  Part of the reason for our working capital deficit is we carry very little inventory, no accounts receivable and had to borrow funds to open the salon and cover initial short-falls.  Additionally, with an unexpected drop in revenue we continue to carry debt incurred from shareholders to cover short-falls.  We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management.  However, management and principal shareholders cannot continue to cover shortfalls and if the business does not turn around, particularly given the new tax, management will have to re-evaluate the business model and long-term ability of achieve profitability.

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

Significant accounting policies and pending accounting pronouncements are addressed in detail in the Company’s Form10-K filing for the year ended December 31, 2010.  There have been no significant changes in these matters since that filing.

Forward-Looking Statements

We have made forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, in this quarterly report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are based on our beliefs and assumptions and on information currently available to us.  Forward-looking statements include the information concerning our possible or assumed search for new business opportunities and future costs of operations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or  similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions.  Actual results may differ materially from those expressed in the forward-looking statements.  You should understand that many important factors could cause our results to differ materially from those expressed in the forward-looking statements.  These factors include, without limitation, the difficulty in locating new business opportunities, our regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to  integrate acquired companies and their assets and personnel into our business, our obligations to pay professional fees, and other economic conditions and increases in corporate maintenance and reporting costs.  Unless legally required, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Off Balance Sheet Arrangements

None

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.	Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 during the three months ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Sun Corp.

Date: May 20, 2011	By:	/s/ Neil Blosch
Neil Blosch, President, Director, Principal
Financial Officer (Principal Executive
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Neil Blosch
Neil Blosch	Director	May 20, 2011

/s/ Dave O'Bagy
Dave O'Bagy	Director	May 20, 2011