Form 10-Q
period 2011-06-30
Ultra Sun Corp
filed 2011-08-15
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2011
or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐  No

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ULTRA SUN CORP.
CONDENSED BALANCE SHEETS

ASSETS
	June 30,
	2011	December 31,
	(Unaudited)	2010
Current Assets
Cash and cash equivalents	$24,430	$3,925
Inventory	2,585	1,606
Prepaids	3,576	-

Total Current Assets	30,591	5,531

Property and equipment, net	6,865	18,776
Deposits	2,728	2,728

Total Assets	$40,184	$27,035

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$12,051	$9,736
Unamortized forgiveness of rent - current portion	1,574	1,574
Related party notes payable - current portion	42,500	37,500
Accrued interest	8,608	6,316

Total Current Liabilities	64,733	55,126

Current Liabilities
Unamortized forgiveness of rent - long-term portion	1,836	2,623

Total Long-Term Liabilities	1,836	2,623

Total Liabilities	66,569	57,749

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
1,300,000 shares issued and outstanding	1,300	1,300
Additional paid-in capital	226,341	226,341
Accumulated deficit	(254,026)	(258,355)

Total Stockholders' Equity (Deficit)	(26,385)	(30,714)

Total Liabilities and Stockholders' Equity (Deficit)	$40,184	$27,035

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

Revenues	$64,729	$58,690	$120,680	$116,131

Cost of revenues	12,156	11,376	25,074	23,898

Gross profit	52,573	47,314	95,606	92,233

General and administrative expenses	51,320	59,015	88,985	99,030

Income (loss) from Operations	1,253	(11,701)	6,621	(6,797)

Other Income (Expense):
Interest expense	(1,154)	(870)	(2,292)	(1,730)

Income (loss) before income taxes	99	(12,571)	4,329	(8,527)

Income tax benefit (expense) - deferred	-	-		-

Net Income (loss)	$99	$(12,571)	$4,329	$(8,527)

Income (Loss) per Common Share: (Note 1)
Basic and Diluted	$0.00	$(0.01)	$0.00	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and Diluted	1,300,000	1,300,000	1,300,000	1,300,000

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$4,329	$(8,527)

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	11,911	11,910
Changes in assets and liabilities:
Inventory	(979)	(551)
Prepaids	(3,576)	-
Accounts payable and accrued liabilities	2,315	1,814
Accrued interest	2,292	1,730
Amortization of rent forgiveness	(787)	(787)

Net cash provided (used) by operating activities	15,505	5,589

Cash flows from investing activities:
Purchase of fixed assets	-	-

Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of related party debt	5,000	-

Net cash provided by financing activities	5,000	-

Net decrease in cash and cash equivalents	20,505	5,589

Cash and cash equivalents at beginning of period	3,925	12,718

Cash and cash equivalents at end of period	$24,430	$18,307

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Ultra Sun Corp. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2011, and the results of our operations and cash flows for the periods presented. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

ULTRA SUN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method.  For the six month periods ended June 30, 2011 and 2010, the Company had no dilutive securities outstanding.

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

The effective income tax rate of 0% for the six months ended June 30, 2011 and 2010 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective period.  For the six month period ended June 30, 2011 a tax provision of approximately $1,680 and would have been generated.  However, all provisions have been fully offset through the utilization of the net operating losses.  For the six month period ended June 30, 2010, a benefit of approximately $3,300 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of June 30, 2011 the Company had net operating losses of approximately $99,000 resulting in a deferred tax asset of approximately $39,600.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Unamortized Forgiveness of Rent

In November of 2008, the Company’s landlord agreed to waive $7,870 in unpaid rent that was currently due, or due in the future, under the lease agreement, as inducement to sign a new five year lease in its current location.  The amount of unpaid rent is being amortized, as a reduction of rent expense, over the term of the five year lease.  During the six months ended June 30, 2011 and 2010 the Company recognized a reduction in rent expense of $787 due to the amortization of the rent forgiveness.  As of June 30, 2011, $3,410 of unamortized rent forgiveness remains and will be recognized over the remaining months of the lease agreement as a reduction of current period rent expense.

ULTRA SUN CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

3.   Related Party Transactions

On January 26, 2011, the Company issued a promissory note in the principal amount $2,500 to evidence a loan made to the Company by Jeff W. Holmes, a beneficial owner.  The terms of the note were 6 months with interest at 8% per annum, with principal and interest due June 30, 2011.  This note has been extended for an additional six months with principal and interest now due December 31, 2011.

On January 26, 2011, the Company issued a promissory note in the principal amount $2,500 to evidence a loan made to the Company by Kirk Blosch, a beneficial owner.  The terms of the note were 6 months with interest at 8% per annum, with principal and interest due June 30, 2011.  This note has been extended for an additional six months with principal and interest now due December 31, 2011.

As of June 30, 2011 the Company has a total of $42,500 in short-term related party notes issued and outstanding along with $8,608 in accrued interest related to those notes.

4.   Subsequent Events

Management has reviewed subsequent events from June 30, 2011 through the date of this filing, August 15, 2011.  No material subsequent events were noted.

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

Overview

We are currently engaged in the operation of a tanning salon located in Saratoga Springs, Utah.  We believe that the tanning salon business has been fragmented and operated primarily as single shop owners.  We have spent the last several years developing our salon model and want to be able to expand upon what we have found works best.   This includes expanding upon the traditional tanning business to focus on a salon with a broader product offering with other salon amenities besides tanning.   We also intend to focus on tanning alternatives including spray on tans and tanning products which, we believe, have improved over recent years and now offer a comparable appearance to traditional outdoor and indoor tanning.

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

Our future success will be dependent on our ability to open multiple locations.  As we look to expand operations, we face many challenges including the current economic environment which has made it difficult, if not impossible, for companies our size and with our financial position to obtain debt financing from banks.  Additionally, consumers have been reducing expenditures and although it has not significantly affected our current operations, it is likely, if the recession continues that our business will be negatively affected.  In addition to consumers cutting back on spending, recent federal legislation has added a ten percent tax on tanning salons which we will have to pass along to customers, increasing the cost of tanning.  This could have a negative effect on our profitability.

It will be important as we look to expand to be able to raise additional capital either through existing shareholders and management or through outside sources.  Future capital raises will likely result in significant dilution to current investors and it is uncertain that we will be able to raise any new capital, particularly in light of the current economic conditions.  Without additional capital, we will not be able to start private labeling our own line of tanning products or expand operations.  This inability to expand or private label will restrict our ability to be profitable and increase revenue.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

Three Months Ended
June 30,
2011			2010
		(Unaudited)
$64,729	100.0%		$58,690	100.0%
12,156	18.8%		11,376	19.4%
52,573	81.2%		47,314	80.6%
51,320	79.3%		59,015	100.6%
1,253	1.9%		(11,701)	-19.9%
(1,154)	-1.8%		(870)	-1.5%
$99	0.2%		$(12,571)	-21.4%

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

For the three months ended June 30, 2011 and 2010, we had revenues of $64,729 and $58,690, respectively.  For the three months ended June 30, 2011, we had net income of $99 compared to a net (loss) of ($12,571) for the three months ended June 30, 2010.  We are hopeful that the remainder of the year will continue to see increasing revenues as we move into better economic times, but with the institution of a ten percent tanning salon tax, we are uncertain how these additional costs to our customers will affect revenue.

For the three months ended June 30, 2011, our cost of goods sold was $12,156 compared to revenues of $64,729 resulting in a gross profit of $52,573.  For the three months ended June 30, 2010, our cost of goods sold was $11,376 compared to revenues of $58,690 resulting in a gross profit of $47,314.  Based on the gross profit margin of approximately 81.2% we feel it is important to drive more revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Our operating expenses for the three months ended June 30, 2011 decreased 13.03% to $52,573 from $59,015 for the three months ended June 30, 2010, a difference of $7,695.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers add very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, our financial position has not allowed us to focus on marketing and we have relied on location and word of mouth.  As we have paid off debt, and with operations stabilizing, we now hope to be able to expend additional monies on marketing. For the three months ended June 30, 2011, we spent only nominal funds on advertising.  We believe even a slight increase in marketing should increase revenues.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

For the six months ended June 30, 2011 and 2010, we had revenues of $120,680 and $116,131 respectively.  For the six months ended June 30, 2011, we had net income of $4,329 compared to a net (loss) of ($8,527) for the six months ended June 30, 2010.  We are hopeful that the remainder of the year will continue to see increasing revenues as we move into better economic times, but with the institution of a ten percent tanning salon tax, we are uncertain how these additional costs to our customers will affect revenue.

For the six months ended June 30, 2011, our cost of goods sold was $25,074 compared to revenues of $120,680 resulting in a gross profit of $95,606.  For the six months ended June 30, 2010, our cost of goods sold was $23,898 compared to revenues of $116,131 resulting in a gross profit of $92,223.  Gross profit margin remained steady at 79.2% vs. 79.4%.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Operating expenses decreased $10,045 to $88,985 for the six months ended June 30, 2011 compared to $99,030 for the six months ended June 30, 2010, a decrease of 10.14%.  The Company will continue to make efforts to reduce operating expenses and maintain profitability.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers add very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, our financial position has not allowed us to focus on marketing and we have relied on location and word of mouth.  As we have paid off debt, and with operations stabilizing, we now hope to be able to expend additional monies on marketing. For the six months ended June 30, 2011, we spent only nominal funds on advertising.  We believe even a slight increase in marketing should increase revenues.

Liquidity and Capital Resources

As of June 30, 2011, we had negative working capital of $34,142 compared to a working capital deficit of $49,595 for December 31, 2010.  Part of the reason for our working capital deficit is we carry very little inventory, no accounts receivable and had to borrow funds to open the salon and cover initial short-falls.  Overall operations have improved when compared to the prior year with the Company generating $15,505 of cash from operations.  We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management.  However, management and principal shareholders cannot continue to cover shortfalls and if the business does not turn around, particularly given the new tax, management will have to re-evaluate the business model and long-term ability to achieve and maintain profitability.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 during the six months ended June 30, 2011.

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

Ultra Sun Corp.

Date: August 15, 2011	By:	/s/ Neil Blosch
Neil Blosch, President, Director, Principal
Financial Officer (Principal Executive
Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Neil Blosch
Neil Blosch	Director	August 15, 2011

/s/ Dave O'Bagy
Dave O'Bagy	Director	August 15, 2011