Form 10-Q
period 2011-09-30
Ultra Sun Corp
filed 2011-11-14
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2011
or

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

☒Yes      ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes      ☒No

The number of shares of the issuer’s Common Stock outstanding as of November 3, 2011 is 1,300,000.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes      ☐No

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ULTRA SUN CORP.
CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
Current Assets	(Unaudited)
Cash and cash equivalents	$19,028	$3,925
Inventory	2,345	1,606

Total Current Assets	21,373	5,531

Property and equipment, net	3,361	18,776
Deposits	2,728	2,728

Total Assets	$27,462	$27,035

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$4,670	$9,736
Unamortized forgiveness of rent - current portion	1,574	1,574
Related party notes payable - current portion	42,500	37,500
Accrued interest	9,788	6,316

Total Current Liabilities	58,532	55,126

Long-Term Liabilities
Unamortized forgiveness of rent - long-term portion	1,442	2,623

Total Long-Term Liabilities	1,442	2,623

Total Liabilities	59,974	57,749

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
1,300,000 shares issued and outstanding	1,300	1,300
Additional paid-in capital	226,341	226,341
Accumulated deficit	(260,153)	(258,355)

Total Stockholders' Equity (Deficit)	(32,512)	(30,714)

Total Liabilities and Stockholders' Equity (Deficit)	$27,462	$27,035

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

Revenues	$31,097	$28,072	$151,777	$144,203

Cost of revenues	7,725	8,167	32,799	32,065

Gross profit	23,372	19,905	118,978	112,138

General and administrative expenses	28,319	35,764	117,304	134,794

Income (loss) from Operations	(4,947)	(15,859)	1,674	(22,656)

Other Income (Expense):
Interest expense	(1,180)	(980)	(3,472)	(2,710)

Income (loss) before income taxes	(6,127)	(16,839)	(1,798)	(25,366)

Income tax benefit (expense) - deferred	-	-	-	-

Net Income (loss)	$(6,127)	$(16,839)	$(1,798)	$(25,366)

Income (Loss) per Common Share: (Note 1)
Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic and Diluted	1,300,000	1,300,000	1,300,000	1,300,000

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$(1,798)	$(25,366)

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	15,415	17,865
Changes in assets and liabilities:
Inventory	(739)	67
Accounts payable and accrued liabilities	(5,066)	(768)
Accrued interest	3,472	2,710
Amortization of rent forgiveness	(1,181)	(1,180)

Net cash provided (used) by operating activities	10,103	(6,672)

Cash flows from investing activities:
Purchase of fixed assets	-	-

Net cash used by investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of related party debt	5,000	-

Net cash provided by financing activities	5,000	-

Net decrease in cash and cash equivalents	15,103	(6,672)

Cash and cash equivalents at beginning of period	3,925	12,718

Cash and cash equivalents at end of period	$19,028	$6,046

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Ultra Sun Corp. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2011, and the results of our operations and cash flows for the periods presented. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.    The Company calculates diluted earnings per share using the treasury stock method.  For the nine month periods ended September 30, 2011 and 2010, the Company had no dilutive securities outstanding.

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

The effective income tax rate of 0% for the nine months ended September 30, 2011 and 2010 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective period.  For the nine month periods ended September 30, 2011and 2010 tax benefits of approximately $720 and $10,100 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of September 30, 2011 the Company had net operating losses of approximately $101,000 resulting in a deferred tax asset of approximately $40,400.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Unamortized Forgiveness of Rent

In November of 2008, the Company’s landlord agreed to waive $7,870 in unpaid rent that was currently due, or due in the future, under the lease agreement, as inducement to sign a new five year lease in its current location.  The amount of unpaid rent is being amortized, as a reduction of rent expense, over the term of the five year lease.  During the nine months ended September 30, 2011 and 2010 the Company recognized a reduction in rent expense of $1,181 and $1,180 due to the amortization of the rent forgiveness.  As of September 30, 2011, $3,016 of unamortized rent forgiveness remains and will be recognized over the remaining months of the lease agreement as a reduction of current period rent expense.

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

As of September 30, 2011 the Company has a total of $42,500 in short-term related party notes issued and outstanding along with $9,788 in accrued interest related to those notes.

4.   Subsequent Events

Management has reviewed subsequent events from September 30, 2011 through the date of this filing.  No material subsequent events were noted.

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

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
	(Unaudited)				(Unaudited)
Revenue	$31,097	100.0%	$28,072	100.0%	$151,777	100.0%	$144,203	100.0%
Cost of Goods Sold	7,725	24.8%	8,167	29.1%	32,799	21.6%	32,065	22.2%
Gross Profit	23,372	75.2%	19,905	70.9%	118,978	78.4%	112,138	77.8%
General and Administrative Expenses	28,319	91.1%	35,764	127.4%	117,304	77.3%	134,794	93.5%
Profit(Loss) from Operations	(4,947)	-15.9%	(15,859)	-56.5%	1,674	1.1%	(22,656)	-15.7%
Interest Expense	(1,180)	-3.8%	(980)	-3.5%	(3,472)	-2.3%	(2,710)	-1.9%
Net Income (Loss)	$(6,127)	-19.7%	$(16,839)	-60.0%	$(1,798)	-1.2%	$(25,366)	-17.6%

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

For the three months ended September 30, 2011 and 2010, we had revenues of $31,097 and $28,072, respectively.  For the three months ended September 30, 2011, we had a net loss of $(6,127) compared to a net loss of ($16,839) for the three months ended September 30, 2010.  We are hopeful that the remainder of the year will continue to see increasing revenues as we move into better economic times, but with the institution of a ten percent tanning salon tax, we are uncertain how these additional costs to our customers will affect revenue.

For the three months ended September 30, 2011, our cost of goods sold was $7,725 compared to revenues of $31,097 resulting in a gross profit of $23,372.  For the three months ended September 30, 2010, our cost of goods sold was $8,167 compared to revenues of $28,072 resulting in a gross profit of $19,905.  Based on the gross profit margin of approximately 75.2% we feel it is important to drive more revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Our operating expenses for the three months ended September 30, 2011 decreased 20.82% to $28,319 from $35,764 for the three months ended September 30, 2010, a difference of $7,445.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers add very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, our financial position has not allowed us to focus on marketing and we have relied on location and word of mouth.  With our operations stabilizing, we now hope to be able to expend additional monies on marketing. For the three months ended September 30, 2011, we spent only nominal funds on advertising.  We believe even a slight increase in marketing should increase revenues.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

For the nine months ended September 30, 2011 and 2010, we had revenues of $151,777 and $144,203 respectively.  For the nine months ended September 30, 2011, we had a net loss of ($1,798) compared to a net loss of ($25,366) for the nine months ended September 30, 2010.  We are hopeful that the remainder of the year will continue to see increasing revenues as we move into better economic times, but with the institution of a ten percent tanning salon tax, we are uncertain how these additional costs to our customers will affect revenue.

For the nine months ended September 30, 2011, our cost of goods sold was $32,799 compared to revenues of $151,777 resulting in a gross profit of $118,978.  For the nine months ended September 30, 2010, our cost of goods sold was $32,065 compared to revenues of $144,203 resulting in a gross profit of $112,138.  Gross profit margin increased nominally at 78.4% vs. 77.8%.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Operating expenses decreased $17,490 to $117,304 for the nine months ended September 30, 2011 compared to $134,794 for the nine months ended September 30, 2010, a decrease of 12.98%.  The Company will continue to make efforts to reduce operating expenses and achieve profitability.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers add very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, our financial position has not allowed us to focus on marketing and we have relied on location and word of mouth.  With operations stabilizing, we now hope to be able to expend additional monies on marketing. For the nine months ended September 30, 2011, we spent only nominal funds on advertising.  We believe even a slight increase in marketing should increase revenues.

Liquidity and Capital Resources

As of September 30, 2011, we had a working capital deficit of $37,159 compared to a working capital deficit of $49,595 for December 31, 2010.  Part of the reason for our working capital deficit is we carry very little inventory, no accounts receivable and had to borrow funds to open the salon and cover initial short-falls.  Overall operations have improved when compared to the prior year with the Company generating $10,103 of cash from operations.  We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management.  However, management and principal shareholders cannot continue to cover shortfalls and if the business does not turn around, particularly given the new tax, management will have to re-evaluate the business model and long-term ability to achieve and maintain profitability.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 during the nine months ended September 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1

Exhibit 32.1

101 Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Sun Corp.

Date: November 11, 2011	By:	/s/ Neil Blosch
Neil Blosch, President, Director, Principal
Financial Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Blosch	Director	November 14, 2011
Neil Blosch

/s/ Dave O'Bagy	Director	November 14, 2011
Dave O'Bagy