Form 10-K
period 2011-12-31
Ultra Sun Corp
filed 2012-03-27
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 26, 2012 is $240,108.

The number of shares of the issuer’s Common Stock outstanding as of March 26, 2012 is 1,300,000.

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

We lost money in our last completed fiscal year with net loss of $15,817. Shareholders of Ultra Sun have provided bridge capital to meet any short-term cash needs in the past but there is no requirement for the shareholders to contribute funds in the future. Given the current economic conditions, it is possible that revenue will decrease this year, and for us to need funding to cover shortfalls in our operating capital.

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

Employees

As of March 19, 2012, we had 1 full-time employee and 6 part-time employees.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ultra Sun’s common stock is quoted on the OTC Bulletin Board under the symbol “USUN.” Ultra Sun’s common stock has only been quoted on the OTC Bulletin Board since March 2010 and few shares have been traded. As of March 19, 2012, the bid and ask price of the shares of common stock were $0.25 and $1.01, respectively. Since its inception, Ultra Sun has not paid any dividends on shares of common stock, and Ultra Sun does not anticipate that it will pay dividends in the foreseeable future. At March 19, 2012, we had approximately 54 holders of record. As of December 31, 2011 and March 19, 2012, Ultra Sun had 1,300,000 shares of our common stock issued and outstanding.

Quarter Ended	High Bid	Low Bid
March 31, 2010	$-	$-
June 30, 2010	$1.50	$1.00
September 30, 2010	$1.01	$1.01
December 31, 2010	$1.25	$1.01
March 31, 2011	$1.25	$0.75
June 30, 2011	$0.75	$0.75
September 30, 2011	$0.75	$0.75
December 31, 2011	$0.75	$0.75

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

ITEM 6. SELECTED FINANCIAL DATA

Summary of Financial Information

We had revenues of $183,337 and a net loss of $15,817 for the year ended December 31, 2011. At December 31, 2011, we had cash and cash equivalents of $8,028 and a negative working capital of $52,038, as opposed to a negative working capital of $49,595 at December 31, 2010.

The following table shows selected summarized financial data for Ultra Sun at the dates and for the years indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2010
Revenues	$183,337	$172,771
Cost of Goods Sold	36,264	40,629
Operating Expenses	158,239	169,932
Net Income (Loss)	(15,817)	(41,544)
Basic Income (Loss) per Share	(0.01)	(0.03)
Diluted Income (Loss) per Share	(0.01)	(0.03)
Basic Weighted Average Number of Shares Outstanding	1,300,000	1,300,000
Diluted Weighted Average Number of Shares Outstanding	1,300,000	1,300,000
BALANCE SHEET DATA:
	December 31, 2010	December 31, 2010
Total Current Assets	$12,938	$5,531
Total Assets	19,494	27,035
Total Current Liabilities	64,976	55,126
Working Capital (Deficit)	(52,038)	(45,595)
Stockholders’ Equity (Deficit)	(46,531)	(30,714)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Ultra Sun believes there have been no significant changes during the year ended December 31, 2011.

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

Results of Operations

For the year ended December 31, 2011 and 2010, we had revenues of $183,337 and $172,771, respectively with net loss of $15,817 in 2011 and a net loss of $41,544 in 2010. Revenues increased over the prior year as a result of a slightly recovering economy. We are hopeful the economy will continue to recover and consumers will start to spend again. Until there is an increase in consumer spending, we will most likely continue to lose money.

Our expenses for the year ended December 31, 2011, decreased from the prior the prior year ended December 31, 2010. Operating expenses decreased by $11,693 for the year ended December 31, 2011 compared to 2010 with operating expenses of $158,239 and $169,932 for 2011 and 2010, respectively. We believe expenses will remain in these ranges going forward and should be similar for additional salons.

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

Our cost of goods sold related to our revenue improved from approximately 23% in 2010 to 20% in 2011. For the year ended December 31, 2011, our cost of goods sold was $36,264 compared to revenues of $183,337 resulting in a gross profit of $147,073. For the year ended December 31, 2010, our cost of goods sold was $40,629 compared to revenues of $172,771 resulting in a gross profit of $132,142. Based on the improving gross profit margin of approximately 80% we feel it is important to drive more revenues to our salon. We believe additional revenue will result in a net income, given the incremental cost of additional revenues should be relatively small. We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business. We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Seasonality and Cyclicality

Although our salon receives steady business throughout the year, we experience our busiest seasons in the winter and spring months. We would anticipate this trend to continue. With the ability to offer spray-on tanning, we are seeing more demand for this tanning method in the summer months as people seek to avoid outdoor tanning.

Liquidity and Capital Resources

As of December 31, 2011, we had a working capital deficit of $52,038 compared to a working capital deficit of $49,595 at December 31, 2010. Part of the reason for our working capital deficit is we had to borrow funds from shareholders to cover operating short-falls. We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management or existing shareholders. We are hopeful in future quarters that our working capital deficit will be reduced further as we continue to pay off debt but will be dependent on the economy improving and consumers starting to spend again.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management, with the participation of an outside CPA firm (unrelated to our auditors), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Further, our management considered the size of our operations and revenue and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors. Based on this evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the officers and directors of Ultra Sun.

Name	Age	Position With Ultra Sun
Neil Blosch	52	Director, Chief Executive Officer, Principal Accounting Officer
Dave O’Bagy	57	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Ultra Sun’s chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2011 (collectively referred to as the "Named Executives"). No other executive officer serving during 2011 received compensation greater than $100,000.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f) (1)	(g)	(h)	(i) (2)	(j)
Neil Blosch, CEO	12/31/2011	$0	$0	$0	$0	$0	$0		$0
	12/31/2010	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year end.

Compensation of Directors

At this time, we do not compensate our directors for their services as directors.

Option/SAR Grants in Last Fiscal Year

In fiscal 2011, no options were granted.

Stock Option Exercise

In fiscal 2011, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2011, 2010, or 2009 under a long-term incentive plan.

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

During 2011, the Board of Directors of Ultra Sun met one time. All members of the board of directors were either present in person or by proxy at the meeting.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors and executive officers serving in any capacity for our Company, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board of Directors Interlocks and Insider Participation in Compensation Decisions

No such interlocks existed or such decisions were made during fiscal year 2011.

Option Plans

Ultra Sun has no option plans and no outstanding options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 19, 2012, with respect to the beneficial ownership of Ultra Sun’s Common Stock by each director of Ultra Sun and each person known by Ultra Sun to be the beneficial owner of more than 5% of Ultra Sun’s outstanding shares of Common Stock. At March 19, 2012, there were 1,300,000 shares of common stock outstanding.

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

On January 26, 2011 two stockholders advanced funds to the Compnay to pay operating expenses. The Company executed two promissory notes for the principal sum of $2,500 each. The notes called for simple interest at the rate of eight percent per annum. The entire principal together with interest was due on or before June 30, 2011. Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid. On June 15, 2011 the noteholders elected to extend the term of the notes until June 30, 2012.

Notes payable, related parties totaled $42,500 and $37,500 at December 31, 2011 and 2010, respectively. All notes have been extended with a new due date of June 30, 2012. Interest expense for the years ended December 31, 2011 and 2010 was $4,651 and $3,754, respectively, resulting in accrued interest of $10,968 and $6,316 at December 31, 2011 and 2010, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $11,500 for each of the years ending December 31, 2011 and 2010.
2) Audit-Related Fees. $5,000 and $5,000.
3) Tax Fees. $500 and $500.
4) All Other Fees. $0 and $0.
5) Not applicable.
6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

The following financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-1 to our financial statements are herein incorporated:

December 31, 2011 and 2010
Report of Independent Registered Public Accounting Firm
Balance Sheets - December 31, 2011 and December 31, 2010
Statements of Operations - Years ended December 31, 2011 and 2010
Statements of Changes in Stockholders' Equity – Years ended December 31, 2011 and 2010
Statements of Cash Flows – Years ended December 31, 2011 and 2010
Notes to Financial Statements – Years ended December 31, 2011 and 2010

(a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

(a)(3)EXHIBITS. The following exhibits are included as part of this report:

Exhibit No.	SEC Reference No.	Title of Document	Location
3.01(i)	3	Articles of Ultra Sun Corp.	Incorporated by Reference*
3.02(iii)	3	Bylaws of Ultra Sun Corp.	Incorporated by Reference*
4.01	4	Specimen Stock Certificate	Incorporated by Reference*
31.01	31	CEO and CFO certification	This Filing
32.01	32	CEO and CFO certification	This Filing
101		Interactive XBRL Data Files	This Filing

* Incorporated by reference from the Company's registration statement on Form 10 filed with the Commission, SEC file no. 000-53571.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Sun Corp

Date: March 27, 2012	By:	/s/ Neil Blosch
Neil Blosch
President, Director, Principal Financial Officer,
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Signature	Title	Date

/s/ Neil Blosch	Director	March 27, 2012
Neil Blosch

/s/ Dave O' Bagy	Director	March 27, 2012
Dave O’Bagy

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Ultra Sun Corp.

We have audited the accompanying balance sheets of Ultra Sun Corp. as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultra Sun Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 23, 2012

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

ULTRA SUN CORP.
BALANCE SHEETS
December 31, 2011 and 2010

ASSETS
	2011	2010
Current Assets
Cash and cash equivalents	$8,028	$3,925
Inventory	1,334	1,606
Prepaids	3,576	-

Total Current Assets	12,938	5,531

Property and equipment, net	3,828	18,776
Deposits	2,728	2,728

Total Assets	$19,494	$27,035

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$9,934	$9,736
Unamortized forgiveness of rent - current portion	1,574	1,574
Related party notes payable - current portion	42,500	37,500
Accrued interest	10,968	6,316

Total Current Liabilities	64,976	55,126

Long-term Liabilities
Unamortized forgiveness of rent - long-term portion	1,049	2,623

Total Long-Term Liabilities	1,049	2,623

Total Liabilities	66,025	57,749

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
1,300,000 shares issued and outstanding	1,300	1,300
Additional paid-in capital	226,341	226,341
Accumulated deficit	(274,172)	(258,355)

Total Stockholders' Equity (Deficit)	(46,531)	(30,714)

Total Liabilities and Stockholders' Equity (Deficit)	$19,494	$27,035

The Accompanying Notes are an Integral
Part of the Financial Statements

ULTRA SUN CORP.
STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2011 and 2010
	2011	2010

Revenues	$183,337	$172,771

Cost of revenues	36,264	40,629

Gross profit	147,073	132,142

General and administrative expenses	158,239	169,932

Loss from Operations	(11,166)	(37,790)

Other Income (Expense):
Interest expense	(4,651)	(3,754)

	(4,651)	(3,754)

Loss before income taxes	(15,817)	(41,544)

Income tax benefit (expense) - deferred	-	-

Net Loss	$(15,817)	$(41,544)

Loss per Common Share:
Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic and Diluted	1,300,000	1,300,000

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP., INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2010 and 2009
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2009	1,300,000	$1,300	$226,341	$(216,811)	$10,830

Net loss for the year ended
December 31, 2010	-	-	-	(41,544)	(41,544)

Balance at December 31, 2010	1,300,000	1,300	226,341	(258,355)	(30,714)

Net loss for the year ended
December 31, 2011	-	-	-	(15,817)	(15,817)

Balance at December 31, 2011	1,300,000	$1,300	$226,341	$(274,172)	$(46,531)

The Accompanying Notes are an Integral
Part of the Financial Statements

ULTRA SUN CORP.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010

	2011	2010

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$(15,817)	$(41,544)

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	15,923	23,820
Changes in assets and liabilities:
Inventory	272	593
Prepaids	(3,576)	-
Accounts payable and accrued liabilities	198	658
Accrued interest	4,652	3,754
Amortization of rent forgiveness	(1,574)	(1,574)

Net cash provided (used) by operating activities	78	(14,293)

Cash flows from investing activities:
Purchase of fixed assets	(975)	-

Net cash used by investing activities	(975)	-

Cash flows from financing activities:
Proceeds from issuance of related party debt	5,000	5,500

Net cash provided by financing activities	5,000	5,500

Net decrease in cash and cash equivalents	4,103	(8,793)

Cash and cash equivalents at beginning of period	3,925	12,718

Cash and cash equivalents at end of period	$8,028	$3,925

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2011 and 2010

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

Cash and Cash Equivalents - For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Inventory - Inventory consists of tanning products, such as oils and bronzers, and is carried at the lower of cost or market, using the first-in, first-out method (FIFO) of determining cost.

Fixed Assets - Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The average lives range from three (3) to seven (7) years. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. For the years ended December 31, 2011 and 2010, depreciation expense was $15,923 and $23,820 respectively.

Revenue Recognition - The Company recognizes revenue from product or tanning sales at the time the purchase is made or services are rendered. Revenue for gift certificates issued is recorded as a liability at the time of sale and recognized when the certificates are redeemed and services are provided.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, but are not limited to, the estimate of the allowance for doubtful accounts, inventory obsolescence, income taxes, and depreciable lives of long lived assets.

Advertising Costs - The Company generally expenses advertising costs as incurred. Advertising expenses totaled $577 and $23 for the years ended December 31, 2011 and 2010, respectively.

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2011 and 2010 (Continued)

Income Taxes – The Company adopted the provisions of ASC 740-10 (formerly FASB interpretation No. 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007, with no material impact on the accompanying financial statements.

The Company files income tax returns in the U.S. federal jurisdiction, and the State of Utah. The Company is subject to federal, state and local income tax examinations by tax authorities for approximately the past three years, or in some instances longer periods.

Deferred income taxes are provided using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Net deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates at the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured, if any, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations. Currently there are no penalties or interest.

Fair Value of Financial Instruments – The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of notes payable, accounts payable, accrued liabilities approximate fair value given their short term nature or effective interest rates.

Earnings Per Share – Basic net income (loss) per share is calculated pursuant to ASC Topic No. 260 whereby net income (loss) per share is divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants, and other convertible securities, none of which was outstanding during the years ended December 31, 2011 and 2010.

Recently Issued Accounting Pronouncements – There have been no accounting pronouncements or changes in accounting principles during the year ended December 31, 2011 that are of significance, or potential significance, to us.

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2011 and 2010 (Continued)

NOTE 2 – INCOME TAXES

From November 4, 2004, date of inception, through May 31, 2006, the Company operated under Subchapter S and cumulative losses of $163,076 were passed through to the Company’s stockholders. Effective June 1, 2006, the Company converted to a “C” corporation. The Company had a federal net operating loss carryforward of $111,096 for the period June 1, 2006 through December 31, 2011 which begins to expire in 2026. Previous carryforwards have been utilized in prior years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is $44,438 and has been offset by a full valuation allowance, which increased by $6,327 and $16,617 during the years ended December 31, 2011 and 2010.

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under ASC 740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of, for example, fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

The components of the provision for income taxes at December 31, 2011 and 2010 are as follows:

	2011	2010

Current Federal	$-	$-
Curent State	-	-
Income Tax Provision	-	-
	$-	$-

A reconciliation of the income tax provision for the Company to the amount expected using the U. S. Federal statutory rate follows:

	2011	2010

Federal Tax Benefit (Expense) at Statutory Rates	$(5,536)	$(14,540)
State Tax Benefit (Expense) at Statutory Rates	(791)	(2,077)
Valuation Allowance Adjustment	6,327	16,617

	$-	$-

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2011 and 2010 (Continued)

Deferred tax assets (liabilities) consisted of the following at December 31, 2011 and 2010:

	2011	2010

Operating Loss Carryforwards	$44,438	$38,112
Deferred Tax Liability	-	-
Valuation Allowance Adjustment	(44,438)	(38,112)

Deferred Tax Asset (Liability)	$-	$-

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2011 or 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its activities and probable continued losses.

NOTE 3 – RELATED PARTY TRANSACTIONS

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

On January 26, 2011 two stockholders advanced funds to the Compnay to pay operating expenses. The Company executed two promissory notes for the principal sum of $2,500 each. The notes called for simple interest at the rate of eight percent per annum. The entire principal together with interest was due on or before June 30, 2011. Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid. On June, 15 2011 the noteholders elected to extend the term of the notes until June 30, 2012.

Notes payable, related parties totaled $42,500 and $37,500 at December 31, 2011 and 2010, respectively. All notes have been extended with a new due date of June 30, 2012. Interest expense for the years ended December 31, 2011 and 2010 was $4,651 and $3,754, respectively, resulting in accrued interest of $10,968 and $6,316 at December 31, 2011 and 2010, respectively.

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2011 and 2010 (Continued)

NOTE 4 - COMMITTMENTS AND CONTINGENCIES

The Company has a non-cancelable operating lease for its facilities. The lease agreement requires a monthly payment ranging from approximately $2,844 to $3,201 and expires on September 30, 2013. As of November 30, 2004, the Company was in default of the lease agreement. The lessor temporarily reduced the monthly payment for the months November 2004 through November 2005 to $2,000 and agreed to defer the remainder of the monthly payments totaling $7,870 that would have been due during this period of time. The Company exercised its option to renew the lease for an additional 5-year period on September 12, 2008, at which time the deferred payments were forgiven in full by the lessor. The Company has elected to amortize the forgiveness of rent, which had been included in accounts payable and accrued expenses, straight-line over the 5-year lease period as a reduction in monthly rent expense.

Amortization expense was $1,574 for each of the years ended December 31, 2011 and 2010, respectively, resulting in unamortized forgiveness of rent balance of $2,623 and $4,197 at December 31, 2011 and 2010, respectively.

The Company has the option to renew the lease for one additional 5-year term at monthly payments beginning at $3,297 and adjusted annually for inflation. The Company is responsible for all expenses connected with the building including improvements, utilities, taxes, and repairs. Total rent expense (including common area maintenance fees of $6,708 and $6,860, respectively, included in general and administrative expenses) for the years ended December 31, 2011 and 2010 was $41,377 and $40,698, respectively.

Future minimum lease payments for the operation lease for the facility are as follows:

Year Ending
December 31,	Amount
2012	37,569
2013	28,806

$66,375

NOTE 5 – GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant cumulative net losses since inception. As reported in the financial statements, the Company has an accumulated deficit of $274,172. At December 31, 2011, the Company had total assets of $19,494 and liabilities totaling $66,025, and a working capital deficit of $52,038.

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2011 and 2010 (Continued)

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

NOTE 7 - FIXED ASSETS

Fixed assets consisted of the following as of December 31:

	2011	2010

Equipment	$5,501	$5,501
Furniture	5,118	5,118
Tanning Beds	158,446	158,446
Leasehold Improvements	38,225	37,250
	207,290	206,315
Less: accumulated depreciation and amortization	(203,462)	(187,539)

	$3,828	$18,776

Depreciation expense on the equipment, furniture, and tanning beds totaled $15,638 and $23,623, and amortization expense on the leasehold improvements was $285 and $285, resulting in total depreciation and amortization expense of $15,923 and $23,820 for the years ended December 31, 2011 and 2010, respectively. Depreciation expense on the tanning beds of $14,835 and $22,635 was included in cost of goods sold for the years ended December 31, 2011 and 2010, while depreciation expense on the equipment and furniture of $803 and $988, respectively, and the amortization expense on the leasehold improvements was included in general and administrative expenses.