Form 10-Q
period 2012-06-30
Ultra Sun Corp
filed 2012-08-14
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2012
or

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
——————

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

☐Yes ☒No

The number of shares of the issuer’s Common Stock outstanding as of August 14, 2012 is 1,300,000.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒Yes ☐No

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ULTRA SUN CORP.
CONDENSED BALANCE SHEETS

ASSETS
	June 20,	December 31,
	2012	2011
Current Assets	(Unaudited)
Cash and cash equivalents	$16,269	$8,028
Inventory	1,366	1,334
Prepaids	-	3,576

Total Current Assets	17,635	12,938

Property and equipment, net	3,582	3,828
Deposits	2,728	2,728

Total Assets	$23,945	$19,494

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$10,629	$9,934
Unamortized discharge of indebtedness - current portion	1,574	1,574
Related party notes payable - current portion	42,500	42,500
Accrued interest - related party	13,301	10,968

Total Current Liabilities	68,004	64,976

Long-Term Liabilities
Unamortized discharge of indebtedness - long-term portion	262	1,049

Total Long-Term Liabilities	262	1,049

Total Liabilities	68,266	66,025

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding in 2012 and 2011	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
1,300,000 shares issued and outstanding in 2012 and 2011	1,300	1,300
Additional paid-in capital	226,341	226,341
Accumulated deficit	(271,962)	(274,172)

Total Stockholders' Equity	(44,321)	(46,531)

Total Liabilities and Stockholders' Equity	$23,945	$19,494

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011

Revenues	$46,435	$64,729	$102,098	$120,680

Cost of revenues	3,385	12,156	9,143	25,074

Gross profit	43,050	52,573	92,955	95,606

General and administrative expenses	40,702	51,320	88,411	88,985

Income (loss) from Operations	2,348	1,253	4,544	6,621

Other Income (Expense):
Interest expense	(1,167)	(1,154)	(2,334)	(2,292)

Income (loss) before income taxes	1,181	99	2,210	4,329

Income tax benefit (expense) - deferred	-	-	-	-

Net Income (loss)	$1,181	$99	$2,210	$4,329

Income (Loss) per Common Share: (Note 1)
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding:
Basic and Diluted	1,300,000	1,300,000	1,300,000	1,300,000

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011

Cash flows from operating activities:
Net income (loss)	$2,210	$4,329

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,054	11,911
Changes in assets and liabilities:
Inventory	(32)	(979)
Prepaids	3,576	(3,576)
Accounts payable and accrued liabilities	695	2,315
Accrued interest	2,333	2,292
Amortization of rent forgiveness	(787)	(787)

Net cash provided (used) by operating activities	9,049	15,505

Cash flows from investing activities:
Purchase of fixed assets	(808)	-

Net cash used by investing activities	(808)	-

Cash flows from financing activities:
Proceeds from issuance of related party debt	-	5,000

Net cash provided by financing activities	-	5,000

Net increase in cash and cash equivalents	8,241	20,505

Cash and cash equivalents at beginning of period	8,028	3,925

Cash and cash equivalents at end of period	$16,269	$24,430

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Ultra Sun Corp. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2012, and the results of our operations and cash flows for the periods presented. The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Cash and Cash Equivalents:

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

ULTRA SUN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  For the six month periods ended June 30, 2012 and 2011, the Company had no dilutive securities outstanding.

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

The effective income tax rate of 0% for the six months ended June 30, 2012 and 2011 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective period.  For the six month periods ended June 30, 2012 and 2011 tax provisions of approximately $860 and $1,680 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of June 30, 2012 the Company had net operating losses of approximately $108,000 resulting in a deferred tax asset of approximately $42,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Unamortized Forgiveness of Rent

In November of 2008, the Company’s landlord agreed to waive $7,870 in unpaid rent that was currently due, or due in the future, under the lease agreement, as inducement to sign a new five year lease in its current location.  The amount of unpaid rent is being amortized, as a reduction of rent expense, over the term of the five year lease.  During the six months ended June 30, 2012 and 2011 the Company recognized a reduction in rent expense of $787 due to the amortization of the rent forgiveness.  As of June 30, 2012, $1,836 of unamortized rent forgiveness remains and will be recognized over the remaining months of the lease agreement as a reduction of current period rent expense.

ULTRA SUN CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

3.  Related Party Transactions

Notes payable to related parties totaled $42,500 at June 30, 2012 and December 31, 2011, respectively.   As of June 30, 2012 and December 31, 2011, accrued interest to related parties totaled $13,301 and $10,968, respectively.   As of June 30, 2012 the notes have been extended through December 31, 2012.

4.   Subsequent Events

Management has reviewed subsequent events through the date of this filing.  No material subsequent events were noted.

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

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
			(Unaudited)				(Unaudited)
Revenue	$46,435	100.0%	$64,729	100.0%	$102,098	100.0%	$120,680	100.0%
Cost of Goods Sold	3,385	7.3%	12,156	18.8%	9,143	9.0%	25,074	20.8%
Gross Profit	43,050	92.7%	52,573	81.2%	92,955	91.0%	95,606	79.2%
General and Administrative Expenses	40,702	87.7%	51,320	79.3%	88,411	86.6%	88,985	73.7%
Profit(Loss) from Operations	2,348	5.1%	1,253	1.9%	4,544	4.5%	6,621	5.5%
Interest Expense	(1,167)	-2.5%	(1,154)	-1.8%	(2,334)	-2.3%	(2,292)	-1.9%
Net Income (Loss)	$1,181	2.5%	$99	0.2%	$2,210	2.2%	$4,329	3.6%

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

For the three months ended June 30, 2012 and 2011, we had revenues of $46,435 and $64,729, respectively.  For the three months ended June 30, 2012, we had net income of $1,181 compared net income of $99 for the three months ended June 30, 2011.  We are hopeful that we will see increasing revenues over the remainder of the year as we move into better economic times, but with the institution of a ten percent tanning salon tax, we are uncertain how these additional costs to our customers will affect revenue.

For the three months ended June 30, 2012, our cost of goods sold was $3,385 compared to revenues of $46,635 resulting in a gross profit of $43,050.  For the three months ended June 30, 2011, our cost of goods sold was $12,156 compared to revenues of $64,729 resulting in a gross profit of $52,573.  Gross profit margin for the three months ended June 30, 2012 was 92.7% compared to 81.2% for the three months ended June 30, 2011.  The increase in gross profit margin is a direct result of lower depreciation expense related to tanning beds which are included in cost of revenues.  Depreciation expense included in costs of revenues for the three months ended June 30, 2012 and 2011 was $120 and $5,659 a difference of $5,539.  Based on the current gross profit margin we feel it is important to drive additional revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Our operating expenses for the three months ended June 30, 2012 decreased 20.69% to $40,702 from $51,320 for the three months ended June 30, 2011, a difference of $10,618.  The reduction in operating expenses was a result of lower accounting expenses as well as reduced filing fees and commissions.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers add very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, our financial position has not allowed us to focus on marketing and we have relied on location and word of mouth.  As we have paid off debt, and with operations stabilizing, we now hope to be able to expend additional monies on marketing. For the three months ended June 30, 2012, we spent only nominal funds on advertising.  We believe even a slight increase in marketing should increase revenues.

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

For the six months ended June 30, 2012 and 2011, we had revenues of $102,098 and $120,680, respectively.  For the six months ended June 30, 2011, we had net income of $2,210 compared to net income of $4,329 for the six months ended June 30, 2011.  We are hopeful that we will see increasing revenues over the remainder of the year as we move into better economic times, but with the institution of a ten percent tanning salon tax, we are uncertain how these additional costs to our customers will affect revenue.

For the six months ended June 30, 2012, our cost of goods sold was $9,143 compared to revenues of $102,098 resulting in a gross profit of $92,955.  For the six months ended June 30, 2011, our cost of goods sold was $25,074 compared to revenues of $120,680 resulting in a gross profit of $95,606.  Gross profit margin for the six months ended June 30, 2012 was 91.0% compared to 79.2% for the six months ended June 30, 2011.  The increase in gross profit margin is a direct result of lower depreciation expense related to tanning beds which are included in cost of revenues.  Depreciation expense included in costs of revenues for the six months ended June 30, 2012 and 2011 was $214 and $11,318 a difference of $11,104.  Based on the current gross profit margin we feel it is important to drive additional revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Operating expenses decreased $574 to $88,411 for the six months ended June 30, 2012 compared to $88,985 for the six months ended June 30, 2011.  The Company will continue to make efforts to reduce operating expenses and maintain profitability.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers add very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, our financial position has not allowed us to focus on marketing and we have relied on location and word of mouth.  As we have paid off debt, and with operations stabilizing, we now hope to be able to expend additional monies on marketing. For the six months ended June 30, 2012, we spent only nominal funds on advertising.  We believe even a slight increase in marketing should increase revenues.

Liquidity and Capital Resources

As of June 30, 2012, we had negative working capital of $50,369 compared to a working capital deficit of $52,038 for December 31, 2011.  The reason for our working capital deficit is we carry very little inventory, no accounts receivable and have had to borrow funds to open the salon and cover initial and ongoing short-falls.  The Company generated $9,049 in cash from operations for the six months ended June 30, 2012.  We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management.  However, management and principal shareholders cannot continue to cover shortfalls and if the business does not turn around, particularly given the new tax, management will have to re-evaluate the business model and long-term ability to achieve and maintain profitability.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 during the six months ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

101 Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Sun Corp.

Date: August 14, 2012	By:	/s/ Neil Blosch
Neil Blosch, President, Director, Principal
Financial Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Blosch	Director	August 14, 2012
Neil Blosch

/s/ Dave O'Bagy	Director	August 14, 2012
Dave O'Bagy