Form 10-Q
period 2012-09-30
Ultra Sun Corp
filed 2012-11-14
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2012
or

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

☐Yes ☒No

The number of shares of the issuer’s Common Stock outstanding as of  November 14, 2012 is 1,325,000.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒Yes ☐No

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets – As of September 30, 2012 (Unaudited) and December 31, 2011

Condensed Statements of Operations (Unaudited) – Three Months and Nine Months Ended September 30, 2012 and 2011

Condensed Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2012 and 2011

Notes to Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ULTRA SUN CORP.
CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2012	2011
Current Assets	(Unaudited)
Cash and cash equivalents	$6,026	$8,028
Inventory	560	1,334
Prepaids	-	3,576

Total Current Assets	6,586	12,938

Property and equipment, net	3,028	3,828
Deposits	2,728	2,728

Total Assets	$12,342	$19,494

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$8,186	$9,934
Unamortized discharge of indebtedness - current portion	1,443	1,574
Related party notes payable - current portion	45,500	42,500
Accrued interest - related party	14,530	10,968

Total Current Liabilities	69,659	64,976

Long-Term Liabilities
Unamortized discharge of indebtedness - long-term portion	-	1,049

Total Long-Term Liabilities	-	1,049

Total Liabilities	69,659	66,025

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding in 2012 and 2011	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
1,300,000 shares issued and outstanding in 2012 and 2011	1,325	1,300
Additional paid-in capital	239,066	226,341
Accumulated deficit	(297,708)	(274,172)

Total Stockholders' Equity	(57,317)	(46,531)

Total Liabilities and Stockholders' Equity	$12,342	$19,494

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011

Revenues	$25,451	$31,097	$127,549	$151,777

Cost of revenues	2,191	7,725	11,334	32,799

Gross profit	23,260	23,372	116,215	118,978

General and administrative expenses	47,778	28,319	136,189	117,304

Income (loss) from Operations	(24,518)	(4,947)	(19,974)	1,674

Other Income (Expense):
Interest expense	(1,228)	(1,180)	(3,562)	(3,472)

Income (loss) before income taxes	(25,746)	(6,127)	(23,536)	(1,798)

Income tax benefit (expense) - deferred	-	-	-	-

Net Income (loss)	$(25,746)	$(6,127)	$(23,536)	$(1,798)

Income (Loss) per Common Share: (Note 1)
Basic and Diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic and Diluted	1,309,890	1,300,000	1,303,297	1,300,000

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011

Cash flows from operating activities:
Net income (loss)	$(23,536)	$(1,798)

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,608	15,415
Stock for services	12,750
Changes in assets and liabilities:
Inventory	774	(739)
Prepaids	3,576	-
Accounts payable and accrued liabilities	(1,748)	(5,066)
Accrued interest	3,562	3,472
Amortization of rent forgiveness	(1,180)	(1,181)

Net cash provided (used) by operating activities	(4,194)	10,103

Cash flows from investing activities:
Purchase of fixed assets	(808)	-

Net cash used by investing activities	(808)	-

Cash flows from financing activities:
Proceeds from issuance of related party debt	3,000	5,000

Net cash provided by financing activities	3,000	5,000

Net increase in cash and cash equivalents	(2,002)	15,103

Cash and cash equivalents at beginning of period	8,028	3,925

Cash and cash equivalents at end of period	$6,026	$19,028

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Ultra Sun Corp. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2012, and the results of our operations and cash flows for the periods presented. The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

ULTRA SUN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  For the nine month periods ended September 30, 2012 and 2011, the Company had no dilutive securities outstanding.

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

The effective income tax rate of 0% for the nine months ended September 30, 2012 and 2011 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective period.  For the nine month periods ended September 30, 2012 and 2011 tax benefits of approximately $4,200 and $720 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of September 30, 2012 the Company had net operating losses of approximately $120,000 resulting in a deferred tax asset of approximately $47,000.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

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

ULTRA SUN CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS  (Continued)

During the nine months ended September 30, 2012 and 2011 the Company recognized a reduction in rent expense of $1,180 and $1,181, respectively, due to the amortization of the rent forgiveness.  As of September 30, 2012, $1,443 of unamortized rent forgiveness remains and will be recognized over the remaining months of the lease agreement as a reduction of current period rent expense.

The Company has the option to renew the lease for one additional 5-year term at monthly payments beginning at $3,297 and adjusted annually for inflation. The Company is responsible for all expenses connected with the building including improvements, utilities, taxes, and repairs. Total rent expense (including common area maintenance fees of $6,787 and $5,031, respectively, included in general and administrative expenses) for the nine months ended September 30, 2012 and 2011 was $33,739 and $31,003, respectively.

3.  Common Stock

During the quarter ended September 30, 2012, the Company issued 25,000 shares of its common stock at fair market value for services rendered.

4.  Related Party Transactions

On July 17, 2012 the Company received an additional $3,000 related party note from one of its shareholders.  Notes payable to related parties totaled $45,500 and $42,500 at September 30, 2012 and December 31, 2011, respectively.   As of September 30, 2012 and December 31, 2011, accrued interest to related parties totaled $14,530 and $10,968, respectively.   Each of the notes have due dates of December 31, 2012.

5.   Subsequent Events

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

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
		(Unaudited)				(Unaudited)
Revenue	$25,451	100.0%	$31,097	100.0%	$127,549	100.0%	$151,777	100.0%
Cost of Goods Sold	2,191	8.6%	7,725	24.8%	11,334	8.9%	32,799	21.6%
Gross Profit	23,260	91.4%	23,372	75.2%	116,215	91.1%	118,978	78.4%
General and Administrative Expenses	47,778	187.7%	28,319	91.1%	136,189	106.8%	117,304	77.3%
Profit(Loss) from Operations	(24,518)	-96.3%	(4,947)	-15.9%	(19,974)	-15.7%	1,674	1.1%
Interest Expense	(1,228)	-4.8%	(1,180)	-3.8%	(3,562)	-2.8%	(3,472)	-2.3%
Net Income (Loss)	$(25,746)	-101.2%	$(6,127)	-19.7%	$(23,536)	-18.5%	$(1,798)	-1.2%

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

For the three months ended September 30, 2012 and 2011, we had revenues of $25,451 and $31,097, respectively.  For the three months ended September 30, 2012, we had a net loss of ($25,746) compared to a net loss of ($6,127) for the three months ended September 30, 2011.  We are hopeful that we will be able to increase revenues over the remainder of the year as we move into better economic times, but with the institution of a ten percent tanning salon tax, we are uncertain how these additional costs to our customers will affect revenue.

For the three months ended September 30, 2012, our cost of goods sold was $2,191 compared to revenues of $25,451 resulting in a gross profit of $23,260.  For the three months ended September 30, 2011, our cost of goods sold was $7,725 compared to revenues of $31,097 resulting in a gross profit of $23,372.  Gross profit margin for the three months ended September 30, 2012 was 91.4% compared to 75.2% for the three months ended September 30, 2011.  The increase in gross profit margin is a direct result of lower depreciation expense related to tanning beds which are included in cost of revenues.  Depreciation expense included in costs of revenues for the three months ended September 30, 2012 and 2011 was $134 and $3,280 a difference of $3,146.  Based on the current gross profit margin we feel it is important to drive additional revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Our operating expenses for the three months ended September 30, 2012 increased 68.71% to $47,778 from $28,319 for the three months ended September 30, 2011, a difference of $19,459.  The increase in operating expenses was a result of higher legal and accounting fees and payroll expenses.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers add very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, our financial position has not allowed us to focus on marketing and we have relied on location and word of mouth.  As we have paid off debt, and with operations stabilizing, we now hope to be able to expend additional monies on marketing. For the three months ended September 30, 2012, we spent only nominal funds on advertising.  We believe even a slight increase in marketing should increase revenues.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012 and 2011, we had revenues of $127,549 and $151,777, respectively.  For the nine months ended September 30, 2012, we had a net loss of ($23,536) compared to net loss of ($1,798) for the nine months ended September 30, 2011.  We are hopeful that we will see increasing revenues over the remainder of the year as we move into better economic times, but with the institution of a ten percent tanning salon tax, we are uncertain how these additional costs to our customers will affect revenue.

For the nine months ended September 30, 2012, our cost of goods sold was $11,334 compared to revenues of $127,549 resulting in a gross profit of $116,215.  For the nine months ended September 30, 2011, our cost of goods sold was $32,799 compared to revenues of $151,777 resulting in a gross profit of $118,978.  Gross profit margin for the nine months ended September 30, 2012 was 91.1% compared to 78.4% for the nine months ended September 30, 2011.  The increase in gross profit margin is a direct result of lower depreciation expense related to tanning beds which are included in cost of revenues.  Depreciation expense included in costs of revenues for the nine months ended September 30, 2012 and 2011 was $348 and $14,597 a difference of $14,249.  Based on the current gross profit margin we feel it is important to drive additional revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Operating expenses increased $18,885 to $136,189 for the nine months ended September 30, 2012 compared to $117,304 for the nine months ended September 30, 2011.  The Company will continue to make efforts to reduce operating expenses and reach profitability.  The increase in operating expenses is primarily attributable to increased legal and accounting fees and common area maintenance charges.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers add very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, our financial position has not allowed us to focus on marketing and we have relied on location and word of mouth.  As we have paid off debt, and with operations stabilizing, we now hope to be able to expend additional monies on marketing. For the nine months ended September 30, 2012, we spent only nominal funds on advertising.  We believe even a slight increase in marketing should increase revenues.

Liquidity and Capital Resources

As of September 30, 2012, we had negative working capital of $63,073 compared to negative working capital of $52,038 for December 31, 2011.  The reason for our working capital deficit is we carry very little inventory, no accounts receivable and have had to borrow funds to open the salon and cover initial and ongoing short-falls.  The Company used $4,194 in cash in its operations for the nine months ended September 30, 2012.  The Company received an additional $3,000 short-term loan from a related party during the quarter ended September 30, 2012.  We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management or shareholders.  However, management and principal shareholders cannot continue to cover shortfalls and if the business does not turn around, particularly given the new tax, management will have to re-evaluate the business model and long-term ability to achieve and maintain profitability.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 during the nine months ended September 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20th, 2012, the Company issued 25,000 shares of its common stock at fair market value for services rendered.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

101 Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Sun Corp.

Date: November 14, 2012	By:	/s/ Neil Blosch
Neil Blosch, President, Director, Principal
Financial Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Blosch	Director	November 14, 2012
Neil Blosch

/s/ Dave O'Bagy	Director	November 14, 2012
Dave O'Bagy