Form 10-K
period 2012-12-31
Ultra Sun Corp
filed 2013-04-01
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of June 30, 2012, aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $395,472.

As of March 27, 2013, the Registrant had 1,325,000 shares of common stock issued and outstanding.

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

Employees

As of March 20, 2013, we had 6 part-time employees.

ITEM 1A. RISK FACTORS

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

We lost money in our last completed fiscal year with net loss of $44,109. Shareholders of Ultra Sun have provided bridge capital to meet any short-term cash needs in the past but there is no requirement for the shareholders to contribute funds in the future. Given the current economic conditions, it is possible that revenue will decrease this year, and for us to need funding to cover shortfalls in our operating capital.

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

Ultra Sun competes in a highly competitive industry with only minor differentiations in product offered. As a tanning salon, Ultra Sun will have to rely on location and customer service to differentiate from competitors. We do not have the name recognition of other salons and will depend on advertisement and walk-in customers. Many of the competitors with whom we compete have been in existence substantially longer and have an established clientele. We will have to depend on opening in newer areas and developments where existing tanning salons are not located. It may be difficult for us to find new sites where there is not already a tanning salon against which we would compete. Additionally, if we are forced to compete with another salon, the main source of competition in the industry is in price. If we have to lower our prices, the ability for us to grow and service our debt load will be questionable.

We currently have very limited resources and depend on current management to keep operating.  If we lose any of our current management, it may be difficult for us to stay in business or to find replacements.

Ultra Sun has only two management personnel with Neil Blosch the only full- time manager. We currently do not have the funds to be able to hire new people and will be dependent on Mr. Blosch to continue to work for Ultra Sun. If we were forced to go outside and hire new management it is likely our costs would increase.

We have not and do not intend to pay dividends in the foreseeable future.

Ultra Sun has not paid, and does not plan to pay, dividends in the foreseeable future, even if it were profitable. Earnings, if any, are expected to be used to expand operations and for general corporate purposes, rather than to make distributions to stockholders.

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

Ultra Sun currently has authorized 45,000,000 shares of Common Stock of which 1,325,000 shares are issued and outstanding. The board of directors has authority, without action by or vote of Ultra Sun’s stockholders to issue all or part of the authorized but unissued shares. It is likely that Ultra Sun will seek additional equity capital in the future as it develops and markets additional products. Any issuance of additional shares of Common Stock will dilute the percentage ownership interest of stockholders and may further dilute the book value of Ultra Sun’s shares.

For all of the foregoing reasons and others set forth herein, an investment in these securities involves a high degree of risk.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.  The Company is a “smaller reporting company.”

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Ultra Sun’s common stock is quoted on the OTC Bulletin Board under the symbol “USUN.” Ultra Sun’s common stock has only been quoted on the OTC Bulletin Board since March 2010 and few shares have been traded. As of March 27, 2012, the bid and ask price of the shares of common stock were $0.51 and $1.01, respectively. However, there is no active trading market for the Company's stock and there can be no assurance that an active or liquid trading market for the Company's stock will develop in the future.

Since its inception, Ultra Sun has not paid any dividends on shares of common stock, and Ultra Sun does not anticipate that it will pay dividends in the foreseeable future. At March 27, 2013, we had approximately 55 holders of record. As of December 31, 2012 and March 27, 2013, Ultra Sun had 1,325,000 shares of our common stock issued and outstanding.

Quarter Ended	High Bid	Low Bid
March 31, 2011	$1.25	$0.75
June 30, 2011	$0.75	$0.75
September 30, 2011	$0.75	$0.75
December 31, 2011	$0.75	$0.75
March 31, 2012	$0.51	$0.51
June 30, 2012	$0.51	$0.51
September 30, 2012	$0.51	$0.51
December 31, 2012	$0.51	$0.84

Possible Sale of Common Stock Pursuant to Rule 144

Ultra Sun has previously issued shares of common stock that constitute restricted securities as that term is defined in Rule 144 adopted under the Securities Act. Subject to certain restrictions, such securities may generally be sold in limited amounts under Rule 144. Except for the 25,000 shares issued in July 2012, all of Ultra Sun’s issued 1,325,000 shares have been outstanding for several years with the majority of the shares issued in 2005 and 2006. Accordingly, 1,300,000 shares of common stock outstanding would meet the time test of Rule 144 and potentially be available for resale. With the number of shares potentially becoming available for resale, there could be a depressive effect on any market that may develop for Ultra Sun’s common stock.

Recent Sales of Unregistered Securities

On July 20, 2012, the Company issued 25,000 shares of its common stock at fair market value for services rendered, resulting in an expense of $12,750.

Special Sales Practice Requirements with Regard to “Penny Stocks”

To protect investors from patterns of fraud and abuse that have occurred in the market for low priced securities commonly referred to as “penny stocks,” the SEC has adopted regulations that generally define a “penny stock” to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions.  Since the price of our stock is well below $5.00 per share, our stock is subject to the “penny stock” regulations.  As a result, broker-dealers selling our common stock are subject to additional sales practices when they sell our stock to persons other than established clients and “accredited investors.”  For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination, receive the purchaser’s written consent to the transaction and deliver a risk disclosure document relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative taking the order, current quotations for the securities  and, if applicable, the fact that the broker-dealer is the sole market maker and the broker-dealer’s presumed control over the market.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Such “penny stock” rules may restrict trading in our common stock and may deter broker-dealers from effecting transactions in our common stock.

Equity Compensation Plans

The Company does not have in effect any compensation plans under which equity securities of the Company are authorized for issuance and the Company does not have any outstanding stock options.

Transfer Agent
Colonial Stock Transfer, 66 Exchange Place, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as the transfer agent and registrar for our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.  The Company is a “smaller reporting company.”

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. Ultra Sun believes there have been no significant changes during the year ended December 31, 2012.

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

Plan of Operation

We are currently engaged in the operation of a tanning salon. We believe that the tanning salon business has been fragmented and operated primarily as single shop owners. Subject to the availability of additional capital, we hope to expand by purchasing additional salons and opening new salons to capitalize on the industry fragmentation. We have spent the last several years developing our salon model and want to be able to expand upon what we have found works best. This includes expanding upon the traditional tanning business to focus on a salon with a broader product offering with other salon amenities besides tanning. We also intend to focus on tanning alternatives including spray-on tans and tanning products which, we believe, have improved over recent years and now offer a comparable appearance to traditional outdoor and indoor tanning.

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

It is our goal to open multiple locations and then be able to expand into our own line of private label tanning and beauty products that we can sell at our locations. We have already been focusing on up-selling clients with different tanning and beauty products and found sufficient receptiveness to the product sales that we believe it can become a revenue channel for us. We believe with multiple locations, we can purchase in bulk at reduced prices and receive better profit margins from tanning and beauty product sales.

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

Results of Operations

For the year ended December 31, 2012 and 2011, we had revenues of $152,375 and $183,337, respectively with net loss of $44,109 in 2012 and a net loss of $15,817 in 2011. Management believes that the decrease in revenue from the prior year is mainly attributable to new regulations requiring parental approval for tanning, overall health concerns surrounding the tanning industry and overall economic conditions still remain depressed in the area.   We are hopeful the economy will continue to recover and consumers will start to spend again. Until there is an increase in consumer spending, we will most likely continue to lose money.

Our expenses for the year ended December 31, 2012, increased from the prior the prior year ended December 31, 2011. Operating expenses increased by $18,765 for the year ended December 31, 2012 compared to 2011 with operating expenses of $177,004 and $158,239 for 2012 and 2011, respectively. The increase in expenses is mainly attributable to higher accounting, legal and filing fees over the prior year.  We believe expenses will remain in these ranges going forward and should be similar for additional salons.

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

Our cost of goods sold related to our revenue improved from approximately 20% in 2011 to 9% in 2012. For the year ended December 31, 2012, our cost of goods sold was $14,386 compared to revenues of $152,375 resulting in a gross profit of $137,989. For the year ended December 31, 2011, our cost of goods sold was $36,264 compared to revenues of $183,337 resulting in a gross profit of $147,073. Based on the improving gross profit margin of approximately 90% we feel it is important to drive more revenues to our salon. We believe additional revenue will result in a net income, given the incremental cost of additional revenues should be relatively small. We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business. We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Seasonality and Cyclicality

Although our salon receives steady business throughout the year, we experience our busiest seasons in the winter and spring months. We would anticipate this trend to continue. With the ability to offer spray-on tanning, we are seeing more demand for this tanning method in the summer months as people seek to avoid outdoor tanning.

Liquidity and Capital Resources

As of December 31, 2012, we had a working capital deficit of $83,092 compared to a working capital deficit of $52,038 at December 31, 2011. Part of the reason for our working capital deficit is we had to borrow funds to cover operating short-falls. We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management or existing shareholders. We are hopeful in future quarters that our working capital deficit will be reduced further as we continue to pay off debt but will be dependent on the economy improving and consumers starting to spend again.

We have had to rely on short-term funding from management or shareholders in the past and there can be no assurance that such persons will continue to provide funding in the future. We will have to seek additional capital if we try and expand our operations through private labeling of products or by opening new salons and we may require additional capital in order to continue our operations if we are unable to obtain loans from our management or shareholders. We will probably seek additional equity financing if we seek additional capital but at this time, the exact amounts are unknown until we have found either salons to acquire or new sites to open. Future expansion will be dependent on additional capital which most likely would cause dilution to current shareholders. Our revenues declined by approximately $31,000 during 2012 as compared to 2011 and we incurred a net loss of $44,109 for the 2012 fiscal year.  As such, we do not anticipate that we have sufficient revenues to fund ongoing operations and that additional capital will be required in order to continue our operations. For the immediate needs of our current salon, we anticipate continuing to management and shareholder loans. There can be no assurance that management and shareholders will continue to loan Ultra Sun funds.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.  The Company is a “smaller reporting company.”

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

Our management, with the participation of an outside CPA firm (unrelated to our auditors), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Further, our management considered the size of our operations and revenue and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors. Based on this evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the officers and directors of Ultra Sun.

Name	Age	Position With Ultra Sun
Neil Blosch	53	Director, Chief Executive Officer, Principal Accounting Officer
Dave O’Bagy	58	Director

The term of office of each director is one year and until his successor is elected and qualified at Ultra Sun’s annual meeting, subject to removal by the Shareholders. The term of office for each officer is one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Biographical Information

Set forth below is certain biographical information for each of Ultra Sun’s officers and directors.

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

(7) was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family Relationships

None of the officers or directors have any family relationship to each other.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC.  Officers, directors, and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the copies of such reports furnished to us, we believe that all Section 16(a) filing requirements were timely met during 2012.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Ultra Sun’s chief executive officer and each of the other executive officers that were serving as executive officers at December 31, 2012 (collectively referred to as the "Named Executives"). No other executive officer serving during 2012 received compensation greater than $100,000.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f) (1)	(g)	(h)	(i) (2)	(j)
Neil Blosch, CEO	12/31/2012	$0	$0	$0	$0	$0	$0		$0
	12/31/2011	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding equity awards at fiscal year end.

Compensation of Directors

At this time, we do not compensate our directors for their services as directors.

Option/SAR Grants in Last Fiscal Year

In fiscal 2012, no options were granted.

Stock Option Exercise

In fiscal 2012, none of the named executives exercised any options to purchase shares of common stock.

Long-Term Incentive Plan (“LTIP”)

There were no awards granted during fiscal year 2012, 2011, or 2010 under a long-term incentive plan.

Board of Directors Compensation

Each director may be paid his expenses, if any, of attendance at each meeting of the board of directors, and may be paid a stated salary as director or a fixed sum for attendance at each meeting of the board of directors or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefore.  No payments were made to the Company’s directors during the 2012 fiscal year.

No other compensation arrangements exist between Ultra Sun and our Directors.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We currently do not have any employment contracts or change-in-control arrangement with our executive officers.

Report on Repricing of Options/SARs

We have not adjusted or amended the exercise price of stock options or SARs previously awarded to any executive officers.

Board of Directors

Our board of directors consists of two persons, Neil Blosch and David O’Bagy.  The directors believe that Mr. O’Bagy is “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace but that Mr. Blosch is not independent because he is officer and employee of the Company.(??)

Our board of directors has not appointed any standing committees, there is no separately designated audit committee and the entire board of directors acts as our audit committee.  The board of directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert. [Or is Mr. O’Bagy a financial expert?]  In addition, our securities are not listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

The Company does not have a compensation committee and the entire board participates in the consideration of executive officer and director compensation.  The Company’s president is also a member of the Company’s board of directors and participates in determining the amount and form of executive and director compensation.  To date, the Company has not engaged independent compensation consultants to determine or recommend the amount or form of executive or director compensation.

The Company does not have a standing nominating committee and the Company’s entire board of directors performs the functions that would customarily be performed by a nominating committee.  The board of directors does not believe a separate nominating committee is required at this time due to the limited size of the Company’s business operations and the limited resources of the Company which do not permit it to compensate its directors.  The board of directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

During 2012, the Board of Directors of Ultra Sun met one time. All members of the board of directors were either present in person or by proxy at the meeting.  The directors also met during 2012 for informal discussions and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not hold an annual stockholder meeting during the 2012 year.

Communications with Directors

Shareholders may communicate with the Board of Directors or any individual director by sending written communications addressed to the Board of Directors, or any individual director, to: Ultra Sun Corp., Attention: Corporate Secretary, 1532 East St. Marks Court, Salt Lake City, Utah 84124.  All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate.  In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 27, 2013, with respect to the beneficial ownership of Ultra Sun’s Common Stock by each director of Ultra Sun and each person known by Ultra Sun to be the beneficial owner of more than 5% of Ultra Sun’s outstanding shares of Common Stock. At March 27, 2013, there were 1,325,000 shares of common stock outstanding.

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

All percentages are calculated based upon a total number of 1,325,000 shares of common stock outstanding as of March 27, 2013, plus, in the case of the individual or entity for which the calculation is made, that number of options or warrants owned by such individual or entity that are currently exercisable or exercisable within 60 days.

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
Principal Stockholders
Common	Jeff W. Holmes P.O. Box 11207 Zephyr Cove, NV 89448	378,900	28.60%
Common	Kirk Blosch 2081 Lakeline Drive Salt Lake City, Utah 84111	378,900	28.60%
Common	Neil Blosch 1532 East St. Marks Court Salt Lake City, Utah 84124	71,400	5.39%

Officers and Directors
Common	Neil Blosch	See Above
Common	Dave O’Bagy	-0-	-0-
Common	All Officers and Directors as a Group (2 Persons)	71,400	5.39%

Control by Existing Shareholders

Current management, along with two shareholders, one of whom is the brother of the CEO, have 62.6% control of the issued and outstanding shares of our common stock. As a result, the persons currently in control of Ultra Sun will most likely continue to be in a position to elect at least a majority of the Board of Directors of Ultra Sun, to dissolve, merge or sell the assets of Ultra Sun, and generally, to direct the affairs of Ultra Sun.

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

On January 26, 2011 two stockholders advanced funds to the Company to pay operating expenses.  The Company executed two promissory notes for the principal sum of $2,500 each.  The notes called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before June 30, 2011.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  The notes have been extended with a new due date of December 31, 2013.

On July 17, 2012 the Company received an additional $3,000 related party note from one of its shareholders.  The note called for simple interest at the rate of eight per cent per annum.  The entire principal together with interest was to be due on or before December 31, 2012.  On November 5, 2012 the entire $3,000 principal balance along with $111 in accrued interest was paid.

Notes payable, related parties totaled $42,500 at December 31, 2012 and 2011.  On December 19, 2012 all of the outstanding related party note were extended with a new due date of December 31, 2013.  Interest expense on the related party notes for the years ended December 31, 2012 and 2011 was $4,742 and $4,651, respectively, resulting in accrued interest to related parties of $15,709 and $10,968 at December 31, 2012 and 2011, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $12,650 for each of the years ending December 31, 2012 and 2011.

2) Audit-Related Fees. $0 and $0.
3) Tax Fees. $500 and $500.
4) All Other Fees. $0 and $0.
5) Not applicable.
6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

The following financial statements, notes thereto, and the related independent registered public accounting firm’s report contained on page F-1 to our financial statements are herein incorporated:

December 31, 2012 and 2011
Report of Independent Registered Public Accounting Firm
Balance Sheets - December 31, 2012 and December 31, 2011
Statements of Operations - Years ended December 31, 2012 and 2011
Statements of Changes in Stockholders' Equity – Years ended December 31, 2012 and 2011
Statements of Cash Flows – Years ended December 31, 2012 and 2011
Notes to Financial Statements – Years ended December 31, 2012 and 2011

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit No.	SEC Reference No.	Title of Document	Location
3.01(i)	3	Articles of Incorporation of Ultra Sun Corp.	Incorporated by Reference*
3.02(iii)	3	Bylaws of Ultra Sun Corp.	Incorporated by Reference*
4.0	4	Specimen Stock Certificate	Incorporated by Reference*
31.01	31	CEO and CFO certification	This Filing
32.01	32	CEO and CFO certification	This Filing

_________________________

*  Incorporated by reference from the Company's registration statement on Form 10 filed with the Commission, SEC file no. 000-53571.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Sun Corp

By:	/s/ Neil Blosch	Date: April 1, 2013
Neil Blosch
President, Director, Principal Financial Officer,
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Signature	Title	Date

/s/ Neil Blosch	Director	April 1, 2013
Neil Blosch

/s/ Dave O' Bagy	Director	April 1, 2013
Dave O’Bagy

To The Board of Directors and Stockholders of
Ultra Sun Corp.

We have audited the accompanying balance sheets of Ultra Sun Corp. (the Company) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultra Sun Corp. as of December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has an accumulated deficit, and has suffered losses from operations.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anderson Bradshaw PLLC Salt Lake City, Utah

March 28, 2013

ULTRA SUN CORP.
BALANCE SHEETS
December 31, 2012 and 2011

ASSETS
	2012	2011
Current Assets
Cash and cash equivalents	$3,210	$8,028
Inventory	759	1,334
Prepaids	-	3,576

Total Current Assets	3,969	12,938

Property and equipment, net	2,474	3,828
Deposits	2,728	2,728

Total Assets	$9,171	$19,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$9,462	$9,934
Unamortized forgiveness of rent - current portion	1,049	1,574
Related party notes payable - current portion	42,500	42,500
Notes payable - current portion	18,000	-
Due to officer	100	-
Accrued interest	15,950	10,968

Total Current Liabilities	87,061	64,976

Current Liabilities
Unamortized forgiveness of rent - long-term portion	-	1,049

Total Long-Term Liabilities	-	1,049

Total Liabilities	87,061	66,025

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
1,325,000 and 1,300,000 shares issued and outstanding	1,325	1,300
Additional paid-in capital	239,066	226,341
Accumulated deficit	(318,281)	(274,172)

Total Stockholders' Equity (Deficit)	(77,890)	(46,531)

Total Liabilities and Stockholders' Equity (Deficit)	$9,171	$19,494

The Accompanying Notes are an Integral
Part of the Financial Statements

ULTRA SUN CORP.
STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2012 and 2011

	2012	2011

Revenues	$152,375	$183,337

Cost of revenues	14,386	36,264

Gross profit	137,989	147,073

General and administrative expenses	177,004	158,239

Loss from Operations	(39,015)	(11,166)

Other Income (Expense):
Interest expense	(5,094)	(4,651)

	(5,094)	(4,651)

Loss before income taxes	(44,109)	(15,817)

Income tax benefit (expense) - deferred	-	-

Net Loss	$(44,109)	$(15,817)

Loss per Common Share:
Basic and Diluted	$(0.03)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and Diluted	1,311,233	1,300,000

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP., INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For The Years Ended December 31, 2012 and 2011

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2010	1,300,000	$1,300	$226,341	$(258,355)	$(30,714)

Net loss for the year ended
December 31, 2011	-	-	-	(15,817)	(15,817)

Balance at December 31, 2011	1,300,000	$1,300	$226,341	$(274,172)	$(46,531)

Stock issued for services	25,000	25	12,725	-	12,750

Net loss for the year ended
December 31, 2012	-	-	-	(44,109)	(44,109)

Balance at December 31, 2012	1,325,000	$1,325	$239,066	$(318,281)	$(77,890)

The Accompanying Notes are an Integral
Part of the Financial Statements

ULTRA SUN CORP.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011

	2012	2011
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$(44,109)	$(15,817)

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	2,162	15,923
Stock issued for services	12,750	-
Changes in assets and liabilities:
Inventory	575	272
Prepaids	3,576	(3,576)
Accounts payable and accrued liabilities	(472)	198
Accrued interest	4,982	4,652
Due to officer	100	-
Amortization of rent forgiveness	(1,574)	(1,574)

Net cash provided (used) by operating activities	(22,010)	78

Cash flows from investing activities:
Purchase of fixed assets	(808)	(975)

Net cash used by investing activities	(808)	(975)

Cash flows from financing activities:
Proceeds from issuance of related party debt	3,000	5,000
Repayment of related party debt	(3,000)	-
Proceeds from issuance of debt	18,000	-

Net cash provided by financing activities	18,000	5,000

Net decrease in cash and cash equivalents	(4,818)	4,103

Cash and cash equivalents at beginning of period	8,028	3,925

Cash and cash equivalents at end of period	$3,210	$8,028

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2012 and 2011

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2012 and 2011

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

Fixed Assets - Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from three (3) to seven (7) years. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred. For the years ended December 31, 2012 and 2011, depreciation expense was $2,162 and $15,923 respectively.

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

Advertising Costs - The Company generally expenses advertising costs as incurred. Advertising expenses totaled $781 and $577 for the years ended December 31, 2012 and 2011, respectively.

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2012 and 2011 (Continued)

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

Earnings Per Share – Basic net income (loss) per share is calculated pursuant to ASC Topic No. 260 whereby net income (loss) per share is divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants, and other convertible securities, none of which was outstanding during the years ended December 31, 2012 and 2011.

Recently Issued Accounting Pronouncements – There have been no accounting pronouncements or changes in accounting principles during the year ended December 31, 2012 that are of significance, or potential significance, to us.

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2012 and 2011 (Continued)

NOTE 2 – INCOME TAXES

From November 4, 2004, date of inception, through May 31, 2006, the Company operated under Subchapter S and cumulative losses of $163,076 were passed through to the Company’s stockholders. Effective June 1, 2006, the Company converted to a “C” corporation. The Company had a federal net operating loss carryforward of $155,205 for the period June 1, 2006 through December 31, 2012 which begins to expire in 2026. Previous carryforwards have been utilized in prior years. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is $62,082 and has been offset by a full valuation allowance, which increased by $17,644 and $6,327 during the years ended December 31, 2012 and 2011.

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

The components of the provision for income taxes at December 31, 2012 and 2011 are as follows:

	2012	2011

Current Federal	$-	$-
Curent State	-	-
Income Tax Provision	-	-
	$-	$-

A reconciliation of the income tax provision for the Company to the amount expected using the U. S. Federal statutory rate follows:

	2012	2011

Federal Tax Benefit (Expense) at Statutory Rates	$(15,438)	$(5,536)
State Tax Benefit (Expense) at Statutory Rates	(2,206)	(791)
Valuation Allowance Adjustment	17,644	6,327

	$-	$-

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2012 and 2011 (Continued)

Deferred tax assets (liabilities) consisted of the following at December 31, 2012 and 2011:

	2012	2011

Operating Loss Carryforwards	$62,082	$44,438
Deferred Tax Liability	-	-
Valuation Allowance Adjustment	(62,082)	(44,438)

Deferred Tax Asset (Liability)	$-	$-
 The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2012 or 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its activities and probable continued losses.  The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2009, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

NOTE 3 – COMMON STOCK

On July 20, 2012, the Company issued 25,000 shares of its common stock at fair market value for services rendered, resulting in an expense of $12,750.

NOTE 4 – RELATED PARTY NOTES PAYABLE

On January 26, 2011 two stockholders advanced funds to the Company to pay operating expenses.  The Company executed two promissory notes for the principal sum of $2,500 each.  The notes called for simple interest at the rate of eight percent per annum.  The entire principal together with interest was due on or before June 30, 2011.  Any installments on principal and interest not paid when due shall, at the option of the note holder, bear interest thereafter at the rate of twelve percent per annum until paid.  The notes have been extended with a new due date of December 31, 2013.

On July 17, 2012 the Company received an additional $3,000 related party note from one of its shareholders.  The note called for simple interest at the rate of eight per cent per annum.  The entire principal together with interest was to be due on or before December 31, 2012.  On November 5, 2012 the entire $3,000 principal balance along with $111 in accrued interest was paid.

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2012 and 2011 (Continued)

Notes payable, related parties totaled $42,500 at December 31, 2012 and 2011.  On December 19, 2012 all of the outstanding related party note were extended with a new due date of December 31, 2013.  Interest expense on the related party notes for the years ended December 31, 2012 and 2011 was $4,742 and $4,651, respectively, resulting in accrued interest to related parties of $15,709 and $10,968 at December 31, 2012 and 2011, respectively.

NOTE 5 – NOTES PAYABLE

On October 31, 2012, the Company executed a promissory note with an unrelated party for the principal amount of $18,000.  The note calls for simple interest at the rate of eight per cent per annum.  The entire principal together with interest is due on June 30, 2013.  Interest expense totaled $241 for the year ended December 31, 2012.  Accrued interest for this note at December 31, 2012 was $241.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Amortization expense was $1,574 for each of the years ended December 31, 2012 and 2011, respectively, resulting in unamortized forgiveness of rent balance of $1,049 and $2,623 at December 31, 2012 and 2011, respectively.

The Company has the option to renew the lease for one additional 5-year term at monthly payments beginning at $3,297 and adjusted annually for inflation. The Company is responsible for all expenses connected with the building including improvements, utilities, taxes, and repairs. Total rent expense (including common area maintenance fees of $8,467 and $6,708, respectively, included in general and administrative expenses) for the years ended December 31, 2012 and 2011 was $44,345 and $41,337, respectively.

Future minimum lease payments for the operation lease for the facility are as follows:

Year Ending
December 31,	Amount
2013	$28,806

$28,806

ULTRA SUN CORP.
Notes to the Audited Financial Statements
December 31, 2012 and 2011 (Continued)

NOTE 7 – GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant cumulative net losses since inception. As reported in the financial statements, the Company has an accumulated deficit of $318,281. At December 31, 2012, the Company had total assets of $9,171 and liabilities totaling $87,061, and a working capital deficit of $83,092.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no additional events that require disclosure.

NOTE 9 - FIXED ASSETS

Fixed assets consisted of the following as of December 31:

	2012	2011

Equipment	$6,309	$5,501
Furniture	5,118	5,118
Tanning Beds	158,446	158,446
Leasehold Improvements	38,225	38,225
	208,098	207,290
Less: accumulated depreciation and amortization	(205,624)	(203,462)

	$2,474	$3,828
 Depreciation expense on the equipment, furniture, and tanning beds totaled $1,433 and $15,638, and amortization expense on the leasehold improvements was $729 and $285, resulting in total depreciation and amortization expense of $2,162 and $15,923 for the years ended December 31, 2012 and 2011, respectively. Depreciation expense on the tanning beds of $952 and $14,835 was included in cost of goods sold for the years ended December 31, 2012 and 2011, while depreciation expense on the equipment and furniture of $481 and $803, respectively, and the amortization expense on the leasehold improvements was included in general and administrative expenses.