Form 10-Q
period 2013-03-31
Ultra Sun Corp
filed 2013-05-15
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2013
or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

The number of shares of the issuer’s Common Stock outstanding as of May 10, 2013 is 1,325,000.

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

Condensed Balance Sheets – As of March 31, 2013 (Unaudited) and December 31, 2012

Condensed Statements of Operations (Unaudited) – Three Months and Nine Months Ended September 30, 2012 and 2011

Condensed Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2012 and 2011

Notes to Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ULTRA SUN CORP.
CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2013	2012
Current Assets	(Unaudited)
Cash and cash equivalents	$11,910	$3,210
Inventory	572	759

Total Current Assets	12,482	3,969

Property and equipment, net	3,647	2,474
Deposits	2,728	2,728

Total Assets	$18,857	$9,171

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$23,475	$9,462
Unamortized discharge of indebtedness - current portion	656	1,049
Related party notes payable - current portion	42,500	42,500
Notes payable - current portion	18,000	18,000
Due to officer	100	100
Accrued interest	17,243	15,950

Total Current Liabilities	101,974	87,061

Total Liabilities	101,974	87,061

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, $.001 par value, 45,000,000 shares authorized, 1,325,000
shares issued and outstanding at March 31, 2013 and December 31, 2012	1,325	1,325
Additional paid-in capital	239,066	239,066
Accumulated deficit	(323,508)	(318,281)

Total Stockholders' Equity	(83,117)	(77,890)

Total Liabilities and Stockholders' Equity	$18,857	$9,171

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Revenues	$52,300	$55,663

Cost of revenues	6,381	5,759

Gross profit	45,919	49,904

General and administrative expenses	49,853	47,708

Income (loss) from Operations	(3,934)	2,196

Other Income (Expense):
Interest expense	(1,293)	(1,167)

Income (loss) before income taxes	(5,227)	1,029

Income tax benefit (expense) - deferred	-	-

Net Income (loss)	$(5,227)	$1,029

Income (Loss) per Common Share: (Note 1)
Basic and Diluted	$-	$-

Weighted Average Common Shares Outstanding:
Basic and Diluted	1,325,000	1,300,000

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$(5,227)	$1,029

Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	554	513
Changes in assets and liabilities:
Inventory	187	(65)
Prepaids	-	3,576
Accounts payable and accrued liabilities	14,013	7,657
Accrued interest	1,293	1,167
Amortization of rent forgiveness	(393)	(393)

Net cash provided by operating activities	10,427	13,484

Cash flows from investing activities:
Purchase of fixed assets	(1,727)	-

Net cash provided (used) by investing activities	(1,727)	-

Cash flows from financing activities:
Proceeds (payment) of debt	-	-

Net cash provided (used) by financing activities	-	-

Net increase in cash and cash equivalents	8,700	13,484

Cash and cash equivalents at beginning of period	3,210	8,028

Cash and cash equivalents at end of period	$11,910	$21,512

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Ultra Sun Corp. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2013, and the results of our operations and cash flows for the periods presented. The December 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

ULTRA SUN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  For the three month periods ended March 31, 2013 and 2012, the Company had no dilutive securities outstanding.

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

The effective income tax rate of 0% for the three month periods ended March 31, 2013 and 2012 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective period.  For the three month period ended March 31, 2013 a tax benefit of approximately $2,039 would have been generated and for the three month period ended March 31, 2012 a tax provision of approximately $402 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of March 31, 2013 the Company had net operating losses of approximately $150,000 resulting in a deferred tax asset of approximately $58,500.  The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

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

ULTRA SUN CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

During the three months ended March 31, 2013 and 2012 the Company recognized a reduction in rent expense of $393 and $393, respectively, due to the amortization of the rent forgiveness.  As of March 31, 2013, $656 of unamortized rent forgiveness remains and will be recognized over the remaining months of the lease agreement as a reduction of current period rent expense.

The Company has the option to renew the lease for one additional 5-year term at monthly payments beginning at $3,297 and adjusted annually for inflation. The Company is responsible for all expenses connected with the building including improvements, utilities, taxes, and repairs. Total rent expense (including common area maintenance fees of $1,677 and $1,677, respectively, included in general and administrative expenses) for the three month periods ended March 31, 2013 and 2012 was $10,606 and $10,344, respectively.

3.  Related Party Transactions

Notes payable to related parties totaled $42,500 at March 31, 2013 and December 31, 2012, respectively.   As of March 31, 2013 and December 31, 2012, accrued interest to related parties totaled $16,647 and $15,709, respectively.   Each of the notes have due dates of December 31, 2013.

4.   Notes Payable

On October 31, 2012, the Company executed a promissory note with an unrelated party for the principal amount of $18,000.  The note calls for simple interest at the rate of eight per cent per annum.  The entire principal together with interest is due on June 30, 2013.   Accrued interest for this note at March 31, 2013 and December 31, 2012 was $596 and $241, respectively.

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

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three Months Ended
	March 31,
	2013		2012
			(Unaudited)
Revenue	$52,300	100.0%	$55,663	100.0%
Cost of Goods Sold	6,381	12.2%	5,759	10.3%
Gross Profit	45,919	87.8%	49,904	89.7%
General and Administrative Expenses	49,853	95.3%	47,708	85.7%
Income (loss) from Operations	(3,934)	-7.5%	2,196	3.9%
Interest Expense	(1,293)	-2.5%	(1,167)	-2.1%
Net Income (loss)	$(5,227)	-10.0%	$1,029	1.8%

Three Months Ended March 31, 2013compared to Three Months Ended March 31, 2012

For the three months ended March 31, 2013, we had revenues of $52,300 and $55,663, respectively.  For the three months ended March 31, 2013, we had a net loss of ($5,227) compared to net income of $1,029 for the three months ended March 31, 2012.  We are hopeful that the remainder of the year will see increasing revenues as we move into better economic times, but with the institution of a ten percent tanning salon tax, we are uncertain how these additional costs to our customers will affect revenue.

For the three months ended March 31, 2013, our cost of goods sold was $6,381 compared to revenues of $52,300 resulting in a gross profit of $45,919 and a gross profit margin of 87.80%.  For the three months ended March 31, 2012, our cost of goods sold was $5,759 compared to revenues of $55,663 resulting in a gross profit of $49,904 and a gross profit margin of 89.65%.  The decrease in gross profit was a result of reduced product and tanning revenue during the quarter ended March 31, 2013.  The reduction in gross profit margin was a result of a higher mix of product sales which carry a lower margin percentage then tanning sales.  Based on the current gross profit margin we feel it is important to drive additional revenues to our salon.  We believe additional revenue will result in a larger portion of net income given the incremental cost of additional revenues should be relatively small.  We do not anticipate additional revenues causing much of an increase in operating expenses and believe cost of goods sold will remain similar going forward on the tanning side of the business.  We will start offering more products at the salon which will have higher cost of goods sold but the additional products should not cause much effect on operating expenses.

Our operating expenses for the three months ended March 31, 2013 increased 4.50% to $49,853 from $47,708 for the three months ended March 31, 2012, a difference of $2,145. The increase in operating expenses was a result of higher repair and maintenance expenses as well as increased legal fees.

Our costs should stay around the current levels so it will be important for us to generate more revenue in the salon to increase net income.  The nature of the salon business is such that additional customers add very little additional incremental cost.  We should therefore be able to generate more net income by increasing the revenue.  This may require additional marketing dollars.  Currently, our financial position has not allowed us to focus on marketing and we have relied on location and word of mouth.  With our operations stabilizing, we now hope to be able to expend additional monies on marketing. For the three months ended March 31, 2013, we spent only nominal funds on advertising.  We believe even a slight increase in marketing should increase revenues.

Liquidity and Capital Resources

As of March 31, 2013, we had a working capital deficit of $89,492 compared to a working capital deficit of $83,092 for December 31, 2012.  Part of the reason for our working capital deficit is we carry very little inventory, no accounts receivable and have had to borrow funds to open the salon and cover initial and ongoing short-falls.  The Company generated operating cash flow of $10,427 for the three months ended March 31, 2013.  We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management or existing shareholders.  However, management and principal shareholders cannot continue to cover shortfalls and if the business does not turn around, particularly given the new tax, management will have to re-evaluate the business model and long-term ability to achieve and maintain profitability.

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

Significant accounting policies and pending accounting pronouncements are addressed in detail in the Company’s Form10-K filing for the year ended December 31, 2012.  There have been no significant changes in these matters since that filing.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 during the three months ended March 31, 2013.

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

Ultra Sun Corp.

Date: May 15, 2013	By:	/s/ Neil Blosch
Neil Blosch, President, Director, Principal
Financial Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Blosch	Director	May 15, 2013
Neil Blosch

/s/ Dave O'Bagy	Director	May 15, 2013
Dave O'Bagy