Form 10-Q
period 2013-06-30
Ultra Sun Corp
filed 2013-08-19
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2013
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————
ULTRA SUN CORP.
 (Exact name of registrant as specified in its charter)
———————

NEVADA	000-53571	20-1898270
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1646 W. Pioneer Blvd., Suite 120, Mesquite, Nevada  89027
(Address of Principal Executive Office) (Zip Code)

(702) 758-8772
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

The number of shares of the issuer’s Common Stock outstanding as of August 9, 2013 is 7,825,000.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets – As of June 30, 2013 (Unaudited) and December 31, 2012
Condensed Statements of Operations (Unaudited) – Six Months Ended June 30, 2013 and 2012
Condensed Statements of Cash Flows (Unaudited) – Six Months Ended June 30, 2013 and 2012
Notes to Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ULTRA SUN CORP.
CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2013	2012
Current Assets	(Unaudited)
Cash and cash equivalents	$7,322	$3,210
Assets held for sale	5,649	5,961

Total Current Assets	12,971	9,171

Total Assets	$12,971	$9,171

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$18,996	$9,462
Unamortized discharge of indebtedness - current portion	260	1,049
Related party notes payable - current portion	42,500	42,500
Notes payable - current portion	18,000	18,000
Due to officer	100	100
Accrued interest	18,769	15,950

Total Current Liabilities	98,625	87,061

Total Liabilities	98,625	87,061

Stockholders' Equity
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $.001 par value, 45,000,000 shares authorized, 1,325,000
shares issued and outstanding at June 30, 2013 and December 31, 2012	1,325	1,325
Additional paid-in capital	239,066	239,066
Accumulated deficit	(326,045)	(318,281)

Total Stockholders' Equity	(85,654)	(77,890)

Total Liabilities and Stockholders' Equity	$12,971	$9,171

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	-	-	-	-

Income (loss) from Operations	-	-	-	-

Income (loss) from discontinued operations	(2,537)	1,181	(7,764)	2,210

Income (loss) before income taxes	(2,537)	1,181	(7,764)	2,210

Income taxes	-	-	-	-

Net Income (Loss)	(2,537)	1,181	(7,764)	2,210

Loss per common share from continued operations
Basic and diluted	$-	$-	$-	$-

Income per common share from discontinued operations
Basic and diluted	$(0.00)	$0.00	$(0.01)	$0.00

Net loss per common share
Basic and diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average common shares; basic and diluted	1,325,000	1,300,000	1,325,000	1,300,000

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012

Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Net income (loss)	$(7,764)	$2,210

Adjustments to reconcile net income to net cash flows from
operating activities:
Depreciation and amortization	1,065	1,054
Changes in assets and liabilities:
Inventory	(753)	(32)
Prepaids	-	3,576
Accounts payable and accrued liabilities	9,534	695
Accrued interest	2,819	2,333
Amortization of rent forgiveness	(789)	(787)

Net cash provided by operating activities	4,112	9,049

Cash flows from investing activities:
Purchase of fixed assets	-	(808)

Net cash provided (used) by investing activities	-	(808)

Cash flows from financing activities:
Proceeds (payment) of debt	-	-

Net cash provided (used) by financing activities	-	-

Net increase in cash and cash equivalents	4,112	8,241

Cash and cash equivalents at beginning of period	3,210	8,028

Cash and cash equivalents at end of period	$7,322	$16,269

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$-	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

ULTRA SUN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed financial statements included herein have been prepared by Ultra Sun Corp. (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements as of December 31, 2012.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2013, and the results of our operations and cash flows for the periods presented. The December 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

On July 12, 2013, the Company, Ultra Merger Corp., a Nevada corporation (“Merger Corp.”) and Wild Earth Naturals, Inc., a Nevada corporation (“Wild Earth”) entered into an Agreement and Plan of Reorganization dated as of July 12, 2013 (the “ Reorganization Agreement”) pursuant to which the Company formed Merger Corp. as a new, wholly-owned subsidiary of the Company, Merger Corp. was merged into Wild Earth with Wild Earth continuing as the surviving corporation, and the Company issued 6,500,000 shares of its restricted common stock to the stockholders of Wild Earth in exchange for all the issued and outstanding shares of Wild Earth capital stock (the “Reorganization”). As a result of the Reorganization, Wild Earth became a wholly owned subsidiary of the Company and the Company had a total of 7,825,000 shares of common stock outstanding of which 6,500,000 or 83.1% were issued to the Wild Earth stockholders.  The Reorganization resulted in a change in control of the Registrant.  In connection with the closing of the Reorganization, the Company entered into a consulting agreement with Neil Blosch, the former president of the Company, pursuant to which he will continue to manage the tanning salon operations and will assist the Company in selling the tanning salon prior to the expiration of the tanning salon lease on September 30, 2013.  The Company has presented assets related to its Tanning business as held-for-sale and has presented theTanning business statements of operations as discontinued operations.

Reclassifications:

Certain balances in the accompanying financial statements were reclassified to conform to the current period’s presentation.  The reclassifications were necessary to present discontinued operations and assets held for sale and did not result in a change to the net loss reported.

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

ULTRA SUN CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  For the six month periods ended June 30, 2013 and 2012, the Company had no dilutive securities outstanding.

Revenue Recognition:

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

The effective income tax rate of 0% for the six month periods ended June, 2013 and 2012 differed from the statutory rate, due primarily to net operating losses incurred by the Company in past and/or respective period.  For the six month period ended June 30, 2013 a tax benefit of approximately $2,700 would have been generated and for the six month period ended June 30, 2012 a tax provision of approximately $860 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of June 30, 2013 the Company had net operating losses of approximately $162,000 resulting in a deferred tax asset of approximately $65,000.

ULTRA SUN CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

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

During the six months ended June 30, 2013 and 2012 the Company recognized a reduction in rent expense of $789 and $787, respectively, due to the amortization of the rent forgiveness.  As of June 30, 2013, $260 of unamortized rent forgiveness remains and will be recognized over the remaining months of the lease agreement as a reduction of current period rent expense.

The Company has the option to renew the lease for one additional 5-year term at monthly payments beginning at $3,297 and adjusted annually for inflation. The Company is responsible for all expenses connected with the building including improvements, utilities, taxes, and repairs. Total rent expense (including common area maintenance fees of $3,354 and $5,110, respectively, included in general and administrative expenses) for the six month periods ended June 30, 2013 and 2012 was $21,210 and $23,133, respectively.

3.  Related Party Transactions

Notes payable to related parties totaled $42,500 at June 30, 2013 and December 31, 2012, respectively.   As of June 30, 2013 and December 31, 2012, accrued interest to related parties totaled $17,968 and $15,648, respectively.   Each of the notes have due dates of December 31, 2013.

4.   Notes Payable

On October 31, 2012, the Company executed a promissory note with an unrelated party for the principal amount of $18,000.  The note calls for simple interest at the rate of eight per cent per annum.  The entire principal together with interest is due on June 30, 2013.   Accrued interest for this note at June 30, and December 31, 2012 was $801 and $87, respectively.

ULTRA SUN CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

5.   Held-for-Sale Disclosures and Financial Statement Presentation

The Company classifies operations as held for sale when the sale is probable within one year and the operation is available for sale in its present condition.  On July 12, 2013, the Company, Ultra Merger Corp., a Nevada corporation (“Merger Corp.”) and Wild Earth Naturals, Inc., a Nevada corporation (“Wild Earth”) entered into an Agreement and Plan of Reorganization dated as of July 12, 2013 (the “ Reorganization Agreement”) pursuant to which the Company formed Merger Corp. as a new, wholly-owned subsidiary of the Company, Merger Corp. was merged into Wild Earth with Wild Earth continuing as the surviving corporation, and the Company issued 6,500,000 shares of its restricted common stock to the stockholders of Wild Earth in exchange for all the issued and outstanding shares of Wild Earth capital stock (the “Reorganization”). As a result of the Reorganization, Wild Earth became a wholly owned subsidiary of the Company and the Company had a total of 7,825,000 shares of common stock outstanding of which 6,500,000 or 83.1% were issued to the Wild Earth stockholders.  The Reorganization resulted in a change in control of the Registrant.  In connection with the closing of the Reorganization, the Company entered into a consulting agreement with Neil Blosch, the former president of the Company, pursuant to which he will continue to manage the tanning salon operations and will assist the Company in selling the tanning salon prior to the expiration of the tanning salon lease on September 30, 2013.  The Company has presented assets related to its Tanning Business as held-for-sale and has presented theTanning Business statements of operations as discontinued operations.

The assets classified as held-for-sale are as follows:

	June 30, 2013	December 31, 2012
	(Unaudited)

Inventory	$1,512	$759
Property and equipment, net	1,409	2,474
Deposits	2,728	2,728

Total assets held-for-sale	$5,649	$5,961

The Company has presented the Tanning business statements of operations as discontinued operations.  The table below shows the results of discontinued operations related to the Tanning business and are included in the accompanying statement of operations for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Revenue	$51,215	$46,435	$103,515	$102,098

Cost of revenue	6,424	3,385	12,805	9,143

Gross profit	44,791	43,050	90,710	92,955

Operating expenses	45,802	40,702	95,655	88,411

Other expenses
Interest expense	1,526	1,167	2,819	2,334

Income (loss) from discontinued operations	$(2,537)	$1,181	$(7,764)	$2,210

ULTRA SUN CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

6.   Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant cumulative net losses since inception. As reported in the financial statements, the Company has an accumulated deficit of $326,045. At June 30, 2013, the Company had total assets of $12,971 and liabilities totaling $98,625, and a working capital deficit of $85,654.

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

7.   Subsequent Events

Management has reviewed subsequent events through the date of this filing.  Other than listed below, no other material subsequent events were noted.

On July 12, 2013, the Company, Ultra Merger Corp., a Nevada corporation (“Merger Corp.”) and Wild Earth Naturals, Inc., a Nevada corporation (“Wild Earth”) entered into an Agreement and Plan of Reorganization dated as of July 12, 2013 (the “ Reorganization Agreement”) pursuant to which the Company formed Merger Corp. as a new, wholly-owned subsidiary of the Company, Merger Corp. was merged into Wild Earth with Wild Earth continuing as the surviving corporation, and the Company issued 6,500,000 shares of its restricted common stock to the stockholders of Wild Earth in exchange for all the issued and outstanding shares of Wild Earth capital stock (the “Reorganization”). As a result of the Reorganization, Wild Earth became a wholly owned subsidiary of the Company and the Company had a total of 7,825,000 shares of common stock outstanding of which 6,500,000 or 83.1% were issued to the Wild Earth stockholders.  The Reorganization resulted in a change in control of the Registrant.

In accordance with the terms of the Reorganization Agreement, at the closing of the Reorganization the members of the Company’s former management resigned and the persons designated by Wild Earth were appointed as the new officers and directors of the Company with the resignation and appointments of certain director positions becoming effective after compliance with rule 14f-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Reorganization Agreement provided that Wild Earth would assume and be responsible for the Company’s operating expenses from and after April 1, 2013 and also provided that at closing certain of the Company’s stockholders would loan the Company the amount of $7,100 as payment of operating losses incurred by the Company during the first quarter of 2013, which would only be repaid under certain circumstances.

The foregoing summary of the Reorganization Agreement is qualified in its entirety by reference to the complete copy of the Reorganization Agreement which is included as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2013.

In connection with the Reorganization, on July 12, 2013, the Company amended and consolidated its outstanding promissory notes having an outstanding balance of principal and accrued interest in the amount of $78,112 as of April 22, 2013, the interest calculation date.  The Company issued new convertible promissory notes to the holders in exchange for their old notes which included the accrued and unpaid interest on the old notes through April 22, 2013 in the principal balance of the new notes.  In addition, the notes were amended to extend the maturity date from December 31, 2013 to May 31, 2016, provide that the principal (but not the interest) of the new notes is convertible into shares of the Company’s common stock at the rate 4.25% of the then issued and outstanding shares of the Company’s common stock for each $10,000 in principal converted, provide that the notes may not be prepaid, and make other changes set forth in the new notes.  No payments were made by the Company or the note holders in connection with the amendment and consolidation of the old notes.  In connection with the Reorganization, the note holders of the Company sold convertible promissory notes having an aggregate principal balance of $68,112 as of April 22, 2013 to certain stockholders of Wild Earth in private transactions.

ULTRA SUN CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

In connection with the closing of the Reorganization, the Company entered into a consulting agreement with Neil Blosch, the former president of the Company, pursuant to which he will continue to manage the tanning salon operations and will assist the Company in selling the tanning salon prior to the expiration of the tanning salon lease on September 30, 2013.  The consulting agreement is for term of approximately two and half months from July 12 through September 30, 2013; provided, that the agreement will automatically terminate on the date the tanning salon is sold.  The consulting agreement provides for the payment of a consulting fee in the amount of $2,000 per month together with an incentive bonus payable if and when the tanning salon is sold.  The consulting agreement provides that upon the sale of the tanning salon, the proceeds from such sale shall be applied first to pay Mr. Blosch an incentive bonus in the amount of $50,000; second to hold for the benefit of the Company the amount of any net loss incurred by the tanning salon (that is, operating costs the tanning salon was not able to pay from its income in its ordinary course of business) during the period from April 1, 2013 through the date of sale; third to pay the promissory note dated July 12, 2013 to Mr. Blosch and two former stockholders of the Company in the principal amount of $7,100; and fourth to pay 50% of the remaining sales proceeds (up to a maximum of an additional $25,000) to Mr. Blosch as an additional incentive bonus.  In the event the sales proceeds from the tanning salon are not adequate to pay the amounts listed above, the proceeds shall be applied in the order of priority set forth above until they have been exhausted.

The foregoing summary of the Reorganization Agreement is qualified in its entirety by reference to the complete copy of the Reorganization Agreement which is included as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2013.

The following unaudited proforma condensed combined balance sheet aggregates the balance sheet of Ultra Sun Corporation (“PARENT”) as of June 30, 2013, the balance sheet of Wild Earth Naturals, Inc. as of May 31, 2013 (“SUBSIDIARY”), accounting for the transaction as a reorganization with the issuance of shares of the PARENT for 100% of the stock of the SUBSIDIARY, and using the assumptions described in the following notes, giving effect to the transaction.

ULTRA SUN CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

ASSETS
	Ultra Sun Corp as of June 30, 2013	Wild Earth Naturals Inc. As of May 31, 2013			Proforma Increase (Decrease) 2013	Proforma Combined
Current Assets	(Unaudited)
Cash and cash equivalents	$7,322	$1,488			$-	$8,810
Inventories	-	1,476			-	1,476
Prepaid expenses	-	2,000			-	2,000
Assets held for sale	5,649	-			-	5,649

Total Current Assets	12,971	4,964			-	17,935

Total Assets	$12,971	$4,964			$-	$17,935

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$18,996	$10,312			$-	$29,308
Related party notes payable - current portion	42,500	-			-	42,500
Notes payable - current portion	18,000	-			-	18,000
Other accrued liabilities	360	-			-	360
Accrued interest	18,769	16,190			-	34,959

Total Current Liabilities	98,625	26,502			-	125,127

Total Liabilities	98,625	26,502			-	125,127

Stockholders' Equity
Common Stock	1,325	13	[A	]	6,487	7,825
Additional paid-in capital	239,066	-	[A	]	(6,487)	(93,466)
			[B	]	(326,045)
Accumulated deficit	(326,045)	(21,551)	[B	]	326,045	(21,551)

Total Stockholders' Equity	(85,654)	(21,538)			-	(107,192)

Total Liabilities and Stockholders' Equity	$12,971	$4,964			-	$17,935

ULTRA SUN CORP.
 NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Proforma adjustments on the attached proforma financial statements include the following:

[A] To record the acquisition of a 100% interest in the SUBSIDIARY by the PARENT through the issuance and conversion of 6,500,000 shares of the Company’s common stock by shareholders in exchange for the 100,000 shares of Wild Earth Naturals, Inc. common stock, representing all the common stock of Wild Earth Naturals, Inc. and thus increasing the Company’s common shares outstanding to 7,825,000.

[B] To record the elimination of the accumulated deficit of PARENT prior to the date of the acquisition. The ownership interests of the former owners of SUBSIDIARY in the combined enterprise will be greater than the ongoing shareholders of PARENT and, accordingly, the management of SUBSIDIARY will assume operating control of the combined enterprise.  Consequently, the acquisition is accounted for as the recapitalization of SUBSIDIARY, wherein SUBSIDIARY purchased the assets of PARENT and accounted for the transaction as a “Reverse Merger” for accounting purposes.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Events

Agreement and Plan of Reorganization with Wild Earth Naturals, Inc.

As reported in our current report on Form 8-K filed July 18, 2013, on July 12, 2013, Ultra Sun Corporation, a Nevada corporation (the “Company”), Ultra Merger Corp., a Nevada corporation (“Merger Corp.”) and Wild Earth Naturals, Inc., a Nevada corporation (“Wild Earth”) entered into an Agreement and Plan of Reorganization (the “ Reorganization Agreement”) pursuant to which the Company formed Merger Corp. as a new, wholly-owned subsidiary of the Company, Merger Corp. was merged into Wild Earth with Wild Earth continuing as the surviving corporation,  and the Company issued 6,500,000 shares of its restricted common stock to the stockholders of Wild Earth in exchange for all the issued and outstanding shares of Wild Earth capital stock (the “Reorganization”). As a result of the Reorganization, Wild Earth became a wholly owned subsidiary of the Company and the Company had a total of 7,825,000 shares of common stock outstanding of which 6,500,000 or 83.1% were issued to the Wild Earth stockholders.  The Reorganization resulted in a change in control of the Company.

In accordance with the terms of the Reorganization Agreement, at the closing of the Reorganization the members of the Company’s former management resigned and the persons designated by Wild Earth were appointed as the new officers and directors of the Company with the resignation and appointments of certain director positions becoming effective after compliance with rule 14f-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Reorganization Agreement provided that Wild Earth would assume and be responsible for the Company’s operating expenses from and after April 1, 2013 and also provided that at closing certain of the Company’s stockholders would loan the Company the amount of $7,100 as payment of operating losses incurred by the Company during the first quarter of 2013, which would only be repaid under certain circumstances.

The foregoing summary of the Reorganization Agreement is qualified in its entirety by reference to the complete copy of the Reorganization Agreement which is included as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2013.

In connection with the Reorganization, on July 12, 2013 the Company amended and consolidated its outstanding promissory notes having an outstanding balance of principal and accrued interest in the amount of $78,112 as of April 22, 2013, the interest calculation date.  The Company issued new convertible promissory notes to the holders in exchange for their old notes which included the accrued and unpaid interest on the old notes through April 22, 2013 in the principal balance of the new notes.  In addition, the notes were amended to extend the maturity date from December 31, 2013 to May 31, 2016, provide that the principal (but not the interest) of the new notes is convertible into shares of the Company’s common stock at the rate 4.25% of the then issued and outstanding shares of the Company’s common stock for each $10,000 in principal converted, provide that the notes may not be prepaid, and make other changes set forth in the new notes.  No payments were made by the Company or the note holders in connection with the amendment and consolidation of the old notes.  In connection with the Reorganization, the note holders of the Company sold convertible promissory notes having an aggregate principal balance of $68,112 as of April 22, 2013 to certain stockholders of Wild Earth in private transactions.

Wild Earth and the persons designated as the new officers and directors of the Registrant by Wild Earth determined that the Registrant’s tanning salon business was not complementary to or consistent with Wild Earth’s herbal skin care products’ business and determined that the tanning salon business should be discontinued.  Accordingly, at the closing of the Reorganization, the Registrant entered into a consulting agreement with Neil Blosch, the former president, pursuant to which he will continue to manage the tanning salon operations and will assist the Registrant in attempting to sell the tanning salon prior to the expiration of the tanning salon lease on September 30, 2013.  The consulting agreement is for term of approximately two and one half months from July 12 through September 30, 2013; provided, that the agreement will automatically terminate on the date the tanning salon is sold.  The consulting agreement provides for the payment of a consulting fee in the amount of $2,000 per month together with an incentive bonus payable if and when the tanning salon is sold.  The consulting agreement provides that upon the sale of the tanning salon, the proceeds from such sale shall be applied first to pay Mr. Blosch an incentive bonus in the amount of $50,000; second to hold for the benefit of the Registrant the amount of any net loss incurred by the tanning salon (that is, operating costs the tanning salon was not able to pay from its income in its ordinary course of business) during the period from April 1, 2013 through the date of sale; third to pay the promissory note dated July 12, 2013 to Mr. Blosch and two former stockholders of the Registrant in the principal amount of $7,100; and fourth to pay 50% of the remaining sales proceeds (up to a maximum of an additional $25,000) to Mr. Blosch as an additional incentive bonus.  In the event the sales proceeds from the tanning salon are not adequate to pay the amounts listed above, the proceeds will be applied in the order of priority set forth above until they have been exhausted.  The foregoing summary of the consulting agreement is qualified in its entirety by reference to the complete consulting agreement a copy of which is included as an exhibit to the Company’s Form 8-K report filed on July 18, 2013.

Unless other indicated, the following discussion pertains to the Company’s operations through the fiscal quarter ended June 30, 2013 without taking account of or giving effect to the Reorganization.

General

The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial position and operating results during the periods included in the accompanying condensed financial statements. Except for the historical information contained herein, the matters set forth in this discussion are forward-looking statements.

Overview

We are engaged in the operation of a tanning salon located in Saratoga Springs, Utah.

Results of Operations

The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenue	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-
Operating Expenses	-	-	-	-
Income (loss) from continued operations	-	-	-	-
Income (loss) from discontinued operations	(2,537)	1,181	(7,764)	2,210
Net Loss	$(2,537)	$1,181	$(7,764)	$2,210

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

Revenue – The Company had no revenues related to its ongoing operations for the three months ended June 30, 2013 or 2012.

Cost of Revenue – The Company had no revenues related to its ongoing operations for the three months ended June 30, 2013 or 2012.

Gross Profit – The Company had no gross profit related to its ongoing operations for the three months ended June 30, 2013 or 2012.

Operating Expenses – The Company had no operating expenses related to its ongoing operations for the three months ended June 30, 2013 or 2012.

Income (Loss) from Discontinued Operations – The Company generated a loss from discontinued operations of $2,537 in the second quarter 2013 compared to income from discontinued operations of $1,181 for the second quarter 2012.  The loss was primarily the result of higher repairs and maintenance expense as well as higher wages.  However, this was partially offset by increased sales related to the tanning business.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Revenue – The Company had no revenues related to its social networking business for the six months ended June 30, 2013 or 2012.

Cost of Revenue – The Company had no revenues related to its ongoing operations for the six months ended June 30, 2013 or 2012.

Gross Profit – The Company had no gross profit related to its ongoing operations for the six months ended June 30, 2013 or 2012.

Operating Expenses – The Company had no operating expenses related to its ongoing operations for the six months ended June 30, 2013 or 2012.

Income (Loss) from Discontinued Operations – The Company generated a loss from discontinued operations of $7,764 in the six months ended June 30, 2013 compared to income from discontinued operations of $2,210 for the six months ended June 30, 2013.  The loss was primarily the result of higher repairs and maintenance expense as well as higher wages.  However, this was partially offset by increased sales related to the tanning business.

Liquidity and Capital Resources

As of June 30, 2013, we had a working capital deficit of $85,654 compared to a working capital deficit of $83,092 for December 31, 2012.  Part of the reason for our working capital deficit is we carry very little inventory, no accounts receivable and have had to borrow funds to open the salon and cover initial and ongoing short-falls.  The Company generated operating cash flow of $4,112 for the six months ended June 30, 2013.

We have had to rely on short-term funding from management or shareholders to cover ongoing expenses.  There can be no assurance that management and shareholders will continue to loan the Company funds.

As described in our 8-K Report filed on July 18, 2013, there have been significant changes in our business and financial condition as a result of the Reorganization with Wild Earth Naturals.  We anticipate that we will require significant additional debt or equity capital in order to continue our operations and implement Wild Earth’s business plan.  We have not entered into any agreement or arrangement for the provision of such financing and no assurances can be given that such financing will be available to us on acceptable terms or at all.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2013, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2013 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 1A.	Risk Factors.

See the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012, and in Item 2.01 of our current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
31.1	31	Section 302 Certification of Principal Executive Officer	This Filing
31.2	31	Section 302 Certification of Principal Financial Officer	This Filing
32.1	32	Section 1350 Certification of Principal Executive Officer	This Filing
32.2	32	Section 1350 Certification of Principal Financial Officer	This Filing
101.INS**		XBRL Instance Document	This Filing
101.SCH**		XBRL Taxonomy Extension Schema	This Filing
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF**		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB**		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase	This Filing

*Incorporated by reference to Exhibits 3.01 and 3.02 of the Company’s Registration Statement on Form 10 filed January 28, 2009.

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultra Sun Corp.

Date:                      August 19, 2013
By: /s/ David Tobias
David Tobias, President
(Principal Executive Officer)

By: /s/ Catherine Carroll
Catherine Carroll, Chief Financial Officer
(Principal Financial and Accounting Officer)