Form 10-Q
period 2013-09-30
Cannabis Sativa, Inc.
filed 2013-11-19
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2013
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————
Cannabis Sativa, Inc.
 (Exact name of registrant as specified in its charter)
———————

NEVADA	000-53571	20-1898270
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1646 W. Pioneer Blvd., Suite 120, Mesquite, Nevada  89027
(Address of Principal Executive Office) (Zip Code)

(702) 346-3906
(Registrant’s telephone number, including area code)

Ultra Sun Corp.
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

The number of shares of the issuer’s Common Stock outstanding as of November 12, 2013 is 7,825,000.

INDEX

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

Condensed Consolidated Balance Sheet – As of September 30, 2013
Condensed Consolidated Statements of Operations (Unaudited) – For the Three Months Ended September 30, 2013 and From the Date of Inception, April 9, 2013 through September 30, 2013
Condensed Consolidated Statements of Cash Flows (Unaudited) – From the Date of Inception, April 9, 2013 through September 30, 2013
Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
September 30,
2013
Current Assets	(Unaudited)
Cash and cash equivalents	$65,725
Employee advance	75
Inventory	3,807
Prepaids	1,388

Total Current Assets	70,995

Property and equipment, net	2,145
Intangibles, net	509
Deposits	3,609

Total Assets	$77,258

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$73,208
Convertible notes payable	10,000
Due to related parties	150,977
Accrued interest	2,756

Total Current Liabilities	236,941

Related party convertible notes payable	68,112

Total Liabilities	305,053

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding at September 30, 2013 and December 31, 2012	-
Common stock, $.001 par value, 45,000,000 shares authorized, 7,825,000
shares issued and outstanding at September 30, 2013	7,825
Additional paid-in capital	(84,178)
Deficit accumulated during the development stage	(151,442)

Total Stockholders' Equity (Deficit)	(227,795)

Total Liabilities and Stockholders' Equity (Deficit)	$77,258

The Accompanying Notes are an Integral
Part of these Condensed Consolidated Financial Statements

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2013	From Inception (April 9, 2013) through September 30, 2013

Revenues	$109	$109

General and administrative expenses	88,349	123,671

Loss from operations	(88,240)	(123,562)

Interest (expense)	(1,600)	(1,600)

Loss from continued operations	(89,840)	(125,162)

Income (loss) from discontinued operations	(26,280)	(26,280)

Income (loss) before income taxes	(116,120)	(151,442)

Income taxes	-	-

Net Income (Loss)	$(116,120)	$(151,442)

Loss per common share from continued operations
Basic and diluted	$(0.01)	$(0.02)

Income per common share from discontinued operations
Basic and diluted	$(0.00)	$(0.00)

Net loss per common share
Basic and diluted	$(0.01)

Weighted average common shares; basic and diluted	7,825,000

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

From Inception (April 9, 2013) through September 30, 2013

Cash flows from operating activities:
Net loss	$(151,442)

Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	1,195
Contributed capital	9,300
Changes in assets and liabilities:
Employee advance	(75)
Inventory	(2,295)
Prepaids	(1,388)
Deposits	(881)
Accounts payable and accrued expenses	54,212
Accrued interest	1,599
Amortization of rent forgiveness	(260)

Net cash used by operating activities	(90,035)

Cash flows from investing activities:
Purchase of fixed assets and intangibles	(3,404)
Sale of fixed assets	965
Cash acquired in merger	7,322

Net cash provided by investing activities	4,883

Cash flows from financing activities:
Proceeds from related parties	150,877

Net cash provided by financing activities	150,877

Net increase in cash and cash equivalents	65,725

Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$65,725

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-
Taxes	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Cannabis Sativa, Inc., formerly named Ultra Sun Corp. (“we”, “us”, “our” or “Company”), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the current report on Form 8-K filed with the SEC July 18, 2013.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2013, and the results of our operations and cash flows for the periods presented..

Interim results are subject to significant seasonal variations and the results of operations for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

The Company was incorporated under the laws of the State of Nevada on November 5, 2004 under the name Ultra Sun Corp. The Company’s previous operations were in operating a tanning salon business.  The Company sold its tanning salon business on September 30, 2013 and plans to conduct all business through its subsidiary Wild Earth Naturals Inc. (“Wild Earth”).  On November 13, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name to “Cannabis Sativa, Inc.,” effective November 18, 2013.

Wild Earth was incorporated under the laws of the State of Nevada on April 9, 2013 for the purpose of operating an herbal products’ business.

On July 12, 2013, the Company, Ultra Merger Corp., a Nevada corporation (“Merger Corp.”) and Wild Earth entered into an Agreement and Plan of Reorganization dated as of July 12, 2013 (the “ Reorganization Agreement”) pursuant to which the Company formed Merger Corp. as a new, wholly-owned subsidiary of the Company, Merger Corp. was merged into Wild Earth with Wild Earth continuing as the surviving corporation, and the Company issued 6,500,000 shares of its restricted common stock to the stockholders of Wild Earth in exchange for all the issued and outstanding shares of Wild Earth capital stock (the “Reorganization”). As a result of the Reorganization, Wild Earth became a wholly owned subsidiary of the Company and the Company had a total of 7,825,000 shares of common stock outstanding of which 6,500,000 or 83.1% were issued to the Wild Earth stockholders.  The Reorganization resulted in a change in control of the Company.  In connection with the closing of the Reorganization, the Company entered into a consulting agreement with Neil Blosch, the former president of the Company, pursuant to which he was to continue to manage the tanning salon operations and assist the Company in selling the tanning salon prior to the expiration of the tanning salon lease on September 30, 2013.

The transaction has been treated as a recapitalization of the Company and its subsidiaries, with the Company (the legal acquirer of Wild Earth and its subsidiaries) considered the accounting acquiree, and Wild Earth, whose management took control of the Company (the legal acquiree of the Company) considered the accounting acquirer. The Company did not recognize goodwill or any intangible assets in connection with the transaction. All costs related to the transaction are being charged to operations as incurred. The 6,500,000 shares of common stock issued in conjunction with the Reorganization have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented.

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 30, 2013, the Company completed the sale of all the assets and business known as “Sahara Sun Tanning” located at 87 E. State Road 73, Saratoga Springs, Utah, to LST Utah, LLC (“LST”), an unrelated third party, for a cash purchase price of $60,000.  The Company paid a broker’s fee of $10,000 to Coldwell Banker Commercial, which represented the Company in connection with the sale of the tanning salon business and the transaction with LST.  In connection with the transaction, LST acquired all the assets of the tanning salon business, including inventory and entered into a new lease with the landlord for the premises in which the business is located.  The Company has presented the tanning salon business statements of operations as discontinued operations for all periods.

Development Stage Activities and Operations:

Wild Earth has been in its initial stages of formation and for the period ended September 30, 2013 and had minimal revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Inventory:

Inventory is stated at the lower of cost determined by the first-in first-out (FIFO) method or market.  Inventory cost includes those costs directly attributable to the product before sale.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the periods ended September 30, 2013, all potentially dilutive securities are anti-dilutive due to the Company’s losses from continued operations.

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition:

The Company recognizes revenue from product sales at the time the purchase is made.

Income Taxes:

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

The effective income tax rate of 0% for the period ended September 30, 2013 and 2012 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective period.  For the period ended September 30, 2013 a tax benefit of approximately $56,586 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of September 30, 2013 the Company had net operating losses of approximately $151,000 resulting in a deferred tax asset of approximately $59,000.

The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Convertible Notes Payable – Related Party and Non-Related Party

In connection with the Reorganization as noted above, the Company amended and consolidated its outstanding promissory notes having an outstanding balance of principal and accrued interest in the amount of $78,112 as of April 22, 2013.  The Company issued new convertible promissory notes to the holders in exchange for their old notes which included the accrued and unpaid interest on the old notes through April 22, 2013 in the principal balance of the new notes.  In addition, the notes were amended to extend the maturity date from December 31, 2013 to May 31, 2016, provide that the principal (but not the interest) of the new notes is convertible into shares of the Company’s common stock at the rate 4.25% of the then issued and outstanding shares of the Company’s common stock for each $10,000 in principal converted, provide that the notes may not be prepaid, and make other changes as set forth in the new notes.  No payments were made by the Company or the note holders in connection with the amendment and consolidation of the old notes.   In connection with the Reorganization, the note holders of the Company sold convertible promissory notes having an aggregate principal balance of $68,112 as of April 22, 2013 to certain stockholders of Wild Earth in private transactions.   As of September 30, 2013, accrued interest related to the above mentioned notes was $2,756.

3.   Due to Related Parties

During the period ended September 30, 2013 the Company received several short-term advances from related parties and officers of the Company to cover operating expenses.  As of September 30, 2013, net advances to the Company were $150,977.

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Sahara Sun Sale

On September 30, 2013, the Company completed the sale of all the assets and business known as “Sahara Sun Tanning” located at 87 E. State Road 73, Saratoga Springs, Utah, to LST Utah, LLC (“LST”), to an unrelated third party, for a cash purchase price of $60,000.  The Company paid a broker’s fee of $10,000 to Coldwell Banker Commercial, which represented the Company in connection with the sale of the tanning salon business and the transaction with LST.  In connection with the transaction, LST acquired all the assets of the tanning salon business, including inventory and entered into a new lease with the landlord for the premises in which the business is located.

The sale was effected pursuant to an Offer for Purchase and Sale of Business and Assets (the “Sale Agreement”) made by LST on August 18, 2013, as amended by a counteroffer dated August 27, 2013 and Addendum No. 2 to the Sale Agreement dated September 30, 2013.  In connection with the transaction the parties entered into a mutual indemnification agreement dated as of September 27, 2013, and the Company and its president, David Tobias, entered into a five-year non-competition agreement with LST with respect to the counties of Davis, Salt Lake, Summit and Wasatch, Utah.

As previously reported in the current report on Form 8-K filed July 18, 2013, the Company entered into a consulting agreement dated as of July 12, 2013 with Neil Blosch, its former president, pursuant to which Mr. Blosch agreed to manage the tanning salon operations and assist the Company in selling the tanning salon prior to the expiration of the tanning salon lease on September 30, 2013.  Among other terms, the consulting agreement provided that upon the sale of the tanning salon, the proceeds from such sale would be applied first to pay Mr. Blosch an incentive bonus in the amount of $50,000; second to hold for the benefit of the Company the amount of any net loss incurred by the tanning salon (that is, operating costs the tanning salon was not able to pay from its income in its ordinary course of business) during the period from April 1, 2013 through the date of sale; third to pay the promissory note dated July 12, 2013 to Mr. Blosch and two former stockholders of the Company in the principal amount of $7,100 (the “July Note”); and fourth to pay 50% of the remaining sales proceeds (up to a maximum of an additional $25,000) to Mr. Blosch as an additional incentive bonus.  The consulting agreement provided that in the event the sales proceeds from the tanning salon were not adequate to pay the amounts listed above, the proceeds would be applied in the order of priority set forth above until they had been exhausted.  Pursuant to the terms of the consulting agreement, Mr. Blosch was paid an incentive bonus in the amount of $50,000, the amount of the net proceeds from the sale of the tanning salon, and the July Note was terminated in accordance with its terms and the principal amount of such note was treated as a contribution to capital by the note holders.

The table below represents the assets which were sold in the Sahara Sun sale and the resulting gain on the sale:
September 30, 2013
(Unaudited)

Sales Price:	$60,000

Inventory	1,018
Property and equipment, net	964
Total assets sold	1,982

Gain on sale of assets	$58,018

The Company has presented the tanning salon business statements of operations as discontinued operations.  The table below shows the results of discontinued operations related to the Tanning business and are included in the accompanying statement of operations for the three and nine months ended September 30, 2013.

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three and Nine Months Ended September 30, 2013

Revenue	$21,710

Cost of revenue	1,494

Gross profit	20,216

Operating expenses	104,514

Other income (expenses)
Gain on sale of assets	58,018

Income (loss) from discontinued operations	$(26,280)

5.   Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception. As reported in the financial statements, the Company has an accumulated deficit of $151,442. At September 30, 2013, the Company had total assets of $77,258 and liabilities totaling $305,053, and a working capital deficit of $234,058.

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

6.   Subsequent Events

On November 13, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name to “Cannabis Sativa, Inc.,” effective November 18, 2013.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Events

Agreement and Plan of Reorganization with Wild Earth Naturals, Inc.

As reported in our current report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC) on July 18, 2013, on July 12, 2013, Cannabis Sativa, Inc., formerly named Ultra Sun Corporation, a Nevada corporation (the “Company” or the “Registrant”), Ultra Merger Corp., a Nevada corporation (“Merger Corp.”) and Wild Earth Naturals, Inc., a Nevada corporation (“Wild Earth”) entered into an Agreement and Plan of Reorganization (the “ Reorganization Agreement”) pursuant to which the Company formed Merger Corp. as a new, wholly-owned subsidiary of the Company, Merger Corp. was merged into Wild Earth with Wild Earth continuing as the surviving corporation, and the Company issued 6,500,000 shares of its restricted common stock to the stockholders of Wild Earth in exchange for all the issued and outstanding shares of Wild Earth capital stock (the “Reorganization”). As a result of the Reorganization, Wild Earth became a wholly owned subsidiary of the Company and the Company had a total of 7,825,000 shares of common stock outstanding of which 6,500,000 or 83.1% were issued to the Wild Earth stockholders.  The Reorganization resulted in a change in control of the Company.

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

The Reorganization Agreement provided that Wild Earth would assume and be responsible for the Company’s operating expenses from and after April 1, 2013 and also provided that at closing certain of the Company’s stockholders would loan the Company the amount of $7,100 as payment of operating losses incurred by the Company during the first quarter of 2013, which would only be repaid under certain circumstances.  As reported herein, those circumstances did not occur, the Company has no further obligation with respect to repayment of the loan and the amount of the loan has been treated as a contribution to capital.

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

As reported in our current report on Form 8-K filed with the SEC on October 25, 2013, on September 30, 2013, the Registrant completed the sale of all the assets and business known as “Sahara Sun Tanning” located at 87 E. State Road 73, Saratoga Springs, Utah, to LST Utah, LLC (“LST”), an unrelated third party, for a cash purchase price of $60,000.  The Registrant paid a broker’s fee of $10,000 to Coldwell Banker Commercial, which represented the Registrant in connection with the sale of the tanning salon business and the transaction with LST.  In connection with the transaction, LST acquired all the assets of the tanning salon business, including inventory and entered into a new lease with the landlord for the premises in which the business is located.

The sale was effected pursuant to an Offer for Purchase and Sale of Business and Assets (the “Sale Agreement”) made by LST on August 18, 2013, as amended by a counteroffer dated August 27, 2013 and Addendum No. 2 to the Sale Agreement dated September 30, 2013.  In connection with the transaction the parties entered into a mutual indemnification agreement dated as of September 27, 2013, and the Registrant and its president, David Tobias, entered into a five-year non-competition agreement with LST with respect to the counties of Davis, Salt Lake, Summit and Wasatch, Utah.

As previously reported in the current report on Form 8-K filed with the SEC July 18, 2013, the Registrant entered into a consulting agreement dated as of July 12, 2013 with Neil Blosch, its former president, pursuant to which Mr. Blosch agreed to manage the tanning salon operations and assist the Registrant in selling the tanning salon prior to the expiration of the tanning salon lease on September 30, 2013.  Among other terms, the consulting agreement provided that upon the sale of the tanning salon, the proceeds from such sale would be applied first to pay Mr. Blosch an incentive bonus in the amount of $50,000; second to hold for the benefit of the Registrant the amount of any net loss incurred by the tanning salon (that is, operating costs the tanning salon was not able to pay from its income in its ordinary course of business) during the period from April 1, 2013 through the date of sale; third to pay the promissory note dated July 12, 2013 to Mr. Blosch and two former stockholders of the Registrant in the principal amount of $7,100 (the “July Note”); and fourth to pay 50% of the remaining sales proceeds (up to a maximum of an additional $25,000) to Mr. Blosch as an additional incentive bonus.  The consulting agreement provided that in the event the sales proceeds from the tanning salon were not adequate to pay the amounts listed above, the proceeds would be applied in the order of priority set forth above until they had been exhausted.  Pursuant to the terms of the consulting agreement, subsequent to September 30, 2013, Mr. Blosch was paid an incentive bonus in the amount of $50,000, the amount of the net proceeds from the sale of the tanning salon, and the July Note was terminated in accordance with its terms and the principal amount of such note was treated as a contribution to capital by the note holders.

Name Change

On November 13, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name to “Cannabis Sativa, Inc.,” effective November 18, 2013.  The action was described in the Schedule 14C Definitive Information Statement filed with the SEC on October 22, 2013.

General

The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial position and operating results during the periods included in the accompanying condensed financial statements. Except for the historical information contained herein, the matters set forth in this discussion are forward-looking statements.

Overview

We are in the business of developing, manufacturing, and selling plant-derived lotions, creams, and other formulations for human consumption.  The Company's market will include direct selling to retailers and consumers, and also to other companies under terms of licensing rights to product formulas.  We are in the development stage and have not yet begun our principal business operations.

Results of Operation

	Three Months Ended September 30, 2013	From the Date of Inception (April 9, 2013) through September 30, 2013
	(Unaudited)
Revenue	$109	$109
General and Administrative Expenses	(88,349)	(123,671)
Interest Expense	(1,600)	(1,600)
Loss from continued operations	(89,840)	(125,162)
Loss from discontinued operations	(26,280)	(26,280)
Net Loss	$(116,120)	$(151,442)

Comparative financial data for three and nine month periods ended September 30, 2012 is not included in this report because the Company was only recently incorporated in April 2013.

Revenue – The Company had immaterial revenues related to its ongoing operations for the periods ended September 30, 2013.

General and Administrative Expenses – The Company had general and administrative expenses of $88,349 for the three months ended September 30, 2013 and general and administrative expenses of $123,671 for the period from the date of inception (April 9,2013) through September 30, 2013.  General and administrative expenses consisted primarily of legal, accounting, rent and transfer agent fees.

Loss from Discontinued Operations – The Company generated a loss from discontinued operations of $26,280 for the periods ended September 30, 2013.  This activity relates to the Company’s tanning salon business which was sold on September 30, 2013 as discussed above.

Liquidity and Capital Resources

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

Forward-looking statements involve risks, uncertainties and assumptions.  These uncertainties and other factors include, but are not limited to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012 in Part I, Item 1A under the caption “Risk Factors” and in our current report on Form 8-K filed on July 18, 2013 in Item 2.01 under the caption “Risk Factors.” Actual results may differ materially from those expressed in the forward-looking statements.  You should understand that many important factors could cause our results to differ materially from those expressed in the forward-looking statements.  These factors include, without limitation, Wild Earth as a development stage business, the Company’s need for additional capital,, our regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to  integrate acquired companies and their assets and personnel into our business, our obligations to pay professional fees, and other economic conditions and increases in corporate maintenance and reporting costs.  Unless legally required, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Off Balance Sheet Arrangements

None

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2013, the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of our failure to timely file a current report on Form 8-K our disclosure controls and procedures as of September 30, 2013 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Subsequent to September 30, 2013, we established additional procedures to strengthen our disclosure controls and procedures, including the implementation of additional procedures to identify the actions that require disclosure on Form 8-K and the notification of our outside consultants before the actions are taken.  We believe these enhanced procedures will be adequate to cure the deficiencies in our disclosure controls and procedures that existed as of September 30, 2013.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 1A.	Risk Factors.

See the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013, and in Item 2.01 of our current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Reorganization with Wild Earth, on July 12, 2013, we issued an aggregate of 6,500,000 shares of our common stock to the eight stockholders of Wild Earth in exchange for their shares of Wild Earth common stock pursuant to the Reorganization Agreement.  Each of the stockholders represented that they were accredited investors or were sophisticated investors with sufficient experience in business and financial matters that they were capable of evaluating the merits and risks of an investment in the Registrant and that they could sustain the risk of loss of their entire investment.  No underwriter was involved in the foregoing transaction and the shares were issued by the Registrant directly to the Wild Earth stockholders. The shares were issued without registration under the Securities Act, in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering and on Rule 506 of Regulation D. The shares were sold without general advertising or solicitation, the stockholders acknowledged that they were acquiring restricted securities that had not been registered under the Securities Act and that were subject to certain restrictions on resale, and the certificates representing the shares were imprinted with the usual and customary restricted stock legend.  We filed a notice on Form D in connection with the issuance of shares in the Reorganization.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

On November 13, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation  with the Nevada Secretary of State to change its name to “Cannabis Sativa, Inc.,” effective November 18, 2013.  The action was described in the Schedule 14C Definitive Information Statement filed with the SEC on October 22, 2013.

Item 6.	Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

2.1	2	Agreement and Plan of Reorganization among Ultra Sun Corp., Ultra Merger Corp. and Wild Earth Naturals dated as of July 12, 2013	Incorporated by Reference(2)
2.2	2	Articles of Merger among Ultra Merger Corp. and Wild Earth Naturals, Inc. dated as of July 12, 2013	Incorporated by Reference(2)
2.3	2	Plan of Merger among Ultra Merger Corp. and Wild Earth Naturals, Inc. dated as of July 12, 2013	Incorporated by Reference(2)
3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Bylaws	Incorporated by Reference(1)
10.1	10	Consulting Agreement dated July 12, 2013 between Ultra Sun Corporation and Neil Blosch	Incorporated by Reference(2)
10.2	10	Promissory Note dated July 12, 2013	Incorporated by Reference(2)

10.3	10	Form of Convertible Promissory Notes dated as of April 22, 2013 and Schedule of Notes Beneficially Owned by Officers, Directors and Principal Stockholders as of July 15, 2013	Incorporated by Reference(2)
10.4	10	Offer for Purchase and Sale of Business and Assets Between LST Utah, LLC and the Registrant dated August 23, 2013 and related agreements	Incorporated by Reference(3)
10.5	10	Noncompetition Agreement among the Registrant, David Tobias and LST Utah, LLC dated as of September 27, 2013.	Incorporated by Reference(3)
31.1	31	Section 302 Certification of Principal Executive Officer	This Filing
31.2	31	Section 302 Certification of Principal Financial Officer	This Filing
32.1	32	Section 1350 Certification of Principal Executive Officer	This Filing
32.2	32	Section 1350 Certification of Principal Financial Officer	This Filing
101.INS**		XBRL Instance Document	This Filing
101.SCH**		XBRL Taxonomy Extension Schema	This Filing
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF**		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB**		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase	This Filing

(1)Incorporated by reference to Exhibits 3.01 and 3.02 of the Company’s Registration Statement on Form 10 filed January 28, 2009.
(2)Incorporated by reference to Exhibits 2.1 through 2.3 and 10.1 through 10.3 of the Company’s current report on Form 8-K filed July 18, 2013.
(3)Incorporated by reference to Exhibits 10.1 through 10.2 of the Company’s current report on Form 8-K filed October 25, 2013.
(4)XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.

Date:           November 19, 2013
By:  David Tobias
David Tobias, President
(Principal Executive Officer)

By:  Catherine Carroll
Catherine Carroll, Chief Financial Officer
(Principal Financial and Accounting Officer)