Form 10-K
period 2013-12-31
Cannabis Sativa, Inc.
filed 2014-04-15
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2013

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission File Number 000-53571

CANNABIS SATIVA, INC.
(Exact name of registrant as specified in charter) ULTRA SUN CORP. (Former name of registrant)

NEVADA	20-189270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1646 W. Pioneer Blvd., Suite 120 Mesquite, NV	89027
(Address of principal executive offices)	(Zip Code)

(702) 346-3906
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐    No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (22.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2013, based on the last reported closing price of $0.51 for the Company’s common stock on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the approximately 495,800 shares held by non-affiliates was $252,850.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 14, 2014, there were 11,714,071 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

CANNABIS SATIVA, INC., Formerly Ultra Sun Corp.
(A development stage company)

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2013

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to: the ability of the Company to locate a business opportunity for acquisition or participation by the Company; the terms of the Company’s acquisition of or participation in a business opportunity; the operating and financial performance of any business opportunity following its acquisition or participation by the Company and the risk factors described herein under the caption “Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

Part I

Item 1.  Description of Business

General

Cannabis Sativa, Inc., formerly named Ultra Sun Corporation was incorporated under laws of Nevada in November, 2005.  We conduct our operations through our wholly-owned subsidiary, Wild Earth Naturals, Inc., which was incorporated under the laws of Nevada in April, 2013.  Unless otherwise indicated, Cannabis Sativa, Inc. and Wild Earth Naturals, Inc. are referred to collectively herein as “we,” “us,” the “Company,” or the “Registrant.”

We are an herbal skin care products formulation and marketing company that plans to target the growing natural health care products market in the United States and abroad.

Corporate History

We were incorporated under the laws of Nevada in November 2005.   Our wholly-owned subsidiary, Wild Earth Naturals, Inc. (“Wild Earth”) was incorporated under the laws of Nevada in April, 2013 and was acquired by us in July 2013 in exchange for shares of our common stock.  The acquisition of Wild Earth resulted in a change of control of the Company and at or shortly after the closing of such acquisition, the persons designated by Wild Earth became the officers and directors of the Company.  From our inception through September 30, 2013 we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name “Sahara Sun Tanning.”  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business and on September 30, 2013 we sold the assets of the tanning salon business to a third party.

Our Business

We are an herbal skin care products formulation and marketing company that plans to target the growing natural health care products market in the United States and abroad.  We develop and manufacture high-quality, herbal based skin care products providing healthier choices to consumers.  In so doing, we intend to conduct ongoing research and product innovation to extract the maximum beneficial properties from the herbs we utilize.  We use specialized ingredient mixing processes to produce plant glycerite/mineral herbal blends and oil extractions, which we believe will be unique to the natural health products industry.  We work with skilled, experienced, professional herbalists and formulators to achieve high standards for our skin care products.  The ingredients for our  products are and will continue to be selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and efficacy.  We plan to control the quality of our products beginning at the formulation stage and continuing through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling.

Skin Garden Product Line

We are initially distributing and selling a natural, herbal based line of products called “The Skin Garden,” which includes the products described below.

Go Deep.  A deep penetrating healing salve that we believe reduces pain and inflammation when massaged into muscles, ligaments, tendons, and joints.  Solomon’s Root, a main ingredient in this formulation, is often referred to in the herbal industry as a “chiropractors assistant” because it is believed to act as an herbal adjuster for muscles, ligaments, tendons, and joints.  This formula also contains a number of essential oils which are designed to add antibacterial qualities and make the product useful for skin conditions such as Eczema and Psoriasis as well as for insect bites.  Hempseed oil is used in this formula to carry the ingredients into the dermis.

GDX (Go Deep EXTRA).  A deep penetrating pain relief ointment that we believe is useful in mitigating Migraine and Sinus headaches when applied to forehead, temples, and back of the neck.  GDX has been formulated with Black and Cayenne Pepper, which are believed to help increase circulation, and Camphor and Eucalyptus Oil which are believed to open sinus passages and relieve pressure on blood vessels in the head and neck.  Hempseed Oil is used in this formula to transport ingredients into the dermis.

Face Garden.  An antioxidant, moisturizing cream for the face.  The ingredients in this formula include DMAE, Vitamins Ester C, B5, Oils of Evening Primrose and Borage Seed, which are believed to firm the skin and reduce puffiness and wrinkles, while restoring the skin to a natural glow and supple appearance. Hempseed, Neem, and Jojoba Oils are added to lock in moisture.

Body Garden.  A moisturizing body lotion designed to relieve itchy dry skin and protect against sun damage.  The ingredients in this formula include Hempseed Oil, Green Tea, and Blue Green Algae. The organic herbs, essential oils, butters, and minerals used in “Body Garden” have been formulated to provide nutrition to the skin which we believe encourages the dermis to remain healthy or return to health.

Lip Garden.  An emollient balm containing Vitamin E and Hemp Butter that we believe can assist with healing of the lips while keeping them supple and moist.

Production

Our products are produced using ingredients that we believe to be readily available from several sources.  We purchase our raw materials from a number of different vendors.

Distribution and Marketing

During 2013, we were developing formulas for our proprietary products, perfecting our branding, and gathering our promotional and packaging materials which delayed our initial target distribution dates.  During 2014, we plan to execute several strategies designed to grow our business.  Our sales force will initially consist of dedicated sales professionals who are assigned to specific classes of trade and/or geographic territories. These sales professionals will work directly with retailers and distributors to increase knowledge of our products and general personal care benefits, solicit orders for our products, maximize our shelf presence, and provide related product sales assistance.

We plan to market our products using a mix of trade and consumer promotions; Internet, radio and print media advertising; and consumer education efforts.

Online/Retail

We  launched our website in August, 2013, employing high quality graphic artists and designers. We plan to use Search Engine Optimization technologies to attempt to gain first or early page search engine rankings, particularly on Google.  We are in the process of opening an online store on Amazon.com at this time.

Wholesale

In 2014, we plan to utilize Internet advertising, telephone and email campaigns, and trade show participation to generate sales leads and orders and to gain entry into leading health food stores and chains, as well as independent retailers throughout the U.S. and internationally.  No assurances can be given that we will be successful in such efforts.

Geographic Presence

We plan to distribute and sell our products primarily in North America/Europe and China/Asia Pacific.  To date we delivered products to California, Florida and Nevada in limited quantities.

Research and Development

It is through our internal research and development efforts and our relationships with outside research organizations and health care providers that we can provide what we believe to be some of the highest quality skin care products in the industry.  Our research and development efforts will be focused on developing and providing high quality herbal skin care products. Our research and development activities will include developing products that are new to the industry, updating existing formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing international markets. Our R&D activities are led by David Tanner, whose previous experience includes an executive position with Earth Science, a subsidiary of Nature’s Sunshine Products, and the founder of Apple-A-Day, one of the first companies in the industry to successfully combine trace mineral complexes with essential oils.  Mr. Tanner is a formulator and is skilled in developing herbal tinctures, essential oils, trace minerals and mono-atomic high spin element combinations.  Mr. Tanner has developed five formulas in the last year that presently make up our product line.  We anticipate that additional research and development activities will include the following:

• Identify and research combinations of nutrients that may be candidates for new products;
• Introduce new ingredients for use in supplements;
• Study the metabolic activities of existing and newly identified ingredients;
• Enhance existing products, as new discoveries in skin care are made;
• Formulate products to meet diverse regulatory requirements across all of our markets;
• Investigate processes for improving the production of our formulated products; and
• Investigate activities of natural extracts and formulated products in laboratory and clinical settings

Intellectual Property

We currently hold a patent covering the manufacturing process of a hemp type silk.  We believe that this proprietary technology may be a source of future licensing revenues, although no assurances can be given that we will be successful in entering into a license or licenses with respect to such technology.  We are in the final stages of the application process for trademarks on the name and stylized branding of “Wild Earth Naturals”.  No assurance can be given that such steps will provide sufficient protection against potential competitors and we may be unable to successfully assert our intellectual property rights or these rights may be invalidated, circumvented or challenged.  Any such invalidity, particularly with respect to our product names, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on our business.

Employees

We currently have two employees each of whom is an officer of the Company.  Wild Earth currently has one employee who conducts its research and development activities.  Our employees are not represented by unions and we consider our relationship with our employees to be good.

Facilities

Our office, warehouse and manufacturing facility is located at 1646 W. Pioneer Blvd., Suite 120, Mesquite, Nevada.  We lease such facility pursuant to a lease dated as of August 1, 2013.  The lease was for an initial term of six months but has been extended by us for an additional 12 month period.  The leased space initially consisted of 908 square feet of space but was expanded by an additional 1,631 square feet for a total of 2,539 square feet.  The rent for the space was originally $681 per month but has been increased to $1,392 per month. We are also obligated to pay monthly common area and maintenance fees in the amount of $0.10 per square foot of leased space. We believe this facility will be adequate for our needs for the next twelve months. We have been advised that the interest of our landlord in such premises is in foreclosure and we have withheld rent payments pending resolution of that action.

Competition

The market for the sale of herbal skin care products is highly fragmented and competitive. We believe that competition is based principally upon price, quality, and efficacy of products, customer service, brand name and marketing and trade support, and successful new product introductions.

Our competition includes numerous skin care companies that are highly fragmented in terms of geographic market coverage, distribution channels, and product categories.  In addition, large pharmaceutical companies compete with us in the skin care market.  These companies and certain large entities have broader product lines and larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  Among our more prominent competitors are: Earthly Body, Burt’s Bees, Melaleuca and Clarins, all of which have substantially longer track records and greater financial resources and operating efficiencies than do we.  There can be no assurance that we will be able to compete effectively in the market.

Many companies within the industry are privately held. Therefore, we are unable to assess the size of all of our competitors. As the personal care industry continues to evolve, we believe retailers will align themselves with suppliers who are financially stable, market a broad portfolio of products and/or well-known brands, provide quality assurance, and offer superior customer service. We believe that we will be able to compete favorably with other personal care companies on the basis of our planned levels of customer service, competitive pricing, sales and marketing support and quality of our product lines.  However, as a newly formed company with limited capital resources, we believe will be at a competitive disadvantage until such time as we develop a broad portfolio of products that are known and accepted in the industry and we are able to demonstrate a history of financial stability.

Regulation

Our skin care products are subject to a number of federal, state and local laws, rules and regulations.  We are required to manufacture our products in accordance with the Good Manufacturing Practices guidelines and we are also subject to regulations relating to employee safety, working conditions, protection of the environment, and other items.  Changes in such laws, rules and regulations or the recall of any product by a regulatory authority, could have a material adverse effect on our business and financial condition.

Acquisition of Wild Earth

On July 12, 2013, we entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated as of July 12, 2013, with Ultra Merger Corp., a Nevada corporation (“Merger Corp.”), and Wild Earth Naturals, Inc., a Nevada corporation (“Wild Earth”) pursuant to which we formed Merger Corp. as a new, wholly-owned subsidiary, Merger Corp. was merged into Wild Earth with Wild Earth continuing as the surviving corporation,  and we issued 6,500,000 shares of our restricted common stock to the stockholders of Wild Earth in exchange for all the issued and outstanding shares of Wild Earth capital stock (the “Reorganization”). As a result of the Reorganization, Wild Earth became our wholly owned subsidiary and we had a total of 7,825,000 shares of common stock outstanding, of which 6,500,000 or 83.1% were held by the Wild Earth stockholders.  The Reorganization resulted in a change in control of the Company.

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

Sale of Tanning Salon Assets

On September 30, 2013, we completed the sale of all the assets and business known as “Sahara Sun Tanning” located at 87 E. State Road 73, Saratoga Springs, Utah, to LST Utah, LLC (“LST”), an unrelated third party, for a cash purchase price of $60,000.  We paid a broker’s fee of $10,000 to a licensed business broker who represented us in connection with the sale of the tanning salon business and the transaction with LST.  In connection with the transaction, LST acquired all the assets of the tanning salon business, including inventory and entered into a new lease with the landlord for the premises in which the business is located.

The sale was effected pursuant to an Offer for Purchase and Sale of Business and Assets (the “Sale Agreement”) made by LST on August 18, 2013, as amended by a counteroffer dated August 27, 2013 and Addendum No. 2 to the Sale Agreement dated September 30, 2013.  In connection with the transaction, the parties entered into a mutual indemnification agreement dated as of September 27, 2013, and the Registrant and its president, David Tobias, entered into a five-year non-competition agreement with LST with respect to the counties of Davis, Salt Lake, Summit and Wasatch, Utah.

The foregoing summary of the Sale Agreement is qualified in its entirety by reference to the Sale Agreement, counter offer and amendments thereto, copies of which are included as an exhibit to this report.

We entered into a consulting agreement dated as of July 12, 2013 with Neil Blosch, our former president, pursuant to which Mr. Blosch agreed to manage the tanning salon operations and assist us in selling the tanning salon prior to the expiration of the tanning salon lease on September 30, 2013.  Among other terms, the consulting agreement provided that upon the sale of the tanning salon, the proceeds from such sale would be applied first, to pay Mr. Blosch an incentive bonus in the amount of $50,000; second, to hold for  our benefit the amount of any net loss incurred by the tanning salon (that is, operating costs the tanning salon was not able to pay from its income in its ordinary course of business) during the period from April 1, 2013 through the date of sale; third, to pay the promissory note dated July 12, 2013 to Mr. Blosch and two stockholders in the principal amount of $7,100 (the “July Note”); and fourth, to pay 50% of the remaining sales proceeds (up to a maximum of an additional $25,000) to Mr. Blosch as an additional incentive bonus.  The consulting agreement provided that in the event the sales proceeds from the tanning salon were not adequate to pay the amounts listed above, the proceeds would be applied in the order of priority set forth above until they had been exhausted.  Pursuant to the terms of the consulting agreement, Mr. Blosch was paid an incentive bonus in the amount of $50,000, the amount of the net proceeds from the sale of the tanning salon, and the July Note was terminated in accordance with its terms and the principal amount of such note was treated as a contribution to capital by the note holders.

Convertible Promissory Notes

In connection with the Reorganization, on July 12, 2013 we amended and consolidated our outstanding promissory notes having an outstanding balance of principal and accrued interest in the amount of $78,112 as of April 22, 2013, the interest calculation date.  We issued new convertible promissory notes to the holders in exchange for their old notes which included the accrued and unpaid interest on the old notes through April 22, 2013 in the principal balance of the new notes.  In addition, the notes were amended to extend the maturity date from December 31, 2013 to May 31, 2016, provide that the principal (but not the interest) of the new notes is convertible into shares of our common stock at the rate 4.25% of the then issued and outstanding shares of our common stock (on a fully diluted basis and after giving effect to such conversion) for each $10,000 in principal converted, provide that the notes could not be prepaid, and make other changes as set forth in the new notes.  No payments were made by the Company or the note holders in connection with the amendment and consolidation of the old notes.  In connection with the Reorganization, the note holders of the Company sold convertible promissory notes having an aggregate principal balance of $68,112 as of April 22, 2013 to certain stockholders of Wild Earth in private transactions.

At December 31, 2013, we recognized a derivative liability for the conversion feature of the convertible promissory notes as an embedded derivative in the amount of $32,309,105.  The derivative liability was recorded on the balance sheet and a loss on derivative liability was recorded on the income statement.  Subsequent to December 31, 2013, during the first fiscal quarter of 2014 all outstanding convertible notes having an aggregate principal balance in the amount $78,112 were converted into 3,889,071 shares of our common stock.  The conversions resulted in the cancellation of the Company’s convertible notes, the remaining discount on those notes and the associated $32,309,105 derivative liability related to the notes.

Memorandum of Agreement with Kush, Inc.

We previously entered into a Memorandum of Binding Agreement (the “Memorandum”) with Steven Kubby (“Kubby”) and Kush, Inc. (“Kush”), dated as of January 1, 2014, which generally provided that: (i) the Company’s board of directors would appoint Kubby as CEO of the Company for a salary of $5,000 per month for a minimum period of three years and a signing bonus of $60,000 payable no later than February 1, 2014 by the issuance of three post-dated checks; (ii) Kush would grant the Company an exclusive license to a pending patent application for what Kush believes to be a unique strain of cannabis known as the CTA strain (the “CTA Strain”) for a period of 50 years in consideration for the issuance of shares of the Company’s common stock having a value of $1,000,000 (valued at $1.25 per share).  In addition the Company would have the option to acquire 100% of Kush in exchange for additional shares of the Company’s common stock having a value of $1,000,000 (based on the value of the stock at the last trade at closing on the date Kush supplied audited financial statements to the Company); (iv) the Company would pay all expenses associated with the prosecution of the patent application and use its best efforts to obtain revenues from the CTA Strain; (v) the net income generated by the Company from the exclusive use of the CTA Strain would be shared among Kush and the Company with 30% allocated to Kush and 70% allocated to the Company, and (vi) at the request of either party, the parties would enter into mutually acceptable sub-agreements with respect to the subject matter of the Memorandum.  The foregoing summary of the Memorandum is qualified in its entirety by reference to the Memorandum, a copy of which is included as an exhibit to this report.

We are continuing our negotiations with Kubby and Kush, Inc.  However, to date we have not entered into any definitive agreements and Kubby has not been appointed as an officer of the Company.   No assurances can be given that the transactions contemplated by the Memorandum will be consummated or that a patent for the CTA Strain will ever be issued.

If we should be successful in acquiring a license for the CTA Strain and/or in acquiring ownership of Kush, it is anticipated that we would encounter a complex web of Federal and state regulations that are evolving at a rapid rate.  Marijuana is currently classified as a Schedule I controlled substance under the Controlled Substances Act  (U.S.C. Section 811) which generally means that Congress has determined that marijuana is a dangerous drug and that the illegal distribution and sale of marijuana is a serious crime.  The Controlled Substances Act does not recognize the differences between medical and recreational uses of marijuana and all uses are prohibited.  On the other hand several states have legalized various aspects of marijuana manufacture and distribution, although such activities are subject to stringent licensing and regulation which vary from state to state.  In many states there exists a clear conflict between Federal and state law which has yet to be resolved.  As a result of the foregoing, we can give no assurances that a patent for the CTA strain will ever be issued, that we will ever become licensed to grow or manufacture the CTA Strain or that we will ever be able to generate income from the sale of products derived from the CTA Strain.

Item 1A.  Risk Factors

The financial condition, business, operations, and prospects of the Company involve a high degree of risk.  You should carefully consider the risks and uncertainties described below, which constitute material risks relating to the Company, and the other information in this Report.  If any of the following risks are realized, the Company’s business, operating results and financial condition could be harmed and the value of the Registrant’s stock could suffer.  This means that investors and stockholders of the Registrant could lose all or a part of their investment. Prospective investors are cautioned not to make an investment in our stock unless they can afford to lose their entire investment.

Our cash reserves are not sufficient to pay the amounts owing on outstanding obligations.

At December 31, 2013 we had $32,514,948 in current liabilities (including the non-cash $32,309,105 derivative liability for the conversion feature of our convertible promissory notes) and a working capital deficit of $32,494,332.  We do not have sufficient cash on hand to pay our current liabilities. The Company’s  failure to pay its obligations would have a material adverse effect on the Company, including the possibility of the Company ceasing to conduct operations. During the quarter ended March 31, 2014, the $78,112 in principal amount of the convertible notes was converted into 3,889,071 shares of the Company’s common stock.  The conversions resulted in the cancellation of the Company’s convertible notes, the remaining discount on those notes and the associated $32,309,105 derivative liability related to the notes.

Our financial statements contain a going concern qualification indicating that we do not have the necessary working capital for our planned activity which raises doubts about our ability to continue as a going concern.

The Company’s annual audited financial statements contain a going concern qualification and a footnote to the financial statements indicates that the Company has incurred significant, cumulative net losses since inception, that it has an accumulated deficit of $32,545,372, total assets of $27,312, liabilities totaling $32,531,837 and a working capital deficit of $32,494,332, which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that the Company will be able to obtain the additional debt or equity capital required in order to continue its operations on terms acceptable to it or at all.

Risks Relating to Our Business

We have only recently launched our herbal skin care products business and there can be no assurance that such business will be profitable.

We shipped our first orders of our herbal skin care products in March of 2014, and there can be no assurance that such business will be profitable.  Our business will involve the launch of products that are new to the market and there can be no assurance that such products will receive acceptance in the market or that such products will be able to be sold in quantities sufficient to provide us with an operating profit.

We will require substantial additional equity or debt financing to successfully implement our business plan and our failure to obtain such financing could delay or curtail our operations.

We must obtain substantial additional equity or debt financing in order to implement our business plan and manufacture and market our herbal skin care products.   We have not entered into any agreements or arrangements for the provision of such additional financing, and no assurance can be given that such financing will be available on terms acceptable to us or at all.

Our wholly-owned operating subsidiary has a limited operating history and it is difficult to evaluate its business.

Wild Earth was only recently incorporated in April 2013 and does not have an established history of operations.  As such, we face all the risks inherent in a new business and there can be no assurance we will be successful and/or profitable. Our entry into the herbal skin care products industry and our lack of a significant operating history makes it difficult to evaluate the risks and uncertainties we face. Our failure to address these risks and uncertainties could cause our business results to suffer.

Unfavorable publicity or consumer perception of our products or any similar products distributed by other companies could have a material adverse effect on our business and financial condition.

We believe our product sales will be highly dependent on consumer perception of the safety, quality and efficacy of our products as well as similar or other herbal skin care products distributed and sold by other companies. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention, and other publicity including publicity regarding the legality, safety or quality of particular ingredients or products or the herbal skin care market in general.  From time to time, there is unfavorable publicity, scientific research or findings, litigation, regulatory proceedings and other media attention regarding our industry.  There can be no assurance that future publicity, scientific research or findings, litigation, regulatory proceedings, or media attention will be favorable to the herbal skin care market or any particular product or ingredient, or consistent with earlier publicity, scientific research or findings, litigation, regulatory proceedings or media attention.  Adverse publicity, scientific research or findings, litigation, regulatory proceedings or media attention, whether or not accurate, could have a material adverse effect on our business and financial condition.  In addition, adverse publicity, reports or other media attention regarding the safety, quality, or efficacy of our products or ingredients or herbal skin care products or ingredients in general, or associating the use of our products or ingredients in general with illness or other adverse effects, whether or not scientifically supported or accurate, could have a material adverse effect on our business and financial condition.

We are subject to the risk of product liability claims and the loss of any such claim in excess of our insurance coverage could have a material adverse effect on our business and financial condition.

As a manufacturer and distributor of products for topical application, we will be subject to the inherent risk of product liability claims and litigation.  Additionally, the manufacture and sale of these products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination.  We carry product liability insurance on our products in amounts we believe adequate but no assurance can given that our coverage will continue to be available at acceptable prices or that such coverage will be adequate in scope and coverage to protect us from product liability claims.

Our business is subject to intellectual property risks.

We plan to apply for patent protection for most of our products.  Because the labeling regulations applicable to our herbal skin care products require that the ingredients be listed on product containers, we believe that patent protection is practical to differentiate ourselves in the product marketplace given the large number of manufacturers who produce herbal supplements having many active ingredients in common.  We also plan to enter into confidentiality agreements with our employees who are involved in research and development activities in sensitive areas. Additionally, we will attempt to obtain trademark and trade dress protection for our products.  However, there can be no assurance that our efforts to obtain trademarks will be successful nor can there be any assurance that third-parties will not assert claims against us for infringement of their intellectual property rights.  If an infringement claim is asserted, we may be required to obtain a license of such rights, pay royalties on a retrospective or prospective basis, or terminate our manufacturing and marketing of any infringing products.  Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business and financial condition.

Our failure to comply with existing or new regulations, both in the United States and abroad, or an adverse action regarding product formulation, claims or advertising could have a material adverse effect on our business and financial condition.

Our business operations, including the formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products, are subject to regulation by various, federal, state and local government entities and agencies, potentially including the FDA and FTC in the United States as well as foreign entities and agencies.  We could be subjected to challenges to our marketing, advertising or product claims in litigation or governmental, administrative or other regulatory proceedings.  Failure to comply with applicable regulations or withstand such challenges could result in changes in product labeling, packaging, or advertising, product reformulations, discontinuation of our product by retailers, loss of market acceptance of the product by consumers, additional record keeping requirements, injunctions, product withdrawals, recalls, product seizures, fines, monetary settlements or criminal prosecution.  Any of these actions could have a material adverse effect on our business and financial condition.

We depend on our officers and the loss of their services would have an adverse effect on our business.

We have two employees, both of whom are officers of the Company, and one employee of Wild Earth.  We are dependent on our officers, particularly our president, to operate our business and the loss of such person would have an adverse impact on our operations until such time as he could be replaced, if he could be replaced.  We do not have employment agreements with our officers and we do not carry key man life insurance on their lives.  (See “Management.”)

Because we are significantly smaller than the majority of our competitors, we may lack the resources needed to capture market share

The herbal skin care industry is highly competitive and is affected by changes in consumer tastes, as well as national, regional and local economic conditions and demographic trends.  Our sales can be affected by changes in consumer tastes and practices, the popularity of herbal products in general, and the type, price and quality of competing herbal skin care products available in the marketplace. The herbal skin care products industry is extremely competitive with respect to price, quality, efficacy and customer service. We compete with a variety of other manufacturers of herbal and other skin care products including national and regional companies with name brand recognition who manufacture more than just a single product or product line. Most of our competitors have been in existence longer and have a more established market presence and substantially greater financial, marketing and other resources than do we. New competitors may emerge and may develop new or innovative herbal skin care products that compete with our products. No assurance can be given that we will be able to compete successfully in the herbal skin care industry.

Risks Relating to Our Common Stock

Our common stock is quoted on the OTC Bulletin Board.  The market for our stock has been extremely volatile and has been characterized by large swings in the trading price that do not appear to be directly related to our business or financial condition.  As a result an investment in our common stock must be considered to be extremely risky and there can be no assurance that the price for our stock will not decrease substantially in the future.

Our common stock is quoted on the OTC Bulletin Board.  The market for our stock has been extremely volatile and has been characterized by large swings in the trading price that do not appear to be directly related to our business or financial condition.  As a result an investment in our common stock must be considered to be extremely risky and there can be no assurance that the price for our stock will not decrease substantially in the future.

If our stock trades below $5.00 per share it is subject to special sales practice requirements that could have an adverse impact on any trading market that may develop for our stock

If our stock trades below $5.00 per share it is subject to special sales practice requirements applicable to “penny stocks” which are imposed on broker-dealers who sell low-priced securities of this type.  These rules may be anticipated to affect the ability of broker-dealers to sell our stock, which may in turn be anticipated to have an adverse impact on the market price for our stock if and when an active trading market should develop.

Our officers, directors and principal stockholders own a large percentage of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters

As of April 14, 2014, our officers, directors and principal stockholders were deemed to the beneficial owners of approximately 89% of our issued and outstanding shares of common stock.  As a result, such persons are able to determine the outcome of any actions taken by us that require stockholder approval.  For example, they will be able to elect all of our directors and control the policies and practices of the Registrant.

We do not anticipate paying dividends in the foreseeable future

We have never paid dividends on our stock. The payment of dividends, if any, on the common stock in the future is at the discretion of the board of directors and will depend upon our earnings, if any, capital requirements, financial condition and other relevant factors. The board of directors does not intend to declare any dividends on our common stock in the foreseeable future.

We have only three directors and they are not independent directors, which means our board of directors may be influenced by the concerns, issues or objectives of management to a greater extent than would occur with a number of independent directors

We have three directors, none of whom is considered an independent director.  As a result, our board of directors may be influenced by the concerns, issues or objectives of management to a greater extent than would occur with independent board members. In addition, we do not have the benefit of having persons independent of management review, comment and direct our corporate strategies and objectives and oversee our reporting processes, our disclosure controls and procedures and our internal control over financial reporting.

We have the ability to issue additional shares of common stock without stockholder approval

We are authorized to issue up to 45,000,000 shares of common stock.  To the extent of such authorization, the officers of the Company have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as they believe to be sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the Company’s current stockholders.   The Company is also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors.  To the extent of any authorizations, such designations may be made without stockholder approval. The designation and issuance of a series of preferred stock in the future could create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.

The shares of common stock available for sale in the future could adversely affect the market price for our common stock.

All of the 11,714,071 shares outstanding are freely tradable if held by non-affiliates or eligible for resale under Rule 144 promulgated under the Securities Act of 1933, as amended, if held by affiliates.  Sales of substantial amounts of this common stock in the public market could adversely affect the market price for our common stock.

We may not be able to continue to absorb the costs of being a public company

As a reporting company under the Exchange Act, we are required to file quarterly, annual and current reports with the SEC, to prepare unaudited interim financial statements and annual audited financial statements, to periodically review our disclosure controls and our control over internal financial accounting, and otherwise to comply with the applicable provisions of the Sarbanes-Oxley Act of 2002 and the provisions of Federal and state law applicable to public companies.  Our status as a publicly reporting company results in significant additional costs, primarily in the form of legal and accounting fees and there is no assurance that we will be able to continue to absorb the costs of being a public reporting company or that such costs will not have a material adverse effect on our results of operations and financial condition.  In addition, if our stock should ever become listed on a national stock exchange, we will incur additional costs in complying with the requirements of such exchange.

We are required to establish and maintain acceptable internal controls related to financial reporting which is difficult, time consuming and expensive

As a public reporting company, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Such controls will be reviewed by our independent registered public accounting firm in connection with the annual audit of our financial statements.  Since we do not have employees with the requisite accounting expertise or experience or an internal audit or accounting group, we will need to rely on consultants and other outside experts to assist us in establishing and maintaining internal control over financial reporting which is anticipated to be expensive.  There is no assurance that our controls will be free from material weaknesses.

Item 1B.  Unresolved Staff Comments.

Not Applicable.  The Company is a “smaller reporting company.”

Item 2.  Properties.

Our office, warehouse and manufacturing facility is located at 1646 W. Pioneer Blvd., Suite 120, Mesquite, Nevada.  We lease such facility pursuant to a lease dated as of August 1, 2013.  The lease was for an initial term of six months but has been extended by us for an additional 12 month period.  The leased space initially consisted of 908 square feet of space but was expanded by an additional 1,631 square feet for a total of 2,539 square feet.  The rent for the space was originally $681 per month but has been increased to $1,392 per month.  We are also obligated to pay monthly common area and maintenance fees in the amount of $0.10 per square foot of leased space. We believe this facility will be adequate for our needs for the next twelve months. We have been advised that the interest of our landlord in such premises is in foreclosure and we have withheld rent payments pending resolution of that action.

Item 3.  Legal Proceedings.

We are not a party to any material legal proceedings and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted in the over-the-counter market on the OTC Bulletin Board under the trading symbol “CBDS.”  However, quotations for the stock during the 2013 and 2012 years were limited and sporadic and there was no active trading market for our stock.

On April 9, 2014, the closing inside quotations for our common stock on the OTC Bulletin Board were $7.05 bid and $7.10 asked.

Holders of Record

At April 14, 2014, there were approximately 15 holders of record of our common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

No Dividends

No dividends have ever been paid on our securities, and we have no current plans to pay dividends in the foreseeable future.

Convertible Promissory Notes

As of December 31, 2013, there were outstanding convertible promissory notes in the aggregate principal amount of $78,112.50.  Such notes accrued interest at the rate of 8% per annum and were due and payable on May 31, 2016.  The principal amount of such notes (but not the interest) was convertible into shares of our common stock at the rate of 4.25% of the issued and outstanding shares of our common stock on the date of conversion (on a fully diluted basis and after giving effect to such conversion) for each $10,000 in principal converted.  The notes were not subject to prepayment.  At December 31, 2013, we recognized a derivative liability for the conversion feature of the convertible promissory notes as an embedded derivative in the amount of $32,309,105.  The derivative liability was recorded on the balance sheet and a loss on derivative liability was recorded on the income statement.  Subsequent to December 31, 2013, during the first fiscal quarter of 2014 all outstanding convertible notes having an aggregate principal balance in the amount $78,112 were converted into 3,889,071 shares of our common stock.  The conversions resulted in the cancellation of the Company’s convertible notes, the remaining discount on those notes and the associated $32,309,105 derivative liability related to the notes.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Transfer Agent

Colonial Stock Transfer Co., Inc., 66 Exchange Place, Suite 100, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

On July 12, 2013, we issued an aggregate of 6,500,000 shares of our common stock to the eight stockholders of Wild Earth in exchange for their shares of Wild Earth common stock pursuant to the Reorganization Agreement.  Each of the stockholders represented that they were accredited investors or were sophisticated investors with sufficient experience in business and financial matters that they were capable of evaluating the merits and risks of an investment in the Company and that they could sustain the risk of loss of their entire investment. We filed a notice on Form D in connection with the reorganization.  No underwriter was involved in the foregoing transaction and the shares were issued by the Company directly to the Wild Earth stockholders. The shares were issued without registration under the Securities Act, in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering and on Rule 506 of Regulation D. The shares were sold without general advertising or solicitation, the stockholders acknowledged that they were acquiring restricted securities that had not been registered under the Securities Act and that were subject to certain restrictions on resale, and the certificates representing the shares would be imprinted with the usual and customary restricted stock legend.

As noted above under the caption “Convertible Promissory Notes,” during the first fiscal quarter of 2014, we issued 3,889,071 shares of our common stock upon the conversion of convertible promissory notes in the aggregate principal amount of $78,112.50.  The shares were issued without registration under the Securities Act, in reliance on exemptions from the registration requirements of the Securities Act. The certificates representing the shares were imprinted with the usual and customary restricted stock legends.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2013 fiscal year.

Special Sales Practice Requirements with Regard to “Penny Stocks”

To protect investors from patterns of fraud and abuse that have occurred in the market for low priced securities commonly referred to as “penny stocks,” the SEC has adopted regulations that generally define a “penny stock” to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our stock is subject to the “penny stock” regulations during periods in which the price is below $5.00 per share.  During any such periods, broker-dealers selling our common stock are subject to additional sales practices when they sell our stock to persons other than established clients and “accredited investors.”  For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination, receive the purchaser’s written consent to the transaction and deliver a risk disclosure document relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative taking the order, current quotations for the securities and, if applicable, the fact that the broker-dealer is the sole market maker and the broker-dealer’s presumed control over the market.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Such “penny stock” rules may restrict trading in our common stock and may deter broker-dealers from effecting transactions in our common stock.

Item 6.  Selected Financial Data

Not Applicable.  The Company is a “smaller reporting company.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the year ended December 31, 2013.

Our accounting policies are more fully described in Note 1 of the audited financial statements. As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual differences could differ from these estimates under different assumptions or conditions. The Company believes that the following addresses its most critical accounting policies.

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

Plan of Operation

We are currently engaged in the operation of developing natural skin care and topical pain management formulas and fulfilling and shipping orders to both wholesale and retail customers. We believe that the natural skin care business is a growing sector and that we can gain increased market share. Subject to the availability of additional capital, we hope to expand by increased marketing efforts, specifically vending at major industry trade shows.

We believe that we can develop an additional following as a spa brand that can be profitable and providing a steady income stream. We believe that we have developed a product appearance and product category that can be expanded  across the country. This expansion will require additional capital and given current economic conditions may require we seek equity investments instead of relying solely on debt financing.

It is our goal to develop more products and then be able to expand them into our own line of products that we can sell to wholesale clients and retail customers. We have already been focusing on up-selling clients and found sufficient receptiveness to the product sales that we believe it can become a revenue channel for us. We believe with increased successful marketing efforts, we can purchase in bulk at reduced prices and receive better profit margins from natural skin care product sales.

Our future success will be dependent on our ability to open new markets. We have been looking for trade shows that fit our parameters and we believe we can obtain sufficient debt financing for the next two to three shows but beyond that number we will need to have additional equity infusions. Debt financing may require guarantees from current management who have indicated a willingness to continue to provide personal guarantees for initial planned expansion.

As we look to expand operations, we face many challenges including the current economic environment which has made it difficult, if not impossible, for companies our size and with our financial position to obtain debt financing from banks. Consumers have been reducing expenditures and although we cannot yet determine if it will significantly affect our current operations, it is likely, if the economy continues in its current state that our business will be negatively affected. It will be important as we look to expand to be able to raise additional capital either through existing shareholders and management or through outside sources. Future capital raises will likely result in significant dilution to current investors and it is uncertain that we will be able to raise any new capital, particularly in light of the current economic conditions. Without additional capital, we will not be able to expand our own line of natural skin care products nor expand operations. This inability to expand will restrict our ability to be profitable and increase revenue.

Results of Continuing Operations

For the period ended December 31, 2013, we had minimal revenues attributable to continuing operations.  As such, we incurred minimal costs of revenue for the year ended December 31, 2013.

Increasing the revenue will require additional marketing dollars. Currently, we have not focused on marketing and have relied on contacts and word of mouth.

The Company had general and administrative expenses of $185,218 for the period from the date of inception (April 9, 2013) through December 31, 2013.  General and administrative expenses primarily consisted of  professional fees, consulting expenses and payroll expenses.

Interest expense for the period ended December 31, 2013 totaled $18,815.  Interest expense was comprised of $12,666 amortization of the Company’s note discount related to its convertible debt, $3,089 of interest expense related to the Company’s convertible debt and $3,060 in imputed interest on amounts due to related parties.

The Company incurred a loss on change of fair value of derivative instrument of $32,309,105 for the period ended December 31, 2013.  This charge was related to the conversion feature of the Company’s convertible notes payable outstanding as of December 31, 2013 as an embedded derivative.  The derivative value was calculated using the actual conversion prices and share issuances that took place during the quarter ended March 31, 2014.  Subsequent to December 31, 2013, during the first fiscal quarter of 2014 all outstanding convertible notes having an aggregate principal balance in the amount $78,112 were converted into 3,889,071 shares of our common stock.  The conversions resulted in the cancellation of the Company’s convertible notes, the remaining discount on those notes and the associated $32,309,105 derivative liability related to the notes.  At March 31, 2014, the Company has no additional convertible instruments outstanding.

The Company generated a loss from discontinued operations of $32,178 for the period ended December 31, 2013.  This activity relates to the Company’s tanning salon business which was sold on September 30, 2013 as discussed above and includes a $58,018 gain on the sale of the business.

Seasonality and Cyclicality

Our natural skin care product line is anticipated to receive steady business throughout the year, but we project our busiest seasons in the winter and summer months. We would anticipate this trend to continue. This could be impacted by vending at major trade shows at other times.

Liquidity and Capital Resources

As of December 31, 2013 we had cash on hand of $14,863 and negative working capital of $32,494,332.  Excluding the derivative liability outstanding as of December 31, 2013, we had negative working capital of $185,227.  Part of the reason for our working capital deficit is we had to borrow funds to cover our start-up costs and operating short-falls. We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management or existing shareholders. We are hopeful in future quarters that our working capital deficit will be reduced further as we continue to pay off debt but will be dependent on the economy improving and consumers starting to spend again.

We have had to rely on short-term funding from management or shareholders in the past and there can be no assurance that such persons will continue to provide funding in the future. We will have to seek additional capital if we try and expand our operations through private labeling of products or by opening new salons and we may require additional capital in order to continue our operations if we are unable to obtain loans from our management or shareholders. We will probably seek additional equity financing if we seek additional capital but at this time, the exact amounts are unknown.  Future expansion will be dependent on additional capital which most likely would cause dilution to current shareholders. As such, we do not anticipate that we have sufficient revenues to fund ongoing operations and that additional capital will be required in order to continue our operations. For the immediate needs of our current operation, we anticipate continuing to fund operations through management and shareholder loans. There can be no assurance that management and shareholders will continue to loan the Company funds.

Subsequent to December 31, 2013, during the first fiscal quarter of 2014 all outstanding convertible notes having an aggregate principal balance in the amount $78,112 were converted into 3,889,071 shares of our common stock.  The conversions resulted in the cancellation of the Company’s convertible notes, the remaining discount on those notes and the associated $32,309,105 derivative liability related to the notes.

As we move to expand our operations, we anticipate incurring new debt as we increase our marketing and production. We anticipate it will take approximately two to three years to pay off the debt associated with our opening and the purchase of equipment. Given current economic conditions of the economy in general, our estimates may have to be revised if consumers further reduce discretionary spending. If consumers reduce discretionary spending, we may delay further expansion until the economy is better.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.  The Company is a “smaller reporting company.”

Item 8.  Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, December 31, 2013
Report of Independent Registered Public Accounting Firm
Balance Sheet, December 31, 2013
Consolidated Statements of Operations from the Date of Inception (April 9, 2013) through December 31, 2013
Statements of Changes in Stockholders’ Equity (Deficit) from the Date of Inception (April 9, 2013) through
   December 31, 2013
Consolidated Statement of Cash Flows from the Date of Inception (April 9, 2013) through December 31, 2013
Notes to the Audited Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding disclosure.  Based on this evaluation, management concluded that as of December 31, 2013 our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, which is described below.

We previously identified deficiencies in our disclosure controls and procedures as of September 30, 2013 with regard to the identification of actions and events required to be reported on Form 8-K.  During the quarter ended December 31, 2013, we took additional steps to strengthen our disclosure controls and procedures with regard to these deficiencies.

It should be noted that a controls system cannot provide absolute assurance that the objectives of the controls systems are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, the end of the period covered by this report.  In making this evaluation, our management used the COSO framework (1992), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2013, the Company’s internal control over financial reporting was not effective due to a material weakness in our identification and valuation of convertible securities and a lack of segregation of duties.  Remedial actions have been and are being implemented to address these controls, including improving processes and communications involving convertible securities, supplementing the technical competence of our accounting staff with contract resources and improving the documentation of the review of the accounting, presentation and disclosure of such securities.  We have also separated the positions of Chief Executive Officer and Chief Financial Officer, which positions were held by the same person during a portion of 2013.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table indicates the name, age, term of office and position held by each of our executive officers and directors and a significant employee of Wild Earth.  The term of office for each officer position is for one year or until his or her successor is duly elected and qualified by the board of directors.  The term of office for a director is for one year or until his or her successor is duly elected and qualified by the stockholders.

Name	Age	Term Of Office	Positions Held
David Tobias	62	2014	President, CEO, Secretary and Director
Catherine Carroll	72	2014	Chief Financial Officer, Treasurer and Director
Barry Tobias	72	2014	Director
________________________

Certain biographical information with respect to our executive officers and directors and a significant employee of Wild Earth is set forth below.

David Tobias.  Mr. Tobias has served as President of Wild Earth Naturals since May, 2013.  He also served as the President of Hemp, Inc. from August 2011 to January 9, 2014.  Prior to that, from October 2009 until May 2011, Mr. Tobias held the position of Vice President at Medical Marijuana Inc. where he was instrumental in bringing forward and culminating the merger between CannaBank and Medical Marijuana, Inc. He was earlier Sales Manager for Tulsa custom builder Xcite Homes, from October 2008 to August 2009. Among other qualifications, Mr. Tobias brings to the Board executive leader ship experience, including his service as a president of a public company, along with extensive entrepreneurial experience. Mr. Tobias also has a keen sense of the social, political, and economic environment in which the company operates.

Catherine Carroll.  Ms. Carroll has been CFO of Wild Earth Naturals since May, 2013. Ms. Carroll has been self-employed since 1984 as a tax consultant and bookkeeper. Ms. Carroll brings an extensive background in accounting, tax preparation, IRS audits, and appeals to the company. The Board believes that her insights gained from teaching basic tax preparation classes for 15 years, being an expert witness in tax court; along with her “Life Time Limited Services” teacher’s credential in accounting at Delta College in Stockton, CA for 6 years will bring the company a valuable perspective.

Barry Tobias.  Mr. Tobias has been a director of the company since June, 2013. Mr. Tobias served as Regional Manager for Gate Automation/Access Controls Contractor from January of 2009 to February of 2013.  Previously, Mr. Tobias was employed by Automated Gate Services, Inc. from 1998 through 2008. We believe Mr. Tobias’ qualifications to sit on our board rest in his experience in marketing, systems integration and consummated sales to clients such as Ashland™ Chemical Co.,  Northrop Grumman™ (for the Global Hawk drone), Toyota Distribution and Toyota Racing Development,  Thermal Airport (Palm Springs area), Hemet Regional Airport,   Burbank  Airport, Chino Airport,  Dept. of Homeland Security, U. S Border Patrol, California Highway Patrol, County of San Bernardino, AT&T™,  City of Los Angeles MTA, Van Nuys Airport,  University of Southern California, Divine Word Missionaries™,  Chrysler  Corporation™, Target™ Stores, Hovnanian Development, Pacific Coachways, St. Catherine’s Military Academy.  St. Joseph Medical Center, Sempra Energy™, BHP Steel™,  U.S. Navy,  U.S. Marine Corps, San Bernardino County, CA., City of Westminster, CA., City of Victorville,  CA., City of Port Hueneme, CA.,  Office Depot™, Pfizer™ Pharmaceuticals, Rancho Cucamonga Quakes Baseball Stadium, and personalities including Jet Li, Burt Ward, Merv Griffin, Delta Burke, Clint Eastwood  and Fred Claire.

David Tanner.   Mr. Tanner has been employed by Wild Earth Naturals since May, 2013.  Previously, Mr. Tanner was CEO of Red Rock Naturals from 2003 to 2011. Mr. Tanner also served as project manager for Tree of Light Publishing from 2003 to 2009. Mr. Tanner has developed a broad understanding of the Registrant’s business and operations goals, as well as the markets in which the Registrant competes. Mr. Tanner was educated at Snow College and Brigham Young University from 1975 -1978 and learned from family friend Dr. John Christopher, known as “The Father of Modern Herbology.” Mr. Tanner’s start-up, Apple-A-Day, was the first company in the natural products industry to successfully combine trace mineral complexes with essential oils.

Following is a brief description of the specific experience and qualifications, attributes or skills of each director that led to the conclusion that such person should serve as a director of the Company.

Mr. David Tobias’ knowledge regarding the business of Wild Earth and the implementation of its business plan, provides a critical link between management and the board, enabling the board to provide its oversight function with the benefit of management’s perspective of the business.

Ms. Carroll’s knowledge regarding the history, operations and financial condition of Wild Earth provides a critical link between management and the board, enabling the board to provide its oversight function with the benefit of management’s perspective of the business.

Mr. Barry Tobias’ broad business and marketing experience provide the Board with the perspective of a seasoned executive with a critical understanding of the marketing challenges that will be faced by the Registrant in launching the Wild Earth products.

Family Relationships

Except for David Tobias and Barry Tobias, who are brothers, there are no family relationships between our officers and directors.

Term of Office

The term of office of each director is one year and until his or her successor is elected at the Registrant’s annual stockholders’ meeting and is qualified, subject to removal by the stockholders.  The term of office for each officer is for one year and until his or her successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.  Our officers and directors assumed their respective offices and positions in connection with the Wild Earth acquisition in July 2013.

Board of Directors

Our board of directors consists of three persons, none of whom is “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace because they are officers of the Company or related to officers of the Company.

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

The Company does not have a compensation committee and the entire board participates in the consideration of executive officer and director compensation.  The Company’s president and CEO and chief financial officer and CFO are also members of the Company’s board of directors and they participate in determining the amount and form of executive and director compensation.  To date, the Company has not engaged independent compensation consultants to determine or recommend the amount or form of executive or director compensation.

The Company does not have a standing nominating committee and the Company’s Board of Directors performs the functions that would customarily be performed by a nominating committee.  The Board of Directors does not believe a separate nominating committee is required at this time due to the limited resources of the Company which do not permit it to compensate its directors.  The Board of Directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

Director Meetings and Stockholder Meeting Attendance

The Company’s Board of Directors held no formal meetings during 2013 but took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

Communications with Directors

Stockholders may communicate with the Board of Directors by sending written communications addressed to the Board of Directors, or any individual director, to: Cannabis Sativa, Inc., Attention: Corporate Secretary,   1646 W. Pioneer Blvd., Suite 120, Mesquite, NV 89027.  All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate.  In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

Code of Ethics

We have not adopted a Code of Ethics that applies to our executive officers, including our principal executive, financial and accounting officers.  We do not believe the adoption of a code of ethics at this time would provide any meaningful additional protection to the Company because we have only two executive officers and our business operations are not extensive or complex.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC.  Officers, directors, and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file.  Based solely on a review of the copies of such reports furnished to us, we believe that all Section 16(a) filing requirements were timely met during the Registrant’s 2013 fiscal year.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and our vice president in all capacities for the fiscal years ended December 31, 2013 and 2012.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	All Other Compen-sation	Total

David Tobias President and CEO(1)	2013	$26,250 (2)	-	-	-	-	$-	$26,250 (2)
Neil Blosch President and CEO(2)	2013	$4,000	$50,000	-	-	-	-	$54,000
	2012	-	-	-	-	-	-	$0
Catherine Carroll CFO and Treasurer	2013	$9,300 (4)	-	-	-	-	$9,000	$9,300 (4)

(1)	Mr. Tobias was appointed President, CEO and Treasurer of the Company in July, 2013 and continues to serve in such position.
(2)	Represents the estimated fair value of services provided by Mr. Tobias during 2013. No payments were made to Mr. Tobias and the amount shown has been booked as a contribution to capital.
(3)
Mr. Blosch served as President of the Registrant from prior to 2012 until July, 2013.  He thereafter served as a consultant to the Company through September 30, 2013 in which capacity he was paid consulting fees of $4,000 and a bonus of $50,000 in connection with the sale of the Company’s tanning salon assets.

(4)	Represents the estimated fair value of services provided by Ms. Carroll during 2013. Of such amount, $300 was paid to Ms. Carroll and the balance has been booked as a contribution to capital.

We have not granted our officers or directors any stock options, stock awards or other forms of equity compensation.

We do not have any retirement, pension or profit sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Officer Compensation

David Tobias, our President and CEO, served during 2013, and continues to serve at present, without compensation.  The above table includes as salary the estimated fair value of services provided by Mr. Tobias which has been booked as a contribution to capital.  Catherine Carroll, our Chief Financial Officer and Treasurer served during 2013 for compensation of $300.  The above table includes as salary such $300 payment and the estimated fair market value of additional services provided by Ms. Carroll which has been booked as a contribution to capital.   Subsequent to December 31, 2013, we began paying compensation to Ms. Carroll at the rate of $1,200 per month.  We also reimburse our officers for reasonable costs and expenses incurred by them in connection with our  business.  We have not entered into an employment agreement with any of our officers.

Director Compensation

Our directors do not currently receive any compensation for serving in their capacities as directors and we have not compensated our directors for service in such capacity in the past.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 14, 2014, the number of shares of our common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of our issued and outstanding shares of common stock, and by each of our officers and directors, and by all officers and directors as a group.  On such date, there were 11,714,071 issued and outstanding shares of our common stock.  As of such date, we do not have any options, warrants, or convertible securities outstanding and none of the share figures listed in the following table consist of securities that may be acquired by the holder within sixty days.

Name and Address of Beneficial Owner(1) (2)	Amount of Direct Ownership		Amount of Indirect Ownership		Total Beneficial Ownership		Percentage of Class
Principal Stockholders
Sadia Barrameda	661,046	(3)	4,842,243	(3)	5,503,289	(3)	47.0%
New Compendium, LLC	4,842,243	(3)	0		4,842,243	(3)	41.3%
Officers and Directors
David Tobias	4,842,308		0		4,842,308		41.3%
Catherine Carroll	65,000		0		65,000		0.6%
Barry Tobias	0		0		0		-
All Officers and Directors As Group (3 Persons)	4,907,348		0		4,907,348		41.9%

(1)  Unless otherwise noted, to the best of our knowledge shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power over the shares indicated.
(2)  The address for Sadia Barrameda and New Compendium Corporation is P.O. Box 1363, Discovery Bay, California 94505.  The address for each named executive officer and director is the same address as the Registrant.
 (3)  Ms. Barrameda may be deemed to be the beneficial owner of the shares beneficially owned by New Compendium Corporation as a result of her status as an officer, director and sole stockholder of New Compendium.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

In connection with the Reorganization, the Registrant amended and consolidated its outstanding promissory notes having an outstanding balance of principal and accrued interest in the amount of $78,112 as of April 22, 2013.  The Registrant issued new convertible promissory notes to the holders in exchange for their old notes which included the accrued and unpaid interest on the old notes through April 22, 2013 in the principal balance of the new notes.  In addition, the notes were amended to extend the maturity date from December 31, 2013 to May 31, 2016, provide that the principal (but not the interest) of the new notes is convertible into shares of the Registrant’s common stock at the rate 4.25% of the then issued and outstanding shares of the Registrant’s common stock for each $10,000 in principal converted, provide that the notes may not be prepaid, and make other changes set forth in the new notes.  No payments were made by the Registrant or the note holders in connection with the amendment and consolidation of the old notes.  In connection with the Reorganization, the note holders of the Registrant sold convertible promissory notes having an aggregate principal balance of $68,112 as of April 22, 2013 to certain stockholders of Wild Earth in private transactions.  David Tobias, our president, purchased and later converted convertible promissory notes in the aggregate principal amount of $30,872 to 1,537,043 shares of common stock.  Sadia Barrameda and New Compendium Corporation, a corporation controlled by her, a greater than 10% stockholder of the Company, purchased and later converted promissory notes in the aggregate principal amount of $36,241 to 1,804,354 shares of common stock.

On July 12, 2013, we entered into a consulting agreement with Neil Blosch, our former president, to continue to manage the tanning salon operations and assist us in selling the tanning salon business prior to the expiration of the tanning salon lease on September 30, 2013.  The consulting agreement was for term of approximately two and half months from July 12 through September 30, 2013; provided, that the agreement would automatically terminate on the date the tanning salon was sold.  The consulting agreement provided for the payment of a consulting fee to Mr. Blosch in the amount of $2,000 per month together with an incentive bonus payable if and when the tanning salon was sold.  The consulting agreement provided that upon the sale of the tanning salon, the proceeds from such sale would be applied first to pay Mr. Blosch an incentive bonus in the amount of $50,000; second to hold for the benefit of the Registrant the amount of any net loss incurred by the tanning salon (that is, operating costs the tanning salon was not able to pay from its income in its ordinary course of business) during the period from April 1, 2013 through the date of sale; third to pay the promissory note dated July 12, 2013 to Mr. Blosch and two former stockholders of the Registrant in the principal amount of $7,100; and fourth to pay 50% of the remaining sales proceeds (up to a maximum of an additional $25,000) to Mr. Blosch as an additional incentive bonus.  In the event the sales proceeds from the tanning salon were not adequate to pay the amounts listed above, the proceeds were to be applied in the order of priority set forth above until they have been exhausted.  On September 30, 2013, the tanning salon assets were sold for a net price, after sales commission of $50,000.  In accordance with the terms of the consulting agreement, Mr. Blosch was paid an incentive bonus in the amount of $50,000 and no other application of the proceeds was made.

At December 31, 2013, we were indebted to David Tobias, president of the Registrant, for advances in the amount of $158,467.  The parties have not yet entered into any notes or other agreements with respect to such advances.

At December 31, 2013, we were indebted to New Compendium Corporation, a principal stockholder, for advances in the amount of $37,500.  The parties have not yet entered into any notes or other agreements with respect to such advances.

Item 14.  Principal Accounting Fees and Services

HJ & Associates, LLC  served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2013.  During the fiscal year ended December 31, 2013 fees for services provided by HJ & Associates, LLC were as follows:

December 31, 2013

Audit Fees	$38,700
Audit-Related Fees	-
Tax Fees	250
All Other Fees	-

Total	$38,950

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.  “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters.  “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services.  “All Other Fees” consisted of fees billed for services in connection with legal matters and technical accounting research.

The Company’s Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

2.1	2	Agreement and Plan of Reorganization among Ultra Sun Corporation, Ultra Merger Corp. and Wild Earth Naturals, Inc., dated as of July 12, 2013*	Incorporated by Reference(1)
2.2	2	Articles of Merger among Ultra Merger Corp. and Wild Earth Naturals dated as of July 12, 2013	Incorporated by Reference(1)
2.3	2	Plan of Merger among Ultra Merger Corp. and Wild Earth Naturals dated as of July 12, 2013	Incorporated by Reference(1)
3.1	3	Articles of Incorporation	Incorporated by Reference(2)
3.2	3	Bylaws	Incorporated by Reference(2)
10.1	10	Consulting Agreement dated July 12, 2013 between Ultra Sun Corporation and Neil Blosch	Incorporated by Reference(1)
10.2	10	Form of Convertible Promissory Notes dated as of April 22, 2013 and Schedule of Notes Beneficially Owned by Officers, Directors and Principal Stockholders as of July 15, 2013	Incorporated by Reference(1)
10.3	10	Offer for Purchase and Sale of Business and Assets Between LST Utah, LLC and the Registrant dated August 23, 2013 and related agreements	Incorporated by Reference(3)
10.4	10	Noncompetition Agreement among the Registrant, David Tobias and LST Utah, LLC dated as of September 27, 2013.	Incorporated by Reference(3)
10.5	10	Commercial Property Lease dated August 1, 2013	This Filing
21.1	21	Schedule of the Registrant’s Subsidiaries	This Filing

Exhibit Number	SEC Reference Number	Title of Document	Location
31.1	31	Section 302 Certification of Chief Executive Officer	This Filing
31.2	31	Section 302 Certification of Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive Officer	This Filing
32.2	32	Section 1350 Certification of Chief Financial Officer	This Filing
101.INS(4)		XBRL Instance Document	This Filing
101.SCH(4)		XBRL Taxonomy Extension Schema	This Filing
101.CAL(4)		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF(4)		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB(4)		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE(4)		XBRL Taxonomy Extension Presentation Linkbase	This Filing

* The exhibits and schedules to the Agreement and Plan of Reorganization are not included in the foregoing exhibit.  The Registrant undertakes to furnish supplementally to the Commission copies of any omitted items on request.

(1) Incorporated by reference to the Company’s current report on Form 8-K report filed July 18, 2013.
(2)  Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’ s registration statement on Form 10-12G, filed with the SEC on January 28, 2009.
(3)  Incorporated by reference to the Company’s current report on Form 8-K filed October 25, 2013.
(4)  XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc. (Registrant)
Date: April 15, 2014	By /s/ David Tobias David Tobias President, Chief Executive Officer and Secretary (Principal Executive Officer)
By /s/ Catherine Carroll Catherine Carroll Chief Financial Officer, Treasurer and Director (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2014	/s/ David Tobias David Tobias Director
Dated: April 15, 2014	/s/ Catherine Carroll Catherine Carroll Director
Dated: April 15, 2014	/s/ Barry Tobias Barry Tobias Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cannabis Sativa, Inc. (Formerly Ultra Sun Corporation)
(A Development Stage Company)
Mesquite, Nevada

We have audited the accompanying consolidated balance sheet of Cannabis Sativa, Inc., (formerly Ultra Sun Corporation) (A Development Stage Company) as of December 31, 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows from inception on April 9, 2013 through the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cannabis Sativa, Inc., formerly (Ultra Sun Corporation) (A Development Stage Company) as of December 31, 2013, and the results of their operations and their cash flows from inception on April 9, 2013 through the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the consolidated financial statements, the Company has suffered significant cumulative net losses since inception.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 9.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 15, 2014

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A development stage company)
CONSOLIDATED BALANCE SHEET
December 31, 2013

ASSETS

2013
Current Assets
Cash and cash equivalents	$14,863
Inventory	3,969
Prepaids	1,784

Total Current Assets	20,616

Property and equipment, net	2,033
Intangibles, net	3,782
Deposits	881

Total Assets	$27,312

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$5,245
Derivative liability	32,309,105
Due to related parties	196,279
Accrued interest	4,319

Total Current Liabilities	32,514,948

Related party convertible notes payable, net of discount	14,727
Convertible notes payable, net of discount	2,162

Total Liabilities	32,531,837

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding at December 31, 2013	-
Common stock, $.001 par value, 45,000,000 shares authorized,
7,825,000 issued and outstanding at December 31, 2013	7,825
Additional paid-in capital	33,022
Deficit accumulated during the development stage	(32,545,372)

Total Stockholders' Equity (Deficit)	(32,504,525)

Total Liabilities and Stockholders' Equity (Deficit)	$27,312

The Accompanying Notes are an Integral
Part of these Consolidated Financial Statements

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A development stage company)
 CONSOLIDATED STATEMENTS OF OPERATIONS
From the Date of Inception (April 9, 2013) through December 31, 2013

From Inception (April 9, 2013) through December 31, 2013

Revenues	$813

Cost of Revenues	869

Gross profit (loss)	(56)

General and administrative expenses	185,218

Loss from operations	(185,274)

Interest (expense)	(18,815)

Loss on change in fair value of derivative instrument	(32,309,105)

Loss from continuing operations before discountinued operations	(32,513,194)

Loss from discontinued operations, net of zero tax effect	(32,178)

Loss before income taxes	(32,545,372)

Income taxes	-

Net loss	$(32,545,372)

Loss per common share from continued operations
Basic and diluted	$(4.16)

Loss per common share from discontinued operations
Basic and diluted	$(0.00)

Net loss per common share
Basic and diluted	$(4.16)

Weighted average common shares; basic and diluted	7,825,000

 The Accompanying Notes are an Integral
Part of these Consolidated Financial Statements

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(A development stage company)
From the Date of Inception (April 9, 2013) through December 31, 2013

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at April 9, 2013 (Date of Inception)	81,250	$81	$(69)	$-	$12

Shares issued for cash	6,418,750	6,419	(5,431)	-	988

Contributed Capital	-	-	51,684	-	51,684

Shares issued in Reverse Merger	1,325,000	1,325	(13,162)	-	(11,837)

Net Loss for the Period Ended
December 31, 2013	-	-	-	(32,545,372)	(32,545,372)

Balance at December 31, 2013	7,825,000	$7,825	$33,022	$(32,545,372)	$(32,504,525)

The Accompanying Notes are an Integral
Part of these Consolidated Financial Statements

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
From the Date of Inception (April 9, 2013) through December 31, 2013

From Inception (April 9, 2013) through December 31, 2013
Cash flows from operating activities:
Net loss	$(32,545,372)

Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	1,309
Contributed capital	51,684
Amortization of note discount	12,666
Loss on derivative liability	32,309,105
Changes in assets and liabilities:
Inventory	(2,457)
Prepaids	(1,783)
Deposits	1,847
Accounts payable and accrued expenses	(73,850)
Accrued interest	3,088
Amortization of rent forgiveness	(260)

Net cash used by operating activities	(244,023)

Cash flows from investing activities:
Purchase of fixed assets and intangibles	(6,680)
Sale of fixed assets	965
Cash acquired in merger	7,322
Proceeds from sale of Sahara Sun	60,000

Net cash provided by investing activities	61,607

Cash flows from financing activities:
Proceeds from related parties	207,929
Payments to related parties	(11,650)
Proceeds from sale of common stock	1,000

Net cash provided by financing activities	197,279

Net increase in cash and cash equivalents	14,863

Cash at beginning of period	-

Cash at end of period	$14,863

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-
Taxes	$-

The Accompanying Notes are an Integral
Part of these Consolidated Financial Statements

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A development stage company)
Notes to the Audited Consolidated Financial Statements
December 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization -

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

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A development stage company)
Notes to the Audited Consolidated Financial Statements
December 31, 2013

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

Development Stage Activities and Operations - Wild Earth has been in its initial stages of formation and, for the period from the date of inception, April 9, 2013 through December 31, 2013, had minimal revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Cash and Cash Equivalents - For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Inventory - Inventory consists of salves, ointments, lotions, creams, and balms and is carried at the lower of cost or market, using the first-in, first-out method (FIFO) of determining cost. At December 31, 2013 we had $2,457 in raw materials and $1,512 in finished goods inventory.

Fixed Assets - Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from three (3) to seven (7) years. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred. For the period from inception on April 9, 2013 through December 31, 2013 depreciation expense was $1,163, of which $307 was recorded in Loss from Discontinued Operations and $856 was recorded in General and Administrative expense on the Consolidated Statement of Operations.

Intangible Assets -  Intangible assets are comprised of a patent and trademark.  The patent is being amortized using the straight-line method over its economic life, which is estimated to be twenty (20) years.  The trademark, which is still in the application phase, is expected to have an indefinite useful life.  For the period from inception on April 9, 2013 through December 31, 2013 amortization expense was $146, of which $138 was recorded in Loss from Discontinued Operations and $8 was recorded in General and Administrative expense on the Consolidated Statement of Operations.

Revenue Recognition - The Company recognizes revenue from product sales at the time the purchase is made.

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A development stage company)
Notes to the Audited Consolidated Financial Statements
December 31, 2013

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

Advertising Costs - The Company generally expenses advertising costs as incurred. For the period from inception on April 9, 2013 through December 31, 2013 advertising expenses was $316 which was recorded in Loss from Discontinued Operations on the Consolidated Statement of Operations.

Income Taxes – The Company adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, on January 1, 2007, with no material impact on the accompanying financial statements.

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

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A development stage company)
Notes to the Audited Consolidated Financial Statements
December 31, 2013

Earnings Per Share – Basic net income (loss) per share is calculated pursuant to ASC Topic No. 260 whereby net income (loss) per share is divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants, and other convertible securities.  For the period ended December 31, 2013, all potentially dilutive securities are anti-dilutive due to the Company’s losses from continued operations.

Recently Issued Accounting Pronouncements – There have been no accounting pronouncements or changes in accounting principles during the period ended December 31, 2013 that are of significance, or have any potential significance, to us.

NOTE 2 – INCOME TAXES

The Company had a federal net operating loss of $181,000 for the year ended December 31, 2013 which begins to expire in 2033. The tax benefit of this net operating loss, based on an effective tax rate of 34%, is $61,700 and has been offset by a full valuation allowance, which increased by $61,700 during the year ended December 31, 2013.

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

A reconciliation of the income tax provision for the Company to the amount expected using the U. S. Federal statutory rate follows:

2013

Federal Tax Benefit (Expense) at Statutory Rates	$(11,065,400)
Stock for services	12,400
Depreciation	(200)
Excess tax gain on disposal over book	100
Related party accruals	1,000
Loss on FV of Derivative	10,990,400
Valuation Allowance Adjustment	61,700
Net Deferred Tax Benefit (Expense)	$-

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A development stage company)
Notes to the Audited Consolidated Financial Statements
December 31, 2013

Deferred tax assets (liabilities) consisted of the following at December 31, 2013:

2013
Deferred tax assets:
Operating Loss Carryforwards	$61,700
Related party accruals	1,500
Deferred tax liability:	-
Depreciation	(300)
Valuation Allowance Adjustment	(62,900)
Deferred Tax Asset (Liability)	$-

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2013. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its activities and probable continued losses.  The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2011, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

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

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A development stage company)
Notes to the Audited Consolidated Financial Statements
December 31, 2013

NOTE 4 – CONVERTIBLE NOTES PAYABLE – RELATED AND NON-RELATED PARTY

In connection with the Reorganization noted above, the Company amended and consolidated its outstanding promissory notes and accrued interest related to the notes in the aggregate amount of $78,112 as of April 22, 2013. The Company issued new convertible promissory notes to the holders in exchange for their old notes which included the accrued and unpaid interest on the old notes through April 22, 2013 in the principal balance of the new notes.  In addition, the notes were amended to extend the maturity date from December 31, 2013 to May 31, 2016, provide that the principal (but not the interest) of the new notes is convertible into shares of the Company’s common stock at the rate 4.25% of the then issued and outstanding shares of the Company’s common stock for each $10,000 in principal converted, provide that the notes may not be prepaid, and make other changes as set forth in the new notes.  No payments were made by the Company or the note holders in connection with the amendment and consolidation of the old notes.   In connection with the Reorganization, the note holders of the Company sold convertible promissory notes having an aggregate principal balance of $68,112 as of April 22, 2013 to certain stockholders of Wild Earth in private transactions.   As of December 31, 2013, accrued interest related to the above mentioned notes was $4,319.

At April 22, 2013 the principal balance was convertible into 658,533 shares of the Company’s common stock.  This conversion feature resulted in a beneficial conversion value of $475,055 and a corresponding note discount in the full value of the principal amounts of the notes.  The note discount is being amortized over the remaining life of the notes.  Amortization of the note discount for the year ended December 31, 2013 was $12,666.  At December 31, 2013 the remaining note discount totaled $61,223.

Based on an evaluation of the convertible notes on December 31, 2013 the Company determined their conversion feature could be readily converted to cash upon exercise.  As such, the Company captured a derivative liability for the conversion feature of these notes at December 31, 2013 (see Note 5).

Subsequent to December 31, 2013 the convertible note holder’s converted all $78,112 in principal balance notes into common shares of the Company.  The resulting conversions resulted in the issuance of 3,889,071 shares of the Company’s common stock.  The aggregate market value of the common stock issued in the conversions totaled $32,331,553.

NOTE 5 – DERIVATIVE LIABILITY

The Company’s derivative liability at December 31, 2013 was calculated using the actual conversion values as of the dates of conversions.  The following is a summary of the derivative liability at December 31, 2013.

2013
Market Value of conversions	$32,331,553
Extinguishment of debt upon conversion	(78,112)
Extinguishment of remaining debt discount upon conversion	55,664
Derivative liability at December 31, 2013	$32,309,105

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A development stage company)
Notes to the Audited Consolidated Financial Statements
December 31, 2013

NOTE 6 – DUE TO RELATED PARTIES

As of December 31, 2013, the Company owed a total of $196,279 to certain shareholders.  Due to undercapitalization of the Company, these shareholders’ have been funding the operations on an as needed basis.  These advances are non-interest bearing in nature.  The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $3,060.  Because the related parties do not expect these amounts to be repaid, the interest has been recorded as a contribution of capital at December 31, 2013.

NOTE 7 – SAHARA SUN SALE

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

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A development stage company)
Notes to the Audited Consolidated Financial Statements
December 31, 2013

The table below represents the assets which were sold in the Sahara Sun sale and the resulting gain on the sale:

December 31, 2013

Sales Price:	$60,000

Inventory	1,018
Property and equipment, net	964
Total assets sold	1,982

Gain on sale of assets	$58,018

The Company has presented the tanning salon business statements of operations as discontinued operations.  The table below shows the results of discontinued operations related to the Tanning business and are included in the accompanying statement of operations for the period ended December 31, 2013.

2013

Revenue	$22,375

Cost of revenue	1,458

Gross profit	20,917

Operating expenses	111,113

Other income (expenses)
Gain on sale of assets	58,018

Income (loss) from discontinued operations	$(32,178)

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A development stage company)
Notes to the Audited Consolidated Financial Statements
December 31, 2013

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease dated effective as of August 1, 2013 for an office and warehouse facility in Mesquite, Nevada that will serve as the principal executive offices and provide manufacturing and warehouse space.  The lease is for an initial term of six months with options to extend the term of the lease for additional 12 month periods at rental rates acceptable to the parties.  The leased space initially consists of 908 square feet of space and the Registrant has the option to expand the space by an additional 1,631 square feet for a total of 2,531 square feet at any time.  The rent for the initial space is $681 per month which will increase to $1,392 per month if and when the Company elects to take over the expansion space.  The Company is also obligated to pay monthly common area and maintenance fees in the amount of $0.10 per square foot of leased space.  The Registrant believes such space will be adequate for its needs for the next twelve months.  For the period ended December 31, 2013 the Company incurred $4,062 in rent expense related to this lease.

Future minimum lease payments for the operation lease for the facility are as follows:

Year Ending
December 31,	Amount
2014	$681

$681

NOTE 9 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant cumulative net losses since inception. As reported in the financial statements, the Company has an accumulated deficit of $32,545,372. At December 31, 2013, the Company had total assets of $27,312 and liabilities totaling $32,531,837, and a working capital deficit of $32,494,332, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A development stage company)
Notes to the Audited Consolidated Financial Statements
December 31, 2013

NOTE 10 - FIXED ASSETS AND INTANGIBLES

Fixed assets consisted of the following as of December 31:

December 31, 2013

Furniture and Equipment	$389
Leasehold Improvements	2,500
2,889
Less: accumulated depreciation and amortization	(856)

$2,033

Intangible assets consisted of the following as of December 31, 2013:

December 31, 2013

Patents and Trademarks	$3,790
Less: accumulated amortization	(8)

$3,782

NOTE 11: FAIR VALUE MEASUREMENTS

We adopted ASC Topic 820 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of notes payable, accounts payable, accrued liabilities approximate fair value given their short term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.  As of December 31, 2013, assets and liabilities measured at fair value on a recurring basis were as:

	Total	Level 1	Level 2	Level 3
Assets	$-	$-	$-	$-

Total assets measured at fair value	-	-	-	-

Liabilities

Derivative Liability	32,309,105	-	-	32,309,105

Related Party convertible notes payable, net of discount	14,727	-	-	14,727

Convertible notes payable, net of discount	2,162	-	-	2,162
Total liabilities measured at fair value	$32,325,994	$-	$-	$32,325,994

CANNABIS SATIVA, INC. formerly ULTRA SUN CORP.
(A development stage company)
Notes to the Audited Consolidated Financial Statements
December 31, 2013

NOTE 12 – SUBSEQUENT EVENTS

On January 1, 2014, Cannabis Sativa, Inc., a Nevada corporation (the “Company”), and Steven Kubby (“Kubby”) and Kush, Inc. (“Kush”), entered into a Memorandum of Binding Agreement and Joint Venture (the “Memorandum”) dated January 1, 2014, pursuant to which the parties agreed to the following:

1.
The Company’s board of directors will appoint Kubby as its CEO for a salary of $5,000 per month for a minimum period of three years and a signing bonus of $60,000 payable no later than February 1, 2014 by the issuance of three post-dated checks.

2.
Kush will grant the Company an exclusive license to a pending patent application for what the Company believes to be a unique strain of cannabis known as the CTA strain (the “CTA Strain”) for a period of 50 years in consideration for the issuance of shares of the Company’s common stock having a value of $1,000,000 (valued at $1.25 per share).  In addition the Company shall have the option to acquire 100% of Kush in exchange for additional shares of the Company’s common stock having a value of $1,000,000 (based on the value of the stock at the last trade at closing on the date Kush supplies audited financial statements to the Company).

3.	The Company will pay all expenses associated with the prosecution of the patent application and use its best efforts to obtain revenues from the CTA Strain.

4.	The net income generated by the Company from the exclusive use of the CTA Strain shall be shared among Kush and the Company with 30% allocated to Kush and 70% allocated to the Company.

5.	At the request of either party, the parties will enter into mutually acceptable sub-agreements with respect to the subject matter of the Memorandum.

On January 7, 2014, the holder’s of the Company’s convertible notes payable converted an aggregate of $10,000 of principal balance into 497,886 shares of the Company’s common stock.

On March 3, 2013, a holder of the Company’s related party convertible notes payable converted $1,000 of principal balance into 49,788 shares of the Company’s common stock.

On March 31, 2013, the remaining holder’s of the Company’s related party convertible notes payable converted an aggregate of $67,112 of principal balance into 3,341,397 shares of the Company’s common stock.

As of March 31, 2013, all of the Company’s convertible notes payable outstanding as of December 31, 2013 have been converted.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no additional events that require disclosure other than listed above.