Form 10-Q
period 2014-03-31
Cannabis Sativa, Inc.
filed 2014-05-19
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2014
or

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

The number of shares of the issuer’s Common Stock outstanding as of May 16, 2014 is 11,714,071.

INDEX

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

Condensed Consolidated Balance Sheet – As of March 31, 2014 (Unaudited) and December 31, 2013
Condensed Consolidated Statements of Operations (Unaudited) – For the Three Months Ended March 31, 2014 and from the Date of Inception April 9, 2013 through March 31, 2014
Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Three Months Ended March 31, 2014 and from the Date of Inception April 9, 2013 through March 31, 2014
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

CANNABIS SATIVA, INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2014	2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$52,939	$14,863
Accounts receivable	1,130	-
Due from related party	2,000	-
Employee advance	250	-
Inventory	17,352	3,969
Prepaids	-	1,784

Total Current Assets	73,671	20,616

Property and equipment, net	3,461	2,033
Intangibles, net	3,776	3,782
Deposits	1,031	881

Total Assets	$81,939	$27,312

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$22,335	$5,245
Derivative liability	-	32,309,105
Due to related parties	289,359	196,279
Accrued interest	5,667	4,319

Total Current Liabilities	317,361	32,514,948

Related party convertible notes payable, net of discount	-	14,727
Convertible notes payable, net of discount	-	2,162

Total Liabilities	317,361	32,531,837

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
11,714,071 and 7,825,000 issued and outstanding
at March 31, 2014 and December 31, 2013, respectively	11,714	7,825
Additional paid-in capital	32,372,341	33,022
Deficit accumulated during the development stage	(32,619,477)	(32,545,372)

Total Stockholders' Equity (Deficit)	(235,422)	(32,504,525)

Total Liabilities and Stockholders' Equity (Deficit)	$81,939	$27,312

The Accompanying Notes are an Integral
Part of these Condensed Consolidated Financial Statements

CANNABIS SATIVA, INC.
(A development stage company)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014
And From the Date of Inception (April 9, 2013) through March 31, 2014
(Unaudited)

	For the Three Months Ended March 31, 2014	From Inception (April 9, 2013) through March 31, 2014

Revenues	$1,445	$2,258

Cost of goods sold	716	1,585

Gross profit	729	673

General and administrative expenses	65,272	250,490

Loss from operations	(64,543)	(249,817)

Interest (expense)	(9,562)	(28,377)

Loss on change in fair value of derivative instrument	-	(32,309,105)

Loss from continued operations	(74,105)	(32,587,299)

Income (loss) from discontinued operations	-	(32,178)

Income (loss) before income taxes	(74,105)	(32,619,477)

Income taxes	-	-

Net Income (Loss)	$(74,105)	$(32,619,477)

Loss per common share from continued operations
Basic and diluted	$(0.01)

Income per common share from discontinued operations
Basic and diluted	$-

Net loss per common share
Basic and diluted	$(0.01)

Weighted average common shares; basic and diluted	8,299,651

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CANNABIS SATIVA, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014 and
From the Date of Inception (April 9, 2013) through March 31, 2014
(Unaudited)

	For the Three Months Ended March 31, 2014	From Inception (April 9, 2013) through March 31, 2014
Cash flows from operating activities:
Net loss	$(74,105)	$(32,619,477)

Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	554	1,863
Contributed capital	11,655	63,339
Amortization of note discount	5,559	18,225
Loss on derivative liability	-	32,309,105
Changes in assets and liabilities:
Accounts receivable	(1,130)	(1,130)
Employee advance	(250)	(250)
Due from related party	(2,000)	(2,000)
Inventory	(13,383)	(15,840)
Prepaids	1,783	-
Deposits	(150)	1,697
Accounts payable and accrued expenses	17,090	(56,760)
Accrued interest	1,348	4,436
Amortization of rent forgiveness	-	(260)

Net cash used by operating activities	(53,029)	(297,052)

Cash flows from investing activities:
Purchase of fixed assets and intangibles	(1,975)	(8,655)
Sale of fixed assets	-	965
Cash acquired in merger	-	7,322
Proceeds from sale of Sahara Sun	-	60,000

Net cash provided by (used by) investing activities	(1,975)	59,632

Cash flows from financing activities:
Proceeds from related parties	93,080	301,009
Payments to related parties	-	(11,650)
Proceeds from sale of common stock	-	1,000

Net cash provided by financing activities	93,080	290,359

Net increase in cash	38,076	52,939

Cash at beginning of period	14,863	-

Cash at end of period	$52,939	$52,939

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CANNABIS SATIVA, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014 and
From the Date of Inception (April 9, 2013) through March 31, 2014 (Continued)
(Unaudited)

	For the Three Months Ended March 31, 2014	From Inception (April 9, 2013) through March 31, 2014
Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Conversion of debt to equity	$78,112	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CANNABIS SATIVA, INC.
(A Devlopment Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and
From the Date of Inception (April 9, 2013) through March 31, 2014
(Unaudited)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Cannabis Sativa, Inc., formerly named Ultra Sun Corp. (“we”, “us”, “our” or “Company”), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the current report on Form 8-K filed with the SEC July 18, 2013.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2014, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

CANNABIS SATIVA, INC.
(A Devlopment Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and
From the Date of Inception (April 9, 2013) through March 31, 2014
(Unaudited)

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

Development Stage Activities and Operations:

Wild Earth has been in its initial stages of formation and for the three months ended March 31, 2014 had minimal revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Inventory:

The Company calculates inventory using the average cost method to value inventory.  Inventory cost includes those costs directly attributable to the product before sale.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  As of March 31, 2014, the Company has no outstanding potentially dilutive securities.

Revenue Recognition:

The Company recognizes revenue from product sales at the time the purchase is made.

CANNABIS SATIVA, INC.
(A Devlopment Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and
From the Date of Inception (April 9, 2013) through March 31, 2014
(Unaudited)

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

The effective income tax rate of 0% for the periods ended March 31, 2014 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  For the three months ended March 31, 2014 a tax benefit of approximately $25,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of March 31, 2014 the Company had net operating losses of approximately $255,000 resulting in a deferred tax asset of approximately $87,000.

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

At April 22, 2013 the principal balance was convertible into 658,533 shares of the Company’s common stock.  This conversion feature resulted in a beneficial conversion value of $475,055 and a corresponding note discount in the full value of the principal amounts of the notes.  The note discount is being amortized over the remaining life of the notes.  Amortization of the note discount for the three months ended March 31, 2014 totaled $5,559 and is included in interest expense for the period presented.

During the quarter ended March 31, 2014, the holders of these convertible notes converted the entire outstanding principal balance of $78,112 into 3,889,071 shares of the Company’s common stock.  The conversion resulted in the extinguishment of the Company’s $32,309,105 derivative liability outstanding at December 31, 2013 and the remaining unamortized note discount of $55,664.

CANNABIS SATIVA, INC.
(A Devlopment Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and
From the Date of Inception (April 9, 2013) through March 31, 2014
(Unaudited)

As of March 31, 2014 accrued interest on the convertible notes totaled $5,667 and remains unpaid.

3.   Due to Related Parties

During the three months ended March 31, 2014 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses.  As of March 31, 2014, net advances to the Company were $289,359.  These advances are non-interest bearing in nature.  The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $2,655.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital at March 31, 2014.

5.   Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception. As reported in the financial statements, the Company has an accumulated deficit of $32,619,477. At March 31, 2014, the Company had total assets of $81,939 and liabilities totaling $317,361, and a working capital deficit of $243,690, all of which raises substantial doubt about the Company’s ability to continue as a going concern.

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

6.   Memorandum of Agreement

The Company previously entered into a Memorandum of Binding Agreement (the “Memorandum”) with Steven Kubby (“Kubby”) and Kush, Inc. (“Kush”), dated as of January 1, 2014, which generally provided that: (i) the Company’s board of directors would appoint Kubby as CEO of the Company for a salary of $5,000 per month for a minimum period of three years and a signing bonus of $60,000 payable no later than February 1, 2014 by the issuance of three post-dated checks; and (ii) Kush would grant the Company an exclusive license to a pending patent application for what Kush believes to be a unique strain of cannabis known as the CTA strain (the “CTA Strain”) for a period of 50 years in consideration for the issuance of shares of the Company’s common stock having a value of $1,000,000 (valued at $1.25 per share).  In addition the Company would have the option to acquire 100% of Kush in exchange for additional shares of the Company’s common stock having a value of $1,000,000 (based on the value of the stock at the last trade at closing on the date Kush supplied audited financial statements to the Company); (iv) the Company would pay all expenses associated with the prosecution of the patent application and use its best efforts to obtain revenues from the CTA Strain; (v) the net income generated by the Company from the exclusive use of the CTA Strain would be shared among Kush and the Company with 30% allocated to Kush and 70% allocated to the Company, and (vi) at the request of either party, the parties would enter into mutually acceptable sub-agreements with respect to the subject matter of the Memorandum.  The foregoing summary of the Memorandum is qualified in its entirety by reference to the Memorandum.

The Company is continuing its negotiations with Kubby and Kush, Inc.  However, to date it has not entered into any definitive agreements and Kubby has not been appointed as an officer of the Company.   No assurances can be given that the transactions contemplated by the Memorandum will be consummated or that a patent for the CTA Strain will ever be issued.

CANNABIS SATIVA, INC.
(A Devlopment Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and
From the Date of Inception (April 9, 2013) through March 31, 2014
(Unaudited)

If the Company should be successful in acquiring a license for the CTA Strain and/or in acquiring ownership of Kush, it is anticipated that we would encounter a complex web of Federal and state regulations that are evolving at a rapid rate.  Marijuana is currently classified as a Schedule I controlled substance under the Controlled Substances Act  (U.S.C. Section 811) which generally means that Congress has determined that marijuana is a dangerous drug and that the illegal distribution and sale of marijuana is a serious crime.  The Controlled Substances Act does not recognize the differences between medical and recreational uses of marijuana and all uses are prohibited.  On the other hand several states have legalized various aspects of marijuana manufacture and distribution, although such activities are subject to stringent licensing and regulation which vary from state to state.  In many states there exists a clear conflict between Federal and state law which has yet to be resolved.  As a result of the foregoing, there can be no assurance that a patent for the CTA strain will ever be issued, that the Company will ever become licensed to grow or manufacture the CTA Strain or that it will ever be able to generate income from the sale of products derived from the CTA Strain.

7.   Subsequent Events

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

Overview

We are in the business of developing, manufacturing, and selling plant-derived lotions, creams, and other formulations for human consumption.  The Company's market will include direct selling to retailers and consumers, and also to other companies under terms of licensing rights to product formulas.  We are in the development stage and have just begun our principal business operations.

Results of Operation

	Three Months Ended March 31, 2014	From the Date of Inception (April 9, 2013) through March 31, 2014
	(Unaudited)
Revenue	$1,445	$2,258
Cost of goods sold	716	1,585
Gross profit	729	673
General and administrative expenses	65,272	250,490
Interest expense	9,562	28,377
Loss on change in fair value of derivative	-	32,309,105
Loss from continued operations	(74,105)	(32,587,299)
Loss from discontinued operations	-	(32,178)
Net Loss	$(74,105)	$(32,619,477)

Comparative financial data for three months ended March 31, 2013 is not included in this report because the Company was only recently incorporated in April 2013.

Revenue – The Company had immaterial revenues related to its ongoing operations for the periods ended March 31, 2014.

Cost of Goods Sold – The Company had immaterial cost of goods sold for the periods ended March 31, 2014.

General and Administrative Expenses – The Company had general and administrative expenses of $65,272 for the three months ended March 31, 2014 and general and administrative expenses of $250,490 for the period from the date of inception (April 9,2013) through March 31, 2014. General and administrative expenses consisted primarily of professional fees, consulting expenses, payroll expenses, rent and transfer agent fees.

Interest Expense – The Company had interest expenses of $9,562 for the three months ended March 31, 2014 and $28,377 for the period from the date of inception (April 9, 2013) through March 31, 2014.  Interest expense for the periods ended March 31, 2014 was primarily related to the Company’s convertible notes and the corresponding note discount amortization related to the notes.  The Company also imputed interest on its advances from related parties.

Loss on change in fair value of derivative instrument – For the three months ended March 31, 2014, the Company’s derivative liability was extinguished as a result of the Company’s conversion of $78,112 principal value notes into 3,889,071 shares of common stock.

Loss from Discontinued Operations – The Company generated a loss from discontinued operations of $0 for the three months ended March 31, 2014 and a loss from discontinued operations of $32,178 for the period from the date of inception (April 9, 2013) through March 31, 2014.  This activity relates to the Company’s tanning salon business which was sold on September 30, 2013.

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

Forward-looking statements involve risks, uncertainties and assumptions.  These uncertainties and other factors include, but are not limited to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 in Part I, Item 1A under the caption “Risk Factors.”   Actual results may differ materially from those expressed in the forward-looking statements.  You should understand that many important factors could cause our results to differ materially from those expressed in the forward-looking statements.  These factors include, without limitation, Wild Earth as a development stage business, the Company’s need for additional capital, our regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to integrate acquired companies and their assets and personnel into our business, our obligations to pay professional fees, and other economic conditions and increases in corporate maintenance and reporting costs.  Unless legally required, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Off Balance Sheet Arrangements

None

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding disclosure.  Based on this evaluation, management concluded that as of March 31, 2014 our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, which is described below.  It should be noted that a controls system cannot provide absolute assurance that the objectives of the controls systems are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, previously evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this evaluation, our management used the COSO framework (1992), an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2013, the Company’s internal control over financial reporting was not effective due to a material weakness in our identification and valuation of convertible securities and a lack of segregation of duties.  Remedial actions have been and are being implemented to address these controls, including improving processes and communications involving convertible securities, supplementing the technical competence of our accounting staff with contract resources and improving the documentation of the review of the accounting, presentation and disclosure of such securities.  As disclosed in the 2013 Form 10-K, we also separated the positions of Chief Executive Officer and Chief Financial Officer, which positions were held by the same person during a portion of 2013.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2014, we issued an aggregate of 3,889,071 shares of common stock in relation to the conversion of $78,112 principal balance convertible notes.  The shares were issued without registration under the Securities Act, in reliance on exemptions from the registration requirements of the Securities Act. The certificates representing the shares were imprinted with customary restricted stock legends.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Certificate of Amendment to Articles of Incorporation	This Filing
3.3	3	Bylaws	Incorporated by Reference(1)
31.1	31	Section 302 Certification of Principal Executive Officer	This Filing
31.2	31	Section 302 Certification of Principal Financial Officer	This Filing
32.1	32	Section 1350 Certification of Principal Executive Officer	This Filing
32.2	32	Section 1350 Certification of Principal Financial Officer	This Filing
101.INS(2)		XBRL Instance Document	This Filing
101.SCH(2)		XBRL Taxonomy Extension Schema	This Filing
101.CAL(2)		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF(2)		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB(2)		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE(2)		XBRL Taxonomy Extension Presentation Linkbase	This Filing

(1)Incorporated by reference to Exhibits 3.01 and 3.02 of the Company’s Registration Statement on Form 10 filed January 28, 2009.
(2)XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.

Date:           May 16, 2014
By:  David Tobias
David Tobias, President
(Principal Executive Officer)

By:  Catherine Carroll
Catherine Carroll, Chief Financial Officer
(Principal Financial and Accounting Officer)