Form 10-Q
period 2014-06-30
Cannabis Sativa, Inc.
filed 2014-08-19
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2014
or

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

The number of shares of the issuer’s Common Stock outstanding as of August 14, 2014 is 15,014,738.

INDEX

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

Condensed Consolidated Balance Sheet – As of June 30, 2014 (Unaudited) and December 31, 2013
Condensed Consolidated Statements of Operations (Unaudited) – For the Three and Six Months Ended June 30, 2014 and from the Date of Inception April 9, 2013 through June 30, 2014
Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Six Months Ended June 30, 2014 and from the Date of Inception April 9, 2013 through June 30, 2014
Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2014	2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$89,091	$14,863
Accounts receivable	1,130	-
Inventory	20,063	3,969
Prepaids	-	1,784

Total Current Assets	110,284	20,616

Property and equipment, net	8,100	2,033
Goodwill	13,070,346	-
Intangibles, net	3,066,169	3,782
Available-for-sale securities	140,000	-
Long-term investments	8,938	-
Deposits	1,031	881

Total Assets	$16,404,868	$27,312

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Dividends payable	$27,365	-
Accounts payable and accrued expenses	15,630	5,245
Derivative liability	-	32,309,105
Due to related parties	479,575	196,279
Accrued interest	5,667	4,319

Total Current Liabilities	528,237	32,514,948

Related party convertible notes payable, net of discount	-	14,727
Convertible notes payable, net of discount	-	2,162
Due to related parties	3,000,000	-

Total Liabilities	3,528,237	32,531,837

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
15,014,738 and 7,825,000 issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	15,015	7,825
Non-controlling interest	894	-
Additional paid-in capital	45,584,310	33,022
Retained deficit	(32,723,588)	(32,545,372)

Total Stockholders' Equity (Deficit)	12,876,631	(32,504,525)

Total Liabilities and Stockholders' Equity	$16,404,868	$27,312

The Accompanying Notes are an Integral
Part of these Condensed Consolidated Financial Statements

Index

CANNABIS SATIVA, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2014 and from the
Date of Inception (April 9, 2013) through June 30, 2013
(Unaudited)

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014	From the Date of Inception (April 9, 2013) through June 30, 2013

Revenues	$227	$1,672	$-

Cost of goods sold	915	1,631	-

Gross profit	(688)	41	-

General and administrative expenses	99,889	165,161	35,322

Loss from operations	(100,577)	(165,120)	(35,322)

Interest (expense)	(3,534)	(13,096)	-

Income (loss) before income taxes	(104,111)	(178,216)	(35,322)

Income taxes	-	-	-

Net Income (Loss)	$(104,111)	$(178,216)	$(35,322)

Net loss per common share
Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares; basic and diluted	11,714,071	10,016,293

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

Index

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2014 and from the
Date of Inception (April 9, 2013) through June 30, 2013
(Unaudited)

	For the Six Months Ended June 30, 2014	For the Period form the Date of Inception (April 9, 2013) thorugh June 30, 2013
Cash flows from operating activities:
Net loss	$(178,216)	$(35,322)

Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	1.294	-
Contributed capital	24,188	-
Amortization of note discount	5,559	-
Loss on derivative liability	-	-
Changes in assets and liabilities:		-
Accounts receivable	(1,130)	-
Intercompany receivable	(5,315)	-
Inventory	(16,094)	(1,454)
Prepaids	1,784	-
Deposits	(150)	-
Accounts payable and accrued expenses	10,384	2,615
Accrued interest	1,348	-

Net cash used by operating activities	(156,348)	(34,161)

Cash flows from investing activities:
Purchase of fixed assets and intangibles	(20,427)	-
Cash acquired in merger	27,707	-

Net cash provided by investing activities	7,280	-

Cash flows from financing activities:
Proceeds from related parties	223,296	34,602
Payments to related parties	-	-
Proceeds from sale of common stock	-	13

Net cash provided by financing activities	223,296	34,615

Net increase in cash	74,228	454

Cash at beginning of period	14,863	-

Cash at end of period	$89,091	$454

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Conversion of debt to equity	$78,112	$-
Acquisition of assets in merger	$3,198,258	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

Index

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and From the
Date of Inception (April 9, 2013) Through June 30, 2013
(Unaudited)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Cannabis Sativa, Inc., formerly named Ultra Sun Corp. (“we”, “us”, “our” or “Company”), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the current reports on Form 8-K filed with the SEC July 18, 2013 and July 7, 2014.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2014, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

The Company was incorporated under the laws of the State of Nevada on November 5, 2004 under the name Ultra Sun Corp. The Company’s previous operations were in operating a tanning salon business.  The Company sold its tanning salon business on September 30, 2013 and plans to conduct all business through its subsidiaries Wild Earth Naturals Inc. (“Wild Earth”) and Kush  (“Kush”).  On November 13, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name to “Cannabis Sativa, Inc.,” effective November 18, 2013.

Wild Earth was incorporated under the laws of the State of Nevada on April 9, 2013 for the purpose of operating an herbal products’ business.

Kush was incorporated under the laws of the State of Nevada on January 24, 2013 for the purpose of researching, developing and licensing specialized natural cannabis products, including cannabis formulas, edibles, topicals, strains, recipes and delivery systems.

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

Index

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and From the
Date of Inception (April 9, 2013) Through June 30, 2013
(Unaudited)

On June 30, 2014, the Company, CBDS Merger Corp., a Nevada corporation (“Merger Corp.”), and KUSH, a Nevada corporation (“Kush”) entered into an Agreement and Plan of Reorganization dated as of June 30, 2014 (the “ Reorganization Agreement”) pursuant to which the Company formed Merger Corp. as a new, wholly-owned subsidiary of the Registrant, Merger Corp. was merged into Kush with Kush continuing as the surviving corporation, and the Company issued 3,300,667 shares of its restricted common stock to the stockholders of Kush in exchange for all the issued and outstanding shares of Kush capital stock (the “Reorganization”).  As a result of the Reorganization, Kush became a wholly owned subsidiary of the Company and the Company had a total of 15,014,738 shares of common stock outstanding, of which 3,300,667 or approximately 22.0% were issued to the Kush stockholders.

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

Principles of Consolidation

The financial statements include the accounts of Cannabis Sativa Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments through which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method where applicable. Investments through which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method where applicable.

Accounts Receivable

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  As of June 30, 2014 the Company has not recorded an allowance for doubtful accounts as it fully expects to receive payment.

Inventory:

The Company calculates inventory using the average cost method to value inventory.  Inventory cost includes those costs directly attributable to the product before sale.

Fair Value of Financial Instruments:

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, inventory, accounts payable, accrued liabilities, and notes payable approximate fair value given their short term nature or effective interest rates.

Cash and Cash Equivalents:

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Index

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and From the
Date of Inception (April 9, 2013) Through June 30, 2013
(Unaudited)
Intangible Assets:

The intangible assets are comprised of patent and trademarks, intellectual property rights, goodwill and the Company’s “CBDS.com” website domain. The intangible assets are being amortized using the straight-line method over its economic life.

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  As of June 30, 2014, the Company has no outstanding potentially dilutive securities.

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

The effective income tax rate of 0% for the periods ended June 30, 2014 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  For the six months ended June 30, 2014 a tax benefit of approximately $60,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of June 30, 2014 the Company had net operating losses of approximately $360,000 resulting in a deferred tax asset of approximately $122,000.

The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.   Kush Merger

On June 30, 2014, the Company, CBDS Merger Corp., a Nevada corporation (“Merger Corp.”), and KUSH, a Nevada corporation (“Kush”) entered into an Agreement and Plan of Reorganization dated as of June 30, 2014 (the “ Reorganization Agreement”) pursuant to which the Company formed Merger Corp. as a new, wholly-owned subsidiary of the Registrant, Merger Corp. was merged into Kush with Kush continuing as the surviving corporation, and the Company issued 3,300,667 shares of its restricted common stock to the stockholders of Kush in exchange for all the issued and outstanding shares of Kush capital stock (the “Reorganization”).  As a result of the Reorganization, Kush became a wholly owned subsidiary of the Company and the Company had a total of 15,014,738 shares of common stock outstanding, of which 3,300,667 or approximately 22.0% were issued to the Kush stockholders. The excess of the fair value of stock the stock issued in the transaction over the value of the assets acquired resulted in goodwill of $13,070,346.

Index

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and From the
Date of Inception (April 9, 2013) Through June 30, 2013
(Unaudited)

Pursuant to the terms of the Reorganization Agreement, at the closing of the Reorganization, the size of the Company’s board of directors was increased from three to five and Steven Kubby and Gary Johnson, directors of Kush, were appointed as directors.  In addition, Steven Kubby was appointed as the Chairman of the Board, David Tobias resigned from his positions as President, CEO and Secretary of the Company and Gary Johnson was appointed as the President, CEO and Secretary, to fill the vacancies created by Mr. Tobias’ resignation.  Mr. Tobias will continue to serve as a director of the Company and as President and Secretary of Wild Earth Naturals, Inc.

The following unaudited proforma condensed combined statement of operations reflects the results of operations of CANNABIS SATIVA (formerly Ultra Sun Corp.) for the six months ended June 30, 2014, the results of operations for WILD EARTH NATURALS for the six months ended June 30, 2014, and the results of operations for KUSH for the six months ended June 30, 2014 as if the Companies had been consolidated effective January 1, 2014

	Cannabis Sativa	Wild Earth Naturals	Kush	Proforma

Revenue	$-	$1,672	$-	$1,672

Cost of revenue	-	1,631	-	1,631

Gross profit	-	41	-	41

General and administrative expense	3,940	161,221	278,374	443,535

Other expense
Realized loss on available-for-sale securities	-	-	337,440	337,440
Interest expense	6,908	6,188	-	13,096

Loss from continued operations	(10,848)	(167,368)	(615,814)	(794,030)

Net loss	$(10,848)	$(167,368)	$(615,814)	$(794,030)

The following unaudited proforma condensed combined statement of operations reflects the results of operations of CANNABIS SATIVA (formerly Ultra Sun Corp.) for the six months ended June 30, 2013, the results of operations for WILD EARTH NATURALS for the period from the date of inception (April 9, 2013) through June 30, 2013, and the results of operations for KUSH for the period from the date of inception (January 24, 2013) through June 30, 2013 as if the Companies had been consolidated effective January 1, 2014.

	Cannabis Sativa	Wild Earth Naturals	Kush	Proforma

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

General and administrative expense		35,322	29,852	65,174

Loss from continued operations	-	(35,322)	(29,852)	(65,174)

Income (loss) from discontinued operations	(7,764)	-	-	(7,764)

Net loss	$(7,764)	$(35,322)	$(29,852)	$(72,938)

Index

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and From the
Date of Inception (April 9, 2013) Through June 30, 2013
(Unaudited)

3.  Goodwill

As of June 30, 2014, the Company recorded $13,070,346 in goodwill as a result of the acquisition of Kush.  The balance represents the excess of the fair value of stock issued in the acquisition over the book value of the assets acquired.

4.  Intangibles, net

As of June 30, 2014 and December 31, 2014, the Company had net intangible assets of $3,066,169 and $3,782, respectively.  As of June 30, 2014 and December 31, 2013 intangible assets were comprised of the following:

	June 30, 2014	December 31, 2013
CBDS.com website (Cannabis Sativa)	$14,000	-
Patents and Trademarks (Wild Earth)	4,940	3,790
Intellectual Property Rights (Kush)	3,060,000	-
Less: Accumulated Amortization	(12,771)	(8)

	$3,066,169	$3,782

5.  Available-for-Sale Securities

Our available-for-sale securities are an investment in a marketable trading security. As such it will be adjusted to fair market value at each reporting date.  The unrealized price variation will be reflected on our statement of comprehensive income (loss) as well as in our equity section of our balance sheet as an accumulated comprehensive loss. Subsequent to June 30, 2014, the Company has sold all holdings related to the security for proceeds of $147,821.

6.   Long Term Investment in KPAL, LLC

Kush, a wholly-owned subsidiary of the Company, owns an approximately 90% membership interest in KPAL, LLC, a Texas limited liability company.  KPAL, LLC's only assets are the ongoing capitalized costs associated with three patent applications filed with the U.S. Patent and Trademark Office in March and April 2010 with regard to the CTA strain, its use in a lozenge and as a treatment for hypertension.  To date, none of the applications has been granted and no patents have issued.  Kush is continuing to pursue such applications; however, no assurances can be given that any of the patent applications will result in the issuance of a patent to Kush.  All amounts owed at June 30, 2014 to the outside attorney as of that date are being accrued in accounts payable and will be paid by the Company.

7.   Convertible Notes Payable – Related Party and Non-Related Party

In connection with the Wild Earth Reorganization as noted above, the Company amended and consolidated its outstanding promissory notes having an outstanding balance of principal and accrued interest in the amount of $78,112 as of April 22, 2013.  The Company issued new convertible promissory notes to the holders in exchange for their old notes which included the accrued and unpaid interest on the old notes through April 22, 2013 in the principal balance of the new notes.  In addition, the notes were amended to extend the maturity date from December 31, 2013 to May 31, 2016, provide that the principal (but not the interest) of the new notes is convertible into shares of the Company’s common stock at the rate 4.25% of the then issued and outstanding shares of the Company’s common stock for each $10,000 in principal converted, provide that the notes may not be prepaid, and make other changes as set forth in the new notes.  No payments were made by the Company or the note holders in connection with the amendment and consolidation of the old notes.   In connection with the Wild Earth Reorganization, the note holders of the Company sold convertible promissory notes having an aggregate principal balance of $68,112 as of April 22, 2013 to certain stockholders of Wild Earth in private transactions.

At April 22, 2013 the principal balance was convertible into 658,533 shares of the Company’s common stock.  This conversion feature resulted in a beneficial conversion value of $475,055 and a corresponding note discount in the full value of the principal amounts of the notes.  The note discount is being amortized over the remaining life of the notes.  Amortization of the note discount for the six months ended June 30, 2014 totaled $5,559 and is included in interest expense for the period presented.

During the quarter ended March 31, 2014, the holders of these convertible notes converted the entire outstanding principal balance of $78,112 into 3,889,071 shares of the Company’s common stock.  The conversion resulted in the extinguishment of the Company’s $32,309,105 derivative liability outstanding at December 31, 2013 and the remaining unamortized note discount of $55,664.

As of June 30, 2014 accrued interest on the convertible notes totaled $5,667 and remains unpaid.

8.   Due to Related Parties

During the six months ended June 30, 2014 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses.  As of June 30, 2014, net advances to the Company were $419,575.  These advances are non-interest bearing in nature.  The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $6,188.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital at June 30, 2014.

Index

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and From the
Date of Inception (April 9, 2013) Through June 30, 2013
(Unaudited)

Kush, a wholly-owned subsidiary of the Company, is a party to three individual license agreements with Steve Kubby.  Pursuant to the license agreements Kush owes a total of $3,060,000 in license fees to Mr. Kubby at various dates, all of which has been accrued as of June 30, 2014. The table below represents the future payment schedule due Mr. Kubby related to license agreements:

Payment Date:	Amount Due:
September 30, 2014	$60,000
July 31, 2015	1,000,000
December 31, 2015	1,000,000
June 30, 2016	1,000,000

$3,060,000
Current Portion	60,000
Long-Term Portion	3,000,000

Under the terms of the agreements, in the event any such payment is not made in full when due, and if the stock of Licensee or its parent is publicly traded in the over-the-counter market or on a national exchange, Licensee may pay or the Licensor may elect to be paid the unpaid payment amount in the form of unregistered shares of such publicly traded stock of Licensee or its parent, which shares shall be valued at a 35% discount to the average closing price for such stock in the over-the-counter market or on a national exchange during the 30 trading days preceding the issuance of such shares.

9.   Fair Value Measurements

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, notes payable, accounts payable, accrued liabilities approximate fair value given their short term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.  As of June 30, 2014, assets and liabilities measured at fair value on a recurring basis were as follows:

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and From the
Date of Inception (April 9, 2013) Through June 30, 2013
(Unaudited)

	Total	Level 1	Level 2	Level 3
Assets:

Available-for-sale securities	$140,000	$140,000	$-	$-

Total assets measured at fair value	$140,000	$140,000	$-	$-

Liabilities	$-	$-	$-	$-

Total liabilities measured at fair value	$-	$-	$-	$-

10.   Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception. As reported in the financial statements, the Company has an accumulated deficit of $32,723,588. At June 30, 2014, the Company had total current assets of $110,284 and total current liabilities totaling $528,237, and a working capital deficit of $417,953, however, the majority of the assets of the Company are in the form of intangible assets.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

11.   Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined that other than listed below, there are no additional events that require disclosure.

Subsequent to June 30, 2014, the Company sold its available-for-sale securities for gross proceeds of $147,821.

Index

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

Overview

We are in the business of developing, manufacturing, and selling plant-derived lotions, creams, and other formulations for human consumption.  The Company's market will include direct selling to retailers and consumers, and also to other companies under terms of licensing rights to product formulas.  Through the Company’s acquisition of Kush our plan is to engage in developing, producing, marketing and selling end consumer products to the nutriceutical industry containing the hemp plant extract, Cannabidoil (CBD).

Results of Operation

	For the three months ended June 30, 2014	For the period from inception (April 9, 2013) through June 30, 2013
	(Unaudited)	(Unaudited)
Revenue	$227	$-
Cost of goods sold	915	-
Gross profit	(688)	-
General and administrative expenses	99,889	35,322
Interest expense	3,534	-
Loss from continued operations	(104,111)	(35,322)
Net Loss	$(104,111)	$(35,322)

Comparative financial data for the full six months ended June 30, 2013 is not included in this report because the Company was only recently incorporated in April 2013.

Revenue – The Company had immaterial revenues related to its ongoing operations for the periods ended June 30, 2014.

Cost of Goods Sold – The Company had immaterial cost of goods sold for the periods ended June 30, 2014.

General and Administrative Expenses – The Company had general and administrative expenses of $99,889 for the three months ended June 30, 2014 and general and administrative expenses of $35,322 for the period from the date of inception (April 9, 2013) through June 30, 2013  General and administrative expenses consisted primarily of professional fees, consulting expenses, payroll expenses, rent and transfer agent fees.

Index

Interest Expense – The Company had interest expenses of $3,534 for the three months ended June 30, 2014 and $0 for the period from the date of inception (April 9, 2013) through June 30, 2013.  Interest expense for the period ended June 30, 2014 was primarily related to the Company’s imputed interest on its advances from related parties.

Liquidity and Capital Resources

There have been significant changes in our business and financial condition as a result of the Reorganization with Wild Earth Naturals and our acquisition of Kush.  We anticipate that we will require significant additional debt or equity capital in order to continue our operations and implement our business plan.  We have not entered into any agreement or arrangement for the provision of such financing and no assurances can be given that such financing will be available to us on acceptable terms or at all.

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

Forward-looking statements involve risks, uncertainties and assumptions.  These uncertainties and other factors include, but are not limited to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 in Part I, Item 1A under the caption “Risk Factors” and in Item 2.01 of our current reports on Form 8-K filed with the Securities and Exchange Commission on July 18, 2013 and July 7, 2014, respectively.     Actual results may differ materially from those expressed in the forward-looking statements.  You should understand that many important factors could cause our results to differ materially from those expressed in the forward-looking statements.  These factors include, without limitation, Kush as a development stage business, the Company’s need for additional capital, our regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to integrate acquired companies and their assets and personnel into our business, our obligations to pay professional fees, and other economic conditions and increases in corporate maintenance and reporting costs.  Unless legally required, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Off Balance Sheet Arrangements

None

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in

Index

the reports it files under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding disclosure.  Based on this evaluation, management concluded that as of June 30, 2014 our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, which is described below.  It should be noted that a controls system cannot provide absolute assurance that the objectives of the controls systems are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 1A.	Risk Factors.

See the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013, and in Item 2.01 of our current reports on Form 8-K filed with the Securities and Exchange Commission on July 18, 2013 and July 7, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As reported in the current report on Form 8-K filed on July 7, 2014, on June 30, 2014, the Company issued an aggregate of 3,300,667 shares of common stock in relation to the acquisition of Kush.  The shares were issued without registration under the Securities Act, in reliance on exemptions from the registration requirements of the Securities Act. The certificates representing the shares were imprinted with customary restricted stock

On June 30, 2014, the Company issued an aggregate of 3,300,667 shares of common stock in relation to the acquisition of Kush.  The shares were issued without registration under the Securities Act, in reliance on exemptions from the registration requirements of the Securities Act. The certificates representing the shares were imprinted with customary restricted stock legend.

Index

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

2.1	2	Agreement and Plan of Reorganization among the Registrant, CBDS Merger Corp. and Kush dated as of June 30, 2014*	Incorporated by Reference(1)
2.2	2	Articles of Merger among CBDS Merger Corp. and Kush dated as of June 30, 2014	Incorporated by Reference(1)
2.3	2	Plan of Merger among the CBDS Merger Corp. and Kush dated as of June 30, 2014	Incorporated by Reference(1)
3.1	3	Articles of Incorporation	Incorporated by Reference(2)
3.2	3	Certificate of Amendment to Articles of Incorporation	Incorporated by Reference(3)
3.3	3	Bylaws	Incorporated by Reference(1)
10.1	10	License Agreement Between Steven Kubby and Kush dated as of June 6, 2014, regarding the NZT Strain	Incorporated by Reference(1)
10.2	10	License Agreement Between Steven Kubby and Kush dated as of June 6, 2014, regarding MJM	Incorporated by Reference(1)
10.3	10	License Agreement Between Steven Kubby and Kush dated as of June 6, 2014, regarding the salve/ointment.	Incorporated by Reference(1)
10.4	10	Employment Agreement with Steven Kubby dated as of June 30, 2014.	Incorporated by Reference(1)
10.5	10	Employment Agreement with Gary Johnson dated as of June 30, 2014.	Incorporated by Reference(1)
31.1	31	Section 302 Certification of Principal Executive Officer	This Filing
31.2	31	Section 302 Certification of Principal Financial Officer	This Filing
32.1	32	Section 1350 Certification of Principal Executive Officer	This Filing
32.2	32	Section 1350 Certification of Principal Financial Officer	This Filing
101.INS(4)		XBRL Instance Document	This Filing
101.SCH(4)		XBRL Taxonomy Extension Schema	This Filing
101.CAL(4)		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF(4)		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB(4)		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE(4)		XBRL Taxonomy Extension Presentation Linkbase	This Filing

(1)Incorporated by reference to the applicable exhibit to the Registrant’s current report on Form 8-K filed on July 7, 2014.
(2)Incorporated by reference to Exhibit 3.01 of the Company’s Registration Statement on Form 10 filed January 28, 2009.
(3)Incorporated by reference to Exhibit 3.2 to the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2014, filed on May 19, 2014.
(4)XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other documents.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.

Date:           August 19, 2014
By:  _________________________________
Gary Johnson, President
(Principal Executive Officer)

By:  _________________________________
Catherine Carroll, Chief Financial Officer
(Principal Financial and Accounting Officer)