Form 10-Q
period 2014-09-30
Cannabis Sativa, Inc.
filed 2014-11-19
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2014
or

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

The number of shares of the issuer’s Common Stock outstanding as of November 14, 2014 is 15,033,905.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet – As of September 30, 2014 (Unaudited) and December 31, 2013
Condensed Consolidated Statements of Operations (Unaudited) – For the Three and Nine Months Ended September 30, 2014 and from the Date of Inception (April 9, 2013) through September 30, 2013
Condensed Consolidated Statements of Cash Flows (Unaudited) – For the Nine Months Ended September 30, 2014 and from the Date of Inception (April 9, 2013) through September 30, 2013
Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2014	2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$40,885	$14,863
Inventory	20,086	3,969
Prepaids	-	1,784

Total Current Assets	60,971	20,616

Property and equipment, net	7,204	2,033
Goodwill	13,070,346	-
Intangibles, net	3,038,038	3,782
Available-for-sale securities	14,302	-
Deposits	1,031	881

Total Assets	$16,191,892	$27,312

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Dividends payable	$27,365	$-
Accounts payable and accrued expenses	59,124	5,245
Derivative liability	-	32,309,105
Due to related parties	1,410,482	196,279
Accrued interest	5,667	4,319
Total Current Liabilities	1,502,638	32,514,948
Related party convertible notes payable, net of discount	-	14,727
Convertible notes payable, net of discount	-	2,162
Due to related parties	2,000,000	-
Total Liabilities	3,502,638	32,531,837

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
none issued or outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
15,014,738 and 7,825,000 issued and outstanding
at September 30, 2014 and December 31, 2013, respectively	15,015	7,825
Accumulated comprehensive income	14,302	-
Non-controlling interest	894	-
Additional paid-in capital	45,598,671	33,022
Retained deficit	(32,939,628)	(32,545,372)
Total Stockholders' Equity (Deficit)	12,689,254	(32,504,525)
Total Liabilities and Stockholders' Equity	$16,191,892	$27,312

The Accompanying Notes are an Integral
Part of these Condensed Consolidated Financial Statements

CANNABIS SATIVA, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2014 and from the
Date of Inception (April 9, 2013) through September 30, 2013
(Unaudited)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	From the Date of Inception (April 9, 2013) through September 30, 2013

Revenues	$1,114	$109	$2,786	$109

Cost of goods sold	387	-	2,018	-

Gross profit	727	109	768	109

General and administrative expenses	171,132	88,349	336,293	123,671

Loss from operations	(170,405)	(88,240)	(335,525)	(123,562)

Interest (expense)	(5,635)	(1,600)	(18,731)	(1,600)
Realized (loss) on available-for-sale securities	(40,000)	-	(40,000)	-

Loss from continued operations	(216,040)	(89,840)	(394,256)	(125,162)

Loss from discontinued operations	-	(26,280)	-	(26,280)

Loss before income taxes	(216,040)	(116,120)	(394,256)	(151,442)

Income taxes	-	-	-	-

Net loss	$(216,040)	$(116,120)	$(394,256)	$(151,442)

Loss per common share from continued operations
Basic and diluted	$(0.01)	$(0.01)	$(0.03)

Loss per common share from discontinued operations
Basic and diluted	$-	$(0.00)	$-

Net loss per common share
Basic and diluted	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares; basic and diluted	15,014,738	7,825,000	11,700,568

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and from the
Date of Inception (April 9, 2013) through September 30, 2013
(Unaudited)

	For the Nine Months Ended September 30, 2014	For the Period form the Date of Inception (April 9, 2013) thorugh September 30, 2013
Cash flows from operating activities:
Net loss	$(394,256)	$(151,442)

Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	40,457	1,195
Contributed capital	38,549	9,300
Amortization of note discount	5,559	-
Realized loss on available-for-sale securities	40,000	-
Changes in assets and liabilities:
Employee advance	-	(75)
Intercompany receivable	(5,315)	-
Inventory	(16,117)	(2,295)
Prepaids	1,784	(1,388)
Deposits	(150)	(881)
Accounts payable and accrued expenses	53,878	54,212
Accrued interest	1,348	1,599
Amortization of rent forgiveness	-	(260)

Net cash used by operating activities	(234,263)	(90,035)

Cash flows from investing activities:
Purchase of fixed assets and intangibles	(21,625)	(3,404)
Sale of fixed assets	-	965
Proceeds from sale of available for sale securities	100,000	-
Cash acquired in merger	27,707	7,322

Net cash provided by investing activities	106,082	4,883

Cash flows from financing activities:
Proceeds from related parties	223,296	150,877
Payments to related parties	(69,093)	-

Net cash provided by financing activities	154,203	150,877

Net increase in cash	26,022	65,725

Cash at beginning of period	14,863	-

Cash at end of period	$40,885	$65,725

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Conversion of debt to equity	$78,112	$-
Acquisition of assets in merger	$3,198,258	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and From the
Date of Inception (April 9, 2013) Through September 30, 2013
(Unaudited)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Cannabis Sativa, Inc., formerly named Ultra Sun Corp. (“we”, “us”, “our” or “Company”), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the current reports on Form 8-K filed with the SEC July 18, 2013, August 13, 2013 and July 7, 2014.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2014, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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
For the Three and Nine Months Ended September 30, 2014 and From the
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

Pursuant to the terms of the Reorganization Agreement with Kush, at the closing of the Reorganization, the size of the Company’s board of directors was increased from three to five and Steven Kubby and Gary Johnson, directors of Kush, were appointed as directors.  In addition, Steven Kubby was appointed as the Chairman of the Board, David Tobias resigned from his positions as President, CEO and Secretary of the Company and Gary Johnson was appointed as the President, CEO and Secretary, to fill the vacancies created by Mr. Tobias’ resignation.  Mr. Tobias continued to serve as a director of the Company and as President and Secretary of Wild Earth Naturals, Inc.

On September 29, 2014, the board of directors of the Company accepted the resignation of Barry Tobias from his position as a director of the Company. Also on September 29, 2014, the Company increased the size of the board of directors from five to seven and appointed Stephen Downing, Senator Mike Gravel and Judge James Gary as directors to fill the vacancies created by the resignation of Mr. Tobias and the increase in the size of the board.

The following unaudited proforma condensed combined statement of operations reflects the results of operations of CANNABIS SATIVA (formerly Ultra Sun Corp.) for the nine months ended September 30, 2014, the results of operations for WILD EARTH NATURALS for the nine months ended September 30, 2014, and the results of operations for KUSH for the nine months ended September 30, 2014 as if the Companies had been consolidated effective January 1, 2014.

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and From the
Date of Inception (April 9, 2013) Through September 30, 2013
(Unaudited)

	Cannabis Sativa	Wild Earth Naturals	Kush	Proforma

Revenue	$-	$2,786	$-	$2,786

Cost of revenue	-	2,018	-	2,018

Gross profit	-	768	-	768

General and adminstrative expense	5,699	262,964	278,374	547,037

Other expense
Realized loss on available-for-sale securities	-	-	377,440	377,440
Interest expense	6,908	11,823	-	18,731

Loss from continued operations	(12,607)	(274,019)	(655,814)	(942,440)

Net loss	$(12,607)	$(274,019)	$(655,814)	$(942,440)

The following unaudited proforma condensed combined statement of operations reflects the results of operations of CANNABIS SATIVA (formerly Ultra Sun Corp.) for the nine months ended September 30, 2013, the results of operations for WILD EARTH NATURALS for the period from the date of inception (April 9, 2013) through September 30, 2013, and the results of operations for KUSH for the period from the date of inception (January 24, 2013) through September 30, 2013 as if the Companies had been consolidated effective January 1, 2014.

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and From the
Date of Inception (April 9, 2013) Through September 30, 2013
(Unaudited)

	Cannabis Sativa	Wild Earth Naturals	Kush	Proforma

Revenue	$-	$109	$-	$109

Cost of revenue	-	-	-	-

Gross profit	-	109	-	109

General and adminstrative expense	-	123,671	2,229	125,900

Other expense
Interest expense	1,599	-	-	1,599

Loss from continued operations	(1,599)	(123,562)	(2,229)	(127,390)
Loss from discontinued operations	(34,044)

Net loss	$(35,643)	$(123,562)	$(2,229)	$(127,390)

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

Accounts Receivable

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  As of September 30, 2014 the Company has not recorded an allowance for doubtful accounts as it fully expects to receive payment.

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
For the Three and Nine Months Ended September 30, 2014 and From the
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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  As of September 30, 2014, the Company has no outstanding potentially dilutive securities.

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

The effective income tax rate of 0% for the periods ended September 30, 2014 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  For the Nine months ended September 30, 2014 a tax benefit of approximately $134,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of September 30, 2014 the Company had net operating losses of approximately $336,000 resulting in a deferred tax asset of approximately $111,000.

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
For the Three and Nine Months Ended September 30, 2014 and From the
Date of Inception (April 9, 2013) Through September 30, 2013
(Unaudited)

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC.  The purpose of the entity is to hold the intellectual property of Cannabis Sativa, Inc.  As of September 30, 2014 there has been no activity in the LLC.

3.  Goodwill

As of June 30, 2014, the Company recorded $13,070,346 in goodwill as a result of the acquisition of Kush.  The balance represents the excess of the fair value of stock issued in the acquisition over the book value of the assets acquired.  The Company will evaluate the carrying amount of the Goodwill on an annual basis.

4.  Intangibles, net

As of September 30, 2014 and December 31, 2013, the Company had net intangible assets of $3,038,038 and $3,782, respectively.  As of September 30, 2014 and December 31, 2013 intangible assets were comprised of the following:

	June 30, 2014	December 31, 2013
CBDS.com website (Cannabis Sativa)	$14,000	-
Patents and Trademarks (Wild Earth)	4,940	3,790
Patents and Trademarks (Kush)	10,136	-
Intellectual Property Rights (Kush)	3,060,000	-
Less: Accumulated Amortization	(51,038)	(8)

	$3,038,038	$3,782

Kush, a wholly-owned subsidiary of the Company, owns an approximately 90% membership interest in KPAL, LLC, a Texas limited liability company.  KPAL, LLC's only assets are the ongoing capitalized costs associated with three patent applications filed with the U.S. Patent and Trademark Office in March and April 2010 with regard to the CTA strain, its use in a lozenge and as a treatment for hypertension.  To date, none of the applications has been granted and no patents have issued.  Kush is continuing to pursue such applications; however, no assurances can be given that any of the patent applications will result in the issuance of a patent to Kush.  These costs have been capitalized and are included in Intangibles, net at September 30, 2014.

5.  Available-for-Sale Securities

On January 10, 2014 the Company received 10,835 shares of BioAdaptives, Inc. as a result of Kush’s holdings in Hemp, Inc.  The shares were received when Hemp, Inc. completed a spin-off of BioAdaptives, Inc.  Each 923 shares of Hemp, Inc. received 1 share of BioAdaptives, Inc.  At the time of the spin-off, Kush, Inc. was the owner of 10,000,000 shares of Hemp, Inc. common stock.  This resulted in Kush receiving 10,835 shares of BioAdaptives, Inc.  At September 30, 2014, the market price of BioAdaptive, Inc. was $1.32 per share resulting in a value of $14,302.

On July 27, 2014, the Company sold all holdings in Hemp, Inc. for proceeds of $100,000.  The Company realized a loss of $40,000 on the sale of its holdings in Hemp, Inc.  This realized loss is included in the Company’s statement of operations.

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

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and From the
Date of Inception (April 9, 2013) Through September 30, 2013
(Unaudited)

The following is a summary of available-for-sale securities at September 30, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)	Accumulated Other Comprehensive Income

Equity Securities	$-	$14,302	$-	$14,302	$14,302

Total Available-for-Sale Securities	$-	$14,302	$-	$14,302	$14,302

6.   Convertible Notes Payable – Related Party and Non-Related Party

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

At April 22, 2013 the principal balance was convertible into 658,533 shares of the Company’s common stock.  This conversion feature resulted in a beneficial conversion value of $475,055 and a corresponding note discount in the full value of the principal amounts of the notes.  The note discount is being amortized over the remaining life of the notes.  Amortization of the note discount for the nine months ended September 30, 2014 totaled $5,559 and is included in interest expense for the period presented.

During the quarter ended March 31, 2014, the holders of these convertible notes converted the entire outstanding principal balance of $78,112 into 3,889,071 shares of the Company’s common stock.  The conversion resulted in the extinguishment of the Company’s $32,309,105 derivative liability outstanding at December 31, 2013 and the remaining unamortized note discount of $55,664.

As of September 30, 2014 accrued interest on the convertible notes totaled $5,667 and remains unpaid.

7.   Due to Related Parties

During the nine months ended September 30, 2014 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses.  As of September 30, 2014, net advances to the Company were $419,575.  These advances are non-interest bearing in nature.  The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $38,549.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital at September 30, 2014.

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and From the
Date of Inception (April 9, 2013) Through September 30, 2013
(Unaudited)

Kush, a wholly-owned subsidiary of the Company, is a party to three individual license agreements with Steve Kubby.  Pursuant to the license agreements Kush owed a total of $3,060,000 in license fees to Mr. Kubby at various dates.  As of September 30, 2014, the Company has paid a total of $69,093 of the total amount.  As of September 30, 2014, the remaining amount due Mr. Kubby under the license agreements is $2,990,907.  The table below represents the future payment schedule due Mr. Kubby related to license agreements:

Payment Date:	Amount Due:
July 31, 2015	990,907
December 31, 2015	1,000,000
June 30, 2016	1,000,000
2,990,907
Less: Current Portion	(1,000,000)

Long-term portion	$1,990,907

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

8.   Fair Value Measurements

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, notes payable, accounts payable, accrued liabilities approximate fair value given their short term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.  As of September 30, 2014, assets and liabilities measured at fair value on a recurring basis were as follows:

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and From the
Date of Inception (April 9, 2013) Through September 30, 2013
(Unaudited)

	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$14,302	$14,302	$-	$-
Total assets measured at fair value	$14,302	$14,302	$-	$-

Liabilities:	$-	$-	$-	$-
Total liabilities measured at fair value	$-	$-	$-	$-

9.   Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception. As reported in the financial statements, the Company has an accumulated deficit of $32,939,628. At September 30, 2014, the Company had total current assets of $60,971 and total current liabilities totaling $1,502,638, and a working capital deficit of $1,441,667, however, the majority of the assets of the Company are in the form of intangible assets.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

10.   Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined that other than listed below, there are no additional events that require disclosure.

On October 3, 2014, the Company received $50,000 in non-interest bearing debt from an unrelated third party.  On October 30, 2014, the Company and lender agreed to convert the $50,000 outstanding principal into 5,556 shares of the Company’s common stock.  The debt conversion price was calculated at $9.00/share based on the closing price of the Company’s common stock on October 29, 2014.

On October 30, 2014, the Company and a related party entered into an agreement to convert $122,500 of non-interest bearing related party advances into 13,611 shares of the Company’s common stock.  The debt conversion price was calculated at $9.00/share based on the closing price of the Company’s common stock on October 29, 2014.

On October 10, 2014, Kush (the “Licensor”), a wholly-owned subsidiary of Cannabis Sativa, Inc. entered into a License Agreement with Green Chief LLC, dba Baked Botanicals, a Washington limited liability company (“BB”), dated effective as of October 9, 2014.  The License Agreement generally provides for the grant by the Licensor to BB of a non-exclusive license, with no right to sublicense others, to make, have made, use, sell and lease the Licensor’s proprietary recipe and process/method to maximize the cannabinoid concentrations derived from certain cannabis strains to make a marijuana edible or marijuana lozenge solely in the State of Washington and under and in compliance with the laws of the State of Washington.  The License Agreement provides for the payment by BB to the Licensor of a royalty in the amount of $1.00 for each unit of product sold under or utilizing the licensed intellectual property.  The license agreement contains additional provisions with regard to reports, books and records, marking, diligence, termination, rights litigation, notices and miscellaneous matters.

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and From the
Date of Inception (April 9, 2013) Through September 30, 2013
(Unaudited)

On October 10, 2014, the Licensor also entered into a Trademark License Agreement with BB dated effective as of October 9, 2014.  The Trademark License Agreement generally provides for the grant by the Licensor of the non-exclusive, non-transferable, revocable right to use certain trademarks and logos of the Licensor (the “Trademarks”), and the goodwill appertaining thereto, in connection with the manufacture, marketing and/or sale of BB’s products, including products manufactured, marketed and /or sold under license from the Licensor or others.  The Trademark License Agreement provides for the payment by BB to the Licensor of a royalty in an amount equal to $1.00 for each unit of product sold under or utilizing the licensed trademarks and logos.  The Trademark License Agreement contains provisions requiring BB to strictly abide by any trademarks use policy established by the Licensor and requiring that the nature and quality of all services rendered by BB in connection with the Trademarks, all goods sold by BB under the Trademarks, and all related advertising, promotional and other related uses of the Trademarks by BB shall conform to standards approved in advance of sale or distribution in writing by, and/or established in writing, by the Licensor, and shall be under the control of the Licensor.  The Trademark License Agreement contains additional provisions with regard to term and termination, disclaimer of warranties, limitation of liability, quality control, insurance, and miscellaneous matters.

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

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Results of Operations

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	Change	% Change
	(Unaudited)	(Unaudited)
Revenue	$1,114	$109	$1,005	922.02%
Cost of goods sold	387	-	387	n/a
Gross profit	727	109	618	566.97%
General and administrative expenses	(171,132)	(88,349)	(82,783)	93.70%
Interest expense	(5,635)	(1,600)	(4,035)	252.19%
Realized loss on available-for-sale securities	(40,000)	-	(40,000)	n/a
Loss from continued operations	(216,040)	(89,840)	(126,200)	140.47%
Loss from discontinued operations	-	(26,280)	26,280	-100.00%
Net Loss	$(216,040)	$(116,120)	$(99,920)	86.05%

Revenue – The Company had immaterial revenues related to its ongoing operations for the three month periods ended September 30, 2014 and 2013.

Cost of Goods Sold – The Company had immaterial cost of goods sold for the three month periods ended September 30, 2014 and 2013.

General and Administrative Expenses – The Company had general and administrative expenses of $171,132 for the three months ended September 30, 2014 and general and administrative expenses of $88,349 for the three months ended September 30, 2013, an increase of 93.70%.  General and administrative expenses consisted primarily of professional fees, consulting expenses, payroll expenses, rent and transfer agent fees.  General and administrative expenses for the three months ended September 30, 2014 also include the expenses of Kush, Inc. which was not included in the 2013 figures.

Interest Expense – The Company had interest expenses of $5,635 for the three months ended September 30, 2014 and $1,600 for the three months ended September 30, 2013.  Interest expense is related to the imputed interest on related party advances.

Realized Loss on Available-for-Sale Securities – The realized loss on available-for-sale securities is from the sale of the Company’s holdings in Hemp, Inc. common stock.

Loss from Discontinued Operations – For the three months ended September 30, 2013, the loss from discontinued operations relates to expenses attributable to the former tanning salon operations of Ultra Sun Corp.

Nine Months Ended September 30, 2014 compared to the period from inception through September 30, 2013

	For the Nine months ended September 30, 2014	For the period from the Date of Inception (April 9, 2013) through September 30, 2013
	(Unaudited)	(Unaudited)
Revenue	$2,786	$109
Cost of goods sold	2,018	-
Gross profit	768	109
General and administrative expenses	(336,293)	(123,671)
Interest expense	(18,731)	(1,600)
Realized loss on available-for-sale securities	(40,000)	-
Loss from continued operations	(394,256)	(125,162)
Loss from discontinued operations	-	(26,280)
Net Loss	$(394,256)	$(151,442)

Comparative financial data for the full nine months ended September 30, 2013 is not included in this report because the Company was only recently incorporated in April 2013.

Revenue – The Company had immaterial revenues related to its ongoing operations for the periods ended September 30, 2014 and 2013.

Cost of Goods Sold – The Company had immaterial cost of goods sold for the periods ended September 30, 2014 and 2013.

General and Administrative Expenses – General and administrative expenses consisted primarily of professional fees, consulting expenses, payroll expenses, rent and transfer agent fees.  Also included in the 2014 figures are the general and administrative expenses of Kush, Inc. since the date of acquisition.

Interest Expense – The Company had interest expenses of $18,731 for the nine months ended September 30, 2014 and $1,600 for the period from the date of inception (April 9, 2013) through September 30, 2014.  Interest expense is related to the imputed interest on related party advances.

Realized Loss on Available-for-Sale Securities – The realized loss on available-for-sale securities is from the sale of the Company’s holdings in Hemp, Inc. common stock.

Loss from Discontinued Operations – For the period from the date of inception (April 9, 2013) through  September 30, 2013, the loss from discontinued operations relates to expenses attributable to the former tanning salon operations of Ultra Sun Corp.

Liquidity and Capital Resources

There have been significant changes in our business and financial condition as a result of the Reorganization with Wild Earth Naturals and our acquisition of Kush.  We anticipate that we will require significant additional debt or equity capital in order to continue our operations and implement our business plan.  The Company will have to rely on its ability to raise additional capital, either through additional debt or equity offerings or alliances with third parties; however there can be no assurance that the Company will be able to raise such capital or create such alliances or do so on favorable terms.   If the Company is unable to raise additional capital it may be forced to cease operations.

We have had to rely on short-term funding from management or shareholders to cover ongoing expenses.  There can be no assurance that management and shareholders will continue to loan the Company funds.

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, executing its business plan and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding disclosure.  Based on this evaluation, management concluded that as of September 30, 2014 our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, which is described below.  It should be noted that a controls system cannot provide absolute assurance that the objectives of the controls systems are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.2	3	Certificate of Amendment to Articles of Incorporation	Incorporated by Reference(3)
3.3	3	Bylaws	Incorporated by Reference(2)
31.1	31	Section 302 Certification of Principal Executive Officer	This Filing
31.2	31	Section 302 Certification of Principal Financial Officer	This Filing
32.1	32	Section 1350 Certification of Principal Executive Officer	This Filing
32.2	32	Section 1350 Certification of Principal Financial Officer	This Filing
101.INS(4)		XBRL Instance Document	This Filing
101.SCH(4)		XBRL Taxonomy Extension Schema	This Filing
101.CAL(4)		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF(4)		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB(4)		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE(4)		XBRL Taxonomy Extension Presentation Linkbase	This Filing

(1)Incorporated by reference to Exhibit 3.01 of the Company’s Registration Statement on Form 10 filed January 28, 2009.
(2)Incorporated by reference to Exhibit 3.03 to the Registrant’s current report on Form 8-K filed on July 7, 2014.
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

Date:  November 19, 2014
By:  /s/ Gary Johnson
Gary Johnson, President
(Principal Executive Officer)

By:  /s/ Catherine Carroll
Catherine Carroll, Chief Financial Officer
(Principal Financial and Accounting Officer)