Form 10-K
period 2014-12-31
Cannabis Sativa, Inc.
filed 2015-04-15
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

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
Yes  ☐    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The market value of the voting and non-voting common stock is $14,292,648 based on 3,573,162 shares held by non-affiliates.    The shares were valued at $4.00 per share, that being the closing price on June 30, 2014, the last business day of the registrant’s most recently completed second quarter.

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

As of April 14, 2015, there were 16,037,238 shares of the issuer’s common stock outstanding.

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

CANNABIS SATIVA, INC.

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

Part I

Item 1.  Description of Business

General

Cannabis Sativa, Inc., formerly named Ultra Sun Corporation was incorporated under laws of Nevada in November, 2005.  We conduct our operations through our wholly-owned subsidiaries, KUSH, a Nevada corporation and Wild Earth Naturals, Inc., also a Nevada corporation.  Unless otherwise indicated, Cannabis Sativa, Inc., Kush and Wild Earth Naturals, Inc. are referred to collectively herein as “we,” “us,” the “Company,” or the “Registrant.”

Corporate History

We were incorporated under the laws of Nevada in November 2005.   Our wholly-owned subsidiary Kush was acquired by us in June 2014 in exchange for shares of our common stock.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. (“Wild Earth”) was acquired by us in July 2013 in exchange for shares of our common stock.  The acquisition of Kush resulted in a change of control of the Company and at or after the closing of the acquisition of Kush, the persons designated by Kush became the officers and directors of the Company.  From our inception through September 30, 2013 we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name “Sahara Sun Tanning.”  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013 we sold the assets of the tanning salon business to a third party.  As a result of our acquisition of Kush in June 2014, along with our Wild Earth operations we are now engaged in the developing and promoting natural cannabis products.

The Business of KUSH

Kush is engaged in the research, development and licensing of specialized natural cannabis products, including cannabis formulas, edibles, topicals, strains, recipes and delivery systems.  Kush plans to develop, produce and market its products via joint ventures with companies licensed under, and in full compliance with, state regulations applicable to cannabis businesses.  Kush is the licensee under license agreements with Steven Kubby, its founder, for a medicinal cannabis strain called NZT; a proprietary cannabis lozenge delivery methodology and a proprietary cannabis trauma cream formula.  The license agreements require the payment of license fees by Kush.  Kush through its 90% owned subsidiary filed patent applications in March and April 2010 with regard to a strain of cannabis plant named CTS-A, cannabis based compositions and methods of treating hypertension, and a lozenge delivery system.  Kush is also developing a third proprietary strain of cannabis plant named CT22.

Kush was founded by Steven Kubby to engage in business in the cannabis products industry.   Kush owns an approximately 90% interest in Kubby Patents and Licensing LLC (“KPAL”), a company founded by Mr. Kubby in February 2010 to hold and develop certain intellectual property obtained from him.  Unless otherwise indicated, Kush and KPAL are referred to collectively in this report as “Kush.”  The Registrant must obtain substantial additional equity or debt financing in order to develop the business of Kush.  The Registrant does not currently have the financial resources required to meet its obligations under the employment agreements with its officers or the various Kush license agreements or to fund continued research and development activities and commercialize the proposed products of Kush.

Perceived Cannabis Industry Trends

Kush believes that the cannabis industry will be characterized by the following principal trends: an increased emphasis on high quality products; an increased emphasis on scientific validation for products in the market place; more liberal regulation in regard to cannabis; more consolidation, take-over, and buy-out of companies in the retail, wholesale (including MLM), and supply side channels; more mainstream companies entering the marketplace; and more funded research on the potential long-term health benefits of cannabis as well as its potential curative properties.

Vision

The vision of Kush is that by 2016, it will become a highly visible, diversified, international business promoting superior quality products and offering effective customer service, fair compensation, sound management and a great working environment. Over time Kush plans to expand its licensing, research and development, intellectual properties and licensing activities to reach markets worldwide.  In order to achieve this vision, it is the goal of Kush to provide cost-effective alternatives to its customers who seek quality, affordable natural health products to aid in wellness and appearance.  In conducting its day-to-day operations, Kush will strive to:

•	Treat all colleagues and co-workers with respect & fairness.

•	Follow a philosophy that says, “Delivering quality and customer satisfaction is our business.”

•	Make positive contributions to the communities with which it does business and the community in which it conducts business.

•	Develop and enhance the skills of its associates with the intention of providing financially rewarding business opportunities.

Through a long-term commitment to this vision statement, Kush hopes to become known as a company that is committed to its customers, associates, and communities. The profits, in part, will be derived from the intangible benefits received from making a positive impact through charitable donations toward the promotion of wellness and natural product alternatives for health care.

Proposed Products

Kush currently has the following proprietary cannabis strains and proprietary delivery systems available as part of its asset base.

•	Proprietary cannabis sativa plant strain known as NZT.

•
Proprietary recipe and process/method to maximize the cannabinoid concentration derived from the NZT strain to be used to make a medical marijuana edible or to make a medical marijuana lozenge.  Kush believes that unlike the other edibles of which it is aware that take an hour or more to take effect, its lozenges will take effect in five to 15 minutes.  Kush believes this rapid acting characteristic will overcome a major issue with cannabis consumption, which has been the need to inhale cannabis in order to receive a rapid response.

•
Proprietary recipe and process/method to maximize the cannabinoid concentration derived from the proprietary strain to be used to make a salve/ointment containing cannabinoid and other herbal ingredients.

In addition, Kush has recently added another proprietary cannabis sativa strain designated “CT3,” which it believes will be more potent than the other strains.  Kush also has developed a proprietary cannabis strain, designated “CTA,” the rights to which are held by KPAL.

Kush’s current strategy is to continue prosecution of the pending patents and to treat new developments as proprietary trade secrets.  For the trade secret properties, Kush will keep the genetic information secured in a safe place and only designated persons will have access to the information.

Manufacturing and Quality Assurance

Kush plans for initial manufacturing, production and quality control operations for its cannabis products to be done via third party licensees and joint venture partners that are licensed by individual states.   Kush anticipates that the production processes of its licensees and joint venture partners will include the following activities: identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring raw materials, mixing raw materials into batches, packaging finished products, and analyzing finished product quality. They will conduct sample testing of raw materials, in-process materials, and finished products for purity, potency, and composition to determine whether the products conform to Kush’s internal specifications, and they will be required to maintain complete documentation for each of these tests. They will employ a qualified staff of professionals to develop, implement, and maintain a quality system designed to assure that Kush’s licensed products are manufactured to its specifications.

Kush plans to license distributors that are licensed by individual states.  The principal offices of Kush will be located at the offices of the Registrant in Mesquite NV.  If it is successful in implementing its business plan, and growing its product lines and market share, it anticipates that larger production runs will be produced by its state licensed joint venture companies to blend and fill to its specifications and processes.

Kush will attempt to conduct its operations so as to comply with local, state and Federal regulations thus providing its customers with the assurance and confidence of quality and safe to use products.

Marketing

Kush plans to initially develop its customer base through licensing and joint venture agreements with third parties licensed in the states in which they conduct business.  Kush anticipates that it will later expand its marketing efforts through the contacts of Steven Kubby, its founder, in the cannabis products culture via web marketing, if and to the extent such marketing activities are permitted by applicable law.

Research and Development

Kush plans to continue to conduct research and development activities with an initial focus on the following:

•	Identify and research new strains of cannabis and combinations of cannabis and cannabinoid nutrients that may be candidates for new products;

•	Introduce new herbal ingredients for use in supplements;

•	Study the metabolic activities of existing and newly identified ingredients;

•	Enhance existing products, as new discoveries in cannabis are made;

•	Formulate products to meet diverse regulatory requirements across all of its markets;

•	Investigate processes for improving the production of its formulated products; and

•	Investigate activities of natural extracts and formulated products in laboratory and clinical settings.

It is through Kush’s internal research and development efforts and its relationships with outside research organizations and health care providers that it believes it will be able to provide high quality cannabis products.   Kush plans for its research and development activities to include developing products that are new to the industry, updating existing formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing domestic and international markets.  Kush will select its ingredients to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and efficacy.  Kush will require its licensees and joint venture partners to control the quality of its products beginning at the formulation stage, and maintain quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling.  Going forward, Kush intends to increase its spending and resources for research and development.

Intellectual Property

The NZT License Agreement

Kush entered into a license agreement dated as of June 6, 2014 with Steven Kubby (“Licensor”), pursuant to which Kush was granted an exclusive, world-wide license with the right to sublicense others, to certain intellectual property (the “IP”) consisting of the right to cultivate and grow a proprietary cannabis sativa plant strain known as NZT and also known as the CTK strain (the “NZT strain”), which contains CBG, except that Licensor retained the right to continue to cultivate the NZT strain and/or use the IP for his individual use and/or consumption only.  The Agreement provides that Licensor will provide Kush with a written Terpenoid/Cannabinoid Profile prepared by an independent third party test facility and, upon written request of Licensee, such other written or other documentation/description of the genetic makeup of the NZT strain as Licensee may reasonably request. Kush is required to protect the information provided by Licensor as confidential proprietary trade secret information and not to disclose the information to anyone who does not have a need to know such information. The Agreement provides for the payment of a one-time license fee in the amount of  $2,000,000 payable (i) $1,000,000.00 on or before July 31, 2015; and $1,000,000.00 on or before June 30, 2016; provided, that in the event any such payment is not made in full when due, and if the stock of Kush or the Registrant is publicly traded in the over-the-counter market or on a national exchange, Kush may pay or Licensor may elect to be paid the unpaid payment amount in the form of unregistered shares of such publicly traded stock, which shares shall be valued at a 35% discount to the average closing price for such stock in the over-the-counter market or on a national exchange during the 30 trading days preceding the issuance of such shares. The Agreement provided that during the 30 day period preceding the due date for any payment under the License Agreement, Licensor will refrain from selling shares of any such publicly traded stock of Kush or the Registrant into the market, either directly or indirectly. The term of the agreement is until the later of the expiration of 20 years or the last to expire of any licensed patents to issue under or with respect to the intellectual property licensed under the Agreement.  The Agreement provides that subject to applicable legal requirements and required registrations, if any, within 120 days of the date of the agreement Kush shall use its commercially reasonable efforts to bring IP to market through a thorough, vigorous and diligent program and to continue active, diligent marketing efforts throughout the life of the Agreement based on market response to the product.  The Agreement provides Licensor with certain rights to inspect the facilities of Kush and to receive reports regarding product sales.  Kush’s failure to perform its obligations under the Agreement shall be grounds for Licensor to terminate the Agreement. The Agreement contains representations by Licensor that it has good and marketable title to the IP with full right and authority to grant the exclusive license to Kush however Licensor expressly made no representations or warranty that the IP manufactured, used, sold or leased under the Agreement is or will be free of claims of infringement of patent rights of any other person or persons.  The foregoing summary is qualified in its entirety by reference to the Agreement, a copy of which is included as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on July 7, 2014.

The MMJ License Agreement

Kush entered into a license agreement dated as of June 6, 2014 with Steven Kubby (“Licensor”), pursuant to which Kush was granted an exclusive, world-wide license with the right to sublicense others, to certain intellectual property (the “IP”) consisting of a proprietary recipe and process/method to maximize the cannabinoid concentrations derived from the proprietary cannabis sativa plant NZT strain (or other available strain obtained from other sources) to be used to make a medical marijuana (“MMJ”) edible or to make a MMJ lozenge.  The Agreement provides that Licensor will provide Kush with a written description of said recipes/processes/methods to Licensee upon execution of this Agreement and such other documentation as Licensee reasonably requests in writing.  Kush is required to protect the information provided by Licensor as confidential proprietary trade secret information and not to disclose the information to anyone who does not have a need to know such information. The Agreement provides for the payment of a one-time license fee in the amount of  $1,000,000 payable on or before December 31, 2015; provided, that in the event any such payment is not made in full when due, and if the stock of Kush or the Registrant is publicly traded in the over-the-counter market or on a national exchange, Kush may pay or Licensor may elect to be paid the unpaid payment amount in the form of unregistered shares of such publicly traded stock, which shares shall be valued at a 35% discount to the average closing price for such stock in the over-the-counter market or on a national exchange during the 30 trading days preceding the issuance of such shares. The Agreement provided that during the 30 day period preceding the due date for any payment under the License Agreement, Licensor will refrain from selling shares of any such publicly traded stock of Kush or the Registrant into the market, either directly or indirectly. The term of the agreement is until the later of the expiration of 20 years or the last to expire of any licensed patents to issue under or with respect to the intellectual property licensed under the Agreement.  The Agreement provides that subject to applicable legal requirements and required registrations, if any, within 120 days of the date of the agreement Kush shall use its commercially reasonable efforts to bring IP to market through a thorough, vigorous and diligent program and to continue active, diligent marketing efforts throughout the life of the Agreement based on market response to the product.  The Agreement provides Licensor with certain rights to inspect the facilities of Kush and to receive reports regarding product sales.  Kush’s failure to perform its obligations under the Agreement shall be grounds for Licensor to terminate the Agreement. The Agreement contains representations by Licensor that it has good and marketable title to the IP with full right and authority to grant the exclusive license to Kush however Licensor expressly made no representations or warranty that the IP manufactured, used, sold or leased under the Agreement is or will be free of claims of infringement of patent rights of any other person or persons.  The foregoing summary is qualified in its entirety by reference to the Agreement, a copy of which is included as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on July 7, 2014.

The Salve/Ointment License Agreement

Kush entered into a license agreement dated as of June 6, 2014 with Steven Kubby (“Licensor”), pursuant to which Kush was granted an exclusive, world-wide license with the right to sublicense others, to certain intellectual property (the “IP”) consisting of a proprietary recipe and process/method to maximize the cannabinoid concentrations derived from the proprietary cannabis plant NZT strain (or other available strain obtained from other sources) to be used to make a salve/ointment containing CBD and Arnica Montana.  The Agreement provides that Licensor will provide Kush with a written description of said recipes/processes/methods to Licensee upon execution of this Agreement and such other documentation as Licensee reasonably requests in writing.  Kush is required to protect the information provided by Licensor as confidential proprietary trade secret information and not to disclose the information to anyone who does not have a need to know such information. The Agreement provides for the payment of a one-time license fee in the amount of  $60,000 payable on or before September 30, 2014; provided, that in the event any such payment is not made in full when due, and if the stock of Kush or the Registrant is publicly traded in the over-the-counter market or on a national exchange, Kush may pay or Licensor may elect to be paid the unpaid payment amount in the form of unregistered shares of such publicly traded stock, which shares shall be valued at a 35% discount to the average closing price for such stock in the over-the-counter market or on a national exchange during the 30 trading days preceding the issuance of such shares. The Agreement provided that during the 30 day period preceding the due date for any payment under the License Agreement, Licensor will refrain from selling shares of any such publicly traded stock of Kush or the Registrant into the market, either directly or indirectly. The term of the agreement is until the later of the expiration of 20 years or the last to expire of any licensed patents to issue under or with respect to the intellectual property licensed under the Agreement.  The Agreement provides that subject to applicable legal requirements and required registrations, if any, within 120 days of the date of the agreement Kush shall use its commercially reasonable efforts to bring IP to market through a thorough, vigorous and diligent program and to continue active, diligent marketing efforts throughout the life of the Agreement based on market response to the product.  The Agreement provides Licensor with certain rights to inspect the facilities of Kush and to receive reports regarding product sales.  Kush’s failure to perform its obligations under the Agreement shall be grounds for Licensor to terminate the Agreement. The Agreement contains representations by Licensor that it has good and marketable title to the IP with full right and authority to grant the exclusive license to Kush however Licensor expressly made no representations or warranty that the IP manufactured, used, sold or leased under the Agreement is or will be free of claims of infringement of patent rights of any other person or persons.  The foregoing summary is qualified in its entirety by reference to the Agreement, a copy of which is included as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on July 7, 2014.

The KPAL Patent Applications

In March and April 2010, KPAL, filed three patent applications with the U.S. Patent and Trademark Office with regard to the CTA strain, its use in a lozenge and as a treatment for hypertension.  To date, none of the applications has been granted and no patents have issued.  Kush is continuing to pursue such applications; however, no assurances can be given that any of the patent applications will result in the issuance of a patent to Kush.

Competition

The market for the sale of cannabis products is highly fragmented and competitive.  We believe that competition is based principally upon price, quality, and efficacy of products, customer service, brand name and marketing and trade support, and successful new product introductions.

We believe Kush’s competition will include numerous cannabis product companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories.  In addition, we anticipate that large pharmaceutical companies may eventually compete with Kush in the cannabis product market.  These companies and certain large entities may be anticipated to have broader product lines and/or larger sales volumes than Kush and have significantly greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  We anticipate that many of our larger competitors will be able to compete more effectively due to a greater extent of vertical integration that could have a material adverse effect on Kush’s results of operations and financial condition.

Regulation

Kush’s operations are subject to a complex web of Federal and state regulations that are evolving at a rapid rate.  Marijuana is currently classified as a Schedule I controlled substance under the Controlled Substances Act  (U.S.C. Section 811) which generally means that Congress has determined that marijuana is a dangerous drug and that the illegal distribution and sale of marijuana is a serious crime.  The Controlled Substances Act does not recognize the differences between medical and recreational uses of marijuana and all uses are prohibited.  On the other hand many states have legalized various aspects of marijuana manufacture and distribution, although such activities are subject to stringent licensing and regulation which vary from state to state.  In these states there exists a clear conflict between Federal and state law which has yet to be resolved.

Although many states have chosen to enact rules and regulations permitting the use of medical cannabis for their citizens under a State approved Medical Marijuana Program, under federal law cannabis is illegal.  The State Medical Marijuana Programs provide protection from criminal prosecution for patients and primary caregivers who are qualified to participate in the Program and are in compliance with the regulations governing the Program.

In November, 2012 Colorado residents voted in favor of Amendment 64, an initiative ballot measure which allowed for the “personal use and regulation of marijuana” in Colorado.  The initiative was enacted as Article 18, sec. 16 of the Colorado State Constitution and was implemented on January 1, 2014.  It is referred to as “recreational use” by adults 21 and older and allows for the State to regulate commercial cultivation, manufacturing and sales of cannabis.
Similarly, in November, 2012, the residents of the State of Washington voted in favor of Initiative 502 which allows for “recreational use” by adults 21 and older and allows for the State regulation of commercial cultivation, manufacturing and sales of cannabis.

Although Colorado and Washington have enacted voter initiated measures to allow for the personal use of small amounts of cannabis by its citizens, both States are clear to remind their citizens that cannabis is currently illegal under federal law and classified as a Class I Controlled Substance.

There are several states with initiatives for State Medical Marijuana Programs pending on the ballot for upcoming elections while other states move forward through the legislative process.

Kush and its proposed products will also be subject to a number of other federal, state and local laws, rules and regulations.  Kush anticipates that it will be required to manufacture its products in accordance with the Good Manufacturing Practices guidelines and will be subject to regulations relating to employee safety, working conditions, protection of the environment, and other items.  Changes in such laws, rules and regulations or the recall of any product by a regulatory authority, could have a material adverse effect on Kush’s business and financial condition.

Recent Developments

License Agreement

On October 10, 2014, Kush (the “Licensor”), entered into a License Agreement with Green Chief LLC, dba Baked Botanicals, a Washington limited liability company (“BB”), dated effective as of October 9, 2014.  The License Agreement generally provides for the grant by the Licensor to BB of a non-exclusive license, with no right to sublicense others, to make, have made, use, sell and lease the Licensor’s proprietary recipe and process/method to maximize the cannabinoid concentrations derived from certain cannabis strains to make a marijuana edible or marijuana lozenge solely in the State of Washington and under and in compliance with the laws of the State of Washington.  The License Agreement provides for the payment by BB to the Licensor of a royalty in the amount of $1.00 for each unit of product sold under or utilizing the licensed intellectual property.  The license agreement contains additional provisions with regard to reports, books and records, marking, diligence, termination, rights litigation, notices and miscellaneous matters.

Trademark License Agreement

Also on October 10, 2014, Kush entered into a Trademark License Agreement with BB dated effective as of October 9, 2014.  The Trademark License Agreement generally provides for the grant by the Licensor of the non-exclusive, non-transferable, revocable right to use certain trademarks and logos of the Licensor (the “Trademarks”), and the goodwill appertaining thereto, in connection with the manufacture, marketing and/or sale of BB’s products, including products manufactured, marketed and /or sold under license from the Licensor or others.  The Trademark License Agreement provides for the payment by BB to the Licensor of a royalty in an amount equal to $1.00 for each unit of product sold under or utilizing the licensed trademarks and logos.  The Trademark License Agreement contains provisions requiring BB to strictly abide by any trademarks use policy established by the Licensor and requiring that the nature and quality of all services rendered by BB in connection with the Trademarks, all goods sold by BB under the Trademarks, and all related advertising, promotional and other related uses of the Trademarks by BB shall conform to standards approved in advance of sale or distribution in writing by, and/or established in writing, by the Licensor, and shall be under the control of the Licensor.  The Trademark License Agreement contains additional provisions with regard to term and termination, disclaimer of warranties, limitation of liability, quality control, insurance, and miscellaneous matters.

Joint Venture

On February 25, 2015, through our wholly owned subsidiary Hi Brands International, Inc., we entered into a Purchase, Supply and Joint Venture Agreement, with Centuria Natural Foods, Inc. (“Centuria”) whereby Cannabis Sativa will market Centuria’s proprietary CBD (Cannabidiol) Rich Hemp Oil products.

The initial term of the Agreement is one year which may be renewed for additional one year periods upon the mutual agreement of the parties.  Within the first 90 days of the initial term of the Agreement, Cannabis Sativa shall order at least 5,000 units of product.  Thereafter, Cannabis Sativa shall order at least 5,000 units of product per month with the additional requirement that Cannabis Sativa order a minimum of 55,000 units of product during the first 12 months of the Agreement.  Fifty percent of all gross revenue generated by the sale of the products will be paid to Cannabis Sativa and fifty percent will be paid to Centuria.

Centuria’s proprietary CBD-rich Hemp products are derived from the stalk, fiber, and seeds; retaining all the synergistic cannabinoids and terpenoids necessary for highest potency and efficacy. Centuria CBD hemp Oil is extracted from high-grade, non-psychoactive hemp plants as an extract, not as a synthetic compound or isolate, as is the case with other CBD products on the market. It offers the exact beneficial Cannabidiol molecule found in the cannabis plant, but in a form that is legal for purchase and consumption in all fifty states by consumers of any age.

The Business of Wild Earth

Wild Earth is an herbal skin care products formulation and marketing company that plans to target the growing natural health care products market in the United States and abroad.  We develop and manufacture high-quality, herbal based skin care products providing healthier choices to consumers.  We use specialized ingredient mixing processes to produce plant glycerite/mineral herbal blends and oil extractions, which we believe will be unique to the natural health products industry.  The ingredients for our  products are and will continue to be selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and efficacy.  We plan to control the quality of our products beginning at the formulation stage and continuing through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling.

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

Distribution and Marketing

During 2014, we were developing formulas for our proprietary products, perfecting our branding, and gathering our promotional and packaging materials which delayed our initial target distribution dates.  During 2015, we plan to execute several strategies designed to grow our business.  Our sales force will initially consist of dedicated sales professionals who are assigned to specific classes of trade and/or geographic territories. These sales professionals will work directly with retailers and distributors to increase knowledge of our products and general personal care benefits, solicit orders for our products, maximize our shelf presence, and provide related product sales assistance.

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

Wholesale

In 2015, we plan to utilize Internet advertising, telephone and email campaigns, and trade show participation to generate sales leads and orders and to gain entry into leading health food stores and chains, as well as independent retailers throughout the U.S. and internationally.  No assurances can be given that we will be successful in such efforts.

Geographic Presence

We plan to distribute and sell our products primarily in North America/Europe and China/Asia Pacific.  To date we delivered products to California, Florida and Nevada in limited quantities.

Research and Development

It is through our internal research and development efforts and our relationships with outside research organizations and health care providers that we can provide what we believe to be some of the highest quality skin care products in the industry.  Our research and development efforts are focused on developing and providing high quality herbal skin care products. Our research and development activities will include developing products that are new to the industry, updating existing formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing international markets. Our R&D activities are led by David Tanner, whose previous experience includes an executive position with Earth Science, a subsidiary of Nature’s Sunshine Products, and the founder of Apple-A-Day, one of the first companies in the industry to successfully combine trace mineral complexes with essential oils.  Mr. Tanner is a formulator and is skilled in developing herbal tinctures, essential oils, trace minerals and mono-atomic high spin element combinations.  Mr. Tanner has developed five formulas in the last year that presently make up our product line.  We anticipate that additional research and development activities will include the following:

•	Identify and research combinations of nutrients that may be candidates for new products;

•	Introduce new ingredients for use in supplements;

•	Study the metabolic activities of existing and newly identified ingredients;

•	Enhance existing products, as new discoveries in skin care are made;

•	Formulate products to meet diverse regulatory requirements across all of our markets;

•	Investigate processes for improving the production of our formulated products; and

•	Investigate activities of natural extracts and formulated products in laboratory and clinical settings.

Intellectual Property

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

Employees

We currently have two employees.  Our employees are not represented by unions and we consider our relationship with our employees to be good.

Facilities

Our office, warehouse and manufacturing facility is located at 1646 W. Pioneer Blvd., Suite 120, Mesquite, Nevada.   The leased space constitutes a total of 2,539 square feet.  The building in which our space is located is in foreclosure and we rent from the bank that controls the property on a month to month basis.  We pay a total of $771.80 per month to the bank for our space.

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

At December 31, 2014 we had $2,960,695 in current liabilities and a working capital deficit of $2,286,975.  We do not have sufficient cash on hand to pay our current liabilities. The Company’s failure to pay its obligations would have a material adverse effect on the Company, including the possibility of the Company ceasing to conduct operations.

Our financial statements contain a going concern qualification indicating that we do not have the necessary working capital for our planned activity which raises doubts about our ability to continue as a going concern.

The Company’s annual audited financial statements contain a going concern qualification and a footnote to the financial statements indicates that the Company has incurred significant, cumulative net losses since inception, that it has an accumulated deficit of $46,915,104, total assets of $3,681,080, liabilities totaling $3,960,695 and a working capital deficit of $2,286,975, which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that the Company will be able to obtain the additional debt or equity capital required in order to continue its operations on terms acceptable to it or at all.

Risks Relating to Our Business

We will require substantial additional equity or debt financing to successfully implement our business plan and our failure to obtain such financing could delay or curtail our operations.

We must obtain substantial additional equity or debt financing in order to implement our business plan and manufacture and market our herbal skin care and cannabis based products.   We have not entered into any agreements or arrangements for the provision of such additional financing, and no assurance can be given that such financing will be available on terms acceptable to us or at all.

Our wholly-owned operating subsidiaries have limited operating histories and it is difficult to evaluate our potential for business success.

Kush and Wild Earth do not have long established histories of operations.  As such, we face all the risks inherent in a new business and there can be no assurance we will be successful and/or profitable. Our entry into the cannabis and herbal skin care products industries and our lack of a significant operating history makes it difficult to evaluate the risks and uncertainties we face. Our failure to address these risks and uncertainties could cause our business results to suffer.

Unfavorable publicity or consumer perception of our products or any similar products distributed by other companies could have a material adverse effect on our business and financial condition.

We believe our product sales will be highly dependent on consumer perception of the safety, quality and efficacy of our products as well as similar or other products distributed and sold by other companies. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention, and other publicity including publicity regarding the legality, safety or quality of particular ingredients or products or the herbal skin care and cannabis markets in general.  From time to time, there is unfavorable publicity, scientific research or findings, litigation, regulatory proceedings and other media attention regarding our industries.  There can be no assurance that future publicity, scientific research or findings, litigation, regulatory proceedings, or media attention will be favorable to the herbal skin care and cannabis markets or any particular product or ingredient, or consistent with earlier publicity, scientific research or findings, litigation, regulatory proceedings or media attention.  Adverse publicity, scientific research or findings, litigation, regulatory proceedings or media attention, whether or not accurate, could have a material adverse effect on our business and financial condition.  In addition, adverse publicity, reports or other media attention regarding the safety, quality, or efficacy of our products or ingredients of herbal skin care products and cannabis products in general, or associating the use of our products or ingredients in general with illness or other adverse effects, whether or not scientifically supported or accurate, could have a material adverse effect on our business and financial condition.

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

We have officers and directors of the Company and of our subsidiaries that are critical to our chances for business success.  We are dependent on their services to operate our business and the loss of these persons, or any of them  would have an adverse impact on our operations until such time as he or she could be replaced, if he could be replaced.  We do not have employment agreements with our officers and we do not carry key man life insurance on their lives.

Because we are significantly smaller than the majority of our competitors, we may lack the resources needed to capture market share.

The herbal skin care industry and the cannabis industry are highly competitive and are affected by changes in consumer tastes, as well as national, regional and local economic conditions and demographic trends.  Our sales can be affected by changes in consumer tastes and practices.  We compete with a variety of other manufacturers, producers and distributors with name brand recognition who manufacture more than just a single product or product line.  Most of our competitors have been in existence longer and have a more established market presence and substantially greater financial, marketing and other resources than do we.  New competitors may emerge and may develop new or innovative herbal skin care and cannabis products that compete with our products. No assurance can be given that we will be able to compete successfully in the herbal skin care and the cannabis industries.

Risks Relating to Our Common Stock

Our common stock is quoted on the OTCQB.  An investment in our common stock must be considered to be risky and there can be no assurance that the price for our stock will not decrease substantially in the future.

Our common stock is quoted on the OTCQB.  The market for our stock has been volatile and has been characterized by large swings in the trading price that do not appear to be directly related to our business or financial condition.  As a result an investment in our common stock must be considered to be extremely risky and there can be no assurance that the price for our stock will not decrease substantially in the future.

If our stock trades below $5.00 per share it is subject to special sales practice requirements that could have an adverse impact on any trading market that may develop for our stock.

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

Our officers, directors and principal stockholders own a large percentage of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters.

As of April 14, 2015, our officers, directors and principal stockholders were deemed to the beneficial owners of approximately 78% of our issued and outstanding shares of common stock.  As a result, such persons are able to determine the outcome of any actions taken by us that require stockholder approval.  For example, they will be able to elect all of our directors and control the policies and practices of the Registrant.

We do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on our stock. The payment of dividends, if any, on the common stock in the future is at the discretion of the board of directors and will depend upon our earnings, if any, capital requirements, financial condition and other relevant factors. The board of directors does not intend to declare any dividends on our common stock in the foreseeable future.

We have the ability to issue additional shares of common stock without stockholder approval.

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

We may not be able to continue to absorb the costs of being a public company.

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

We are required to establish and maintain acceptable internal controls related to financial reporting which is difficult, time consuming and expensive.

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

Marijuana remains illegal under Federal law.

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan in respect of Kush.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect the proposed operations of Kush.

Local, state, and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our proposed medical marijuana businesses through Kush. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Item 1B.  Unresolved Staff Comments.

None

Item 2. Properties.

Our office, warehouse and manufacturing facility is located at 1646 W. Pioneer Blvd., Suite 120, Mesquite, Nevada. The leased space constitutes a total of 2,539 square feet.  The building in which our space is located is in foreclosure and we rent from the bank that controls the property on a month to month basis.  We pay a total of $771.80 per month to the bank for our space.

Item 3.  Legal Proceedings.

We are not a party to any material legal proceedings and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “CBDS”.  Set forth below are the high and low closing bid prices for our common stock for each quarter of 2014.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2014 through March 31, 2014	$18.00	$.075

April 1, 2014 through June 30, 2014	$8.05	$3.53

July 1, 2014 through September 30, 2014	$11.10	$4.11

October 1, 2014 through December 31, 2014	$10.00	$4.40

Quotations for the stock during 2013 was limited and sporadic and there was no active trading market for our stock.

On April 10, 2015, the stock closed at $4.19.

Holders of Record

At April 10, 2015, there were 61 holders of record of our common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

On August 15, 2014, the Company issued 100,000 shares of its Common Stock to Evan Tweede, Incorporated pursuant to a Service Agreement whereas Evan Tweede is to provide high level marketing and product development consulting services to the Company.  The value of the shares was determined to be $1,000,000 based on the trading price of the Company’s stock on the date of the agreement.  The $1,000,000 is being amortized over 18 months.  For the year ended December 31, 2014, the Company recognized $375,000 of expense related to the issuance with $625,000 recorded as prepaid consulting expense on the Company’s balance sheet.

Subsequent to December 31, 2014, the Company issued 500,000 shares of its common stock to consultants.

Subsequent to December 31, 2014, the Company issued 422,500 shares of its common stock to officers and directors of the Company.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2014 fiscal year.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the year ended December 31, 2014.

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

Plan of Operation

We are currently engaged in the research, development and licensing of specialized natural cannabis products, including cannabis formulas, edibles, topicals, strains, recipes and delivery systems.  We plan to develop, produce and market these products via joint ventures with companies licensed under, and in full compliance with, state regulations applicable to cannabis businesses.  We are also developing natural skin care and topical pain management formulas and fulfilling and shipping orders to both wholesale and retail customers. We believe that the natural skin care business is a growing sector and that we can gain increased market share. Subject to the availability of additional capital, we hope to expand in both the cannabis and the skin care markets by increased marketing efforts, specifically vending at major industry trade shows.

Our future success will be dependent on our ability to open new markets. We have been looking for trade shows that fit our parameters and we believe we can obtain sufficient debt financing to promote our products in this manner. Debt financing may require guarantees from current management who have indicated a willingness to continue to provide personal guarantees for initial planned expansion.

As we look to expand operations, we face many challenges including the current economic environment which has made it difficult for companies our size and with our financial position to obtain debt financing from banks. Consumers have been reducing expenditures and although we cannot yet determine if it will significantly affect our current operations, it is likely, if the economy continues in its current state that our business will be negatively affected. It will be important as we look to expand to be able to raise additional capital either through existing shareholders and management or through outside sources. Future capital raises will likely result in significant dilution to current investors and it is uncertain that we will be able to raise any new capital, particularly in light of the current economic conditions. Without additional capital, we will not be able to expand our own line of natural skin care products nor expand operations. This inability to expand will restrict our ability to be profitable and increase revenue.

Results of Continuing Operations

For the year ended December 31, 2014, we had minimal revenues attributable to continuing operations.  As such, we incurred minimal costs of revenue for the year ended December 31, 2014.

Increasing the revenue will require additional marketing dollars. Currently, we have not focused on marketing and have relied on contacts and word of mouth.

The Company incurred a loss on impairment of the goodwill recorded as a result of the Kush transaction in the amount of $13,070,346.  The impairment loss was calculated as the amount by which the carrying value of the asset exceeds implied fair value.  Our test of goodwill impairment includes assessing qualitative factors and the use of judgment in evaluating economic conditions, industry and market conditions, cost factors, and entity-specific events, as well as overall financial performance.

Research and development expense for the year ended December 31, 2014 of $3,712.  Research and development expense was related to product development and testing.

The Company had general and administrative expenses of $1,323,415 for the year ended December 31, 2014.  General and administrative expenses primarily consisted of professional fees, consulting expenses and payroll expenses.

The Company generated a gain on sale of asset in the amount of $49,512 related to its sale of its hemp silk patent.  The Company received proceeds of $50,000 related to the sale and the patent had a carrying value of $488 at the time of the sale.

Interest expense for the year ended December 31, 2014 totaled $26,497.  Interest expense was comprised of $25,521 in imputed interest on amounts due to related parties and $975 in finance charges.

Seasonality and Cyclicality

Our natural skin care product line is anticipated to receive steady business throughout the year, but we project our busiest seasons in the winter and summer months. We would anticipate this trend to continue. This could be impacted by vending at major trade shows at other times.

Liquidity and Capital Resources

As of December 31, 2014 we had cash on hand of $25,994 and negative working capital of $2,286,975.  Part of the reason for our working capital deficit is we had to borrow funds to cover our start-up costs and operating short-falls. We believe we will be able to meet ongoing expenses from revenues in the future and any short-falls will continue to be covered by management or existing shareholders. We are hopeful in future quarters that our working capital deficit will be reduced further as we continue to pay off debt but will be dependent on the economy improving and consumers starting to spend again.

We have had to rely on short-term funding from management or shareholders in the past and there can be no assurance that such persons will continue to provide funding in the future.  During the year ended December 31, 2014, the Company received an aggregate of $324,950 in advances from shareholders’ and related parties.   We will have to seek additional capital if we try and expand our operations through private labeling of products or by opening new salons and we may require additional capital in order to continue our operations if we are unable to obtain loans from our management or shareholders. We will probably seek additional equity financing if we seek additional capital but at this time, the exact amounts are unknown.  Future expansion will be dependent on additional capital which most likely would cause dilution to current shareholders. As such, we do not anticipate that we have sufficient revenues to fund ongoing operations and that additional capital will be required in order to continue our operations. For the immediate needs of our current operation, we anticipate continuing to fund operations through management and shareholder loans. There can be no assurance that management and shareholders will continue to loan the Company funds.

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

Financial Statements, December 31, 2014 and 2013
Report of Independent Registered Public Accounting Firm
Balance Sheet, December 31, 2014 and 2013
Consolidated Statements of Operations for the Year Ended December 31, 2014 and from the Date of Inception (April 9, 2013) through December 31, 2013
Statements of Changes in Stockholders’ Equity (Deficit) from the Date of Inception (April 9, 2013) through
   December 31, 2014
Consolidated Statement of Cash Flows for the year ended December 31, 2014 and from the Date of Inception (April 9, 2013) through December 31, 2013
Notes to the Audited Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management including our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. A discussion of the material weaknesses in our controls and procedures is described below.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, including our chief executive officer, chief financial officer and chief accounting officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, our management concluded that there are multiple material weaknesses in our internal control over financial reporting as follows:  (1) lack of segregation of duties; (2) lack of accounting expertise; and (3) lack of timely closing of books and ability to get accounting information and schedules to our auditors in a timely manner.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are primarily due to insufficient qualified personnel in the finance department which results in an inability to provide effective oversight and review of financial transactions with regard to accumulating and compiling financial data in the preparation of financial statements.  The lack of sufficient personnel also results in a lack of segregation of duties and the accounting technical expertise necessary for an effective system of internal control.

We have begun to take steps to mitigate the material weaknesses to the fullest extent possible.  As soon as our finances allow, we plan on hiring additional finance staff and, where necessary, utilizing competent outside consultants to provide a layer of review and technical expertise that is currently lacking in our internal controls over financial reporting.  Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2014.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

During the most recent fiscal year ended December 31, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Name	Age	Term Of Office	Positions Held
Steven Kubby	68	2014	Chairman and Director
Gary E. Johnson	62	2014	CEO and Director
David Tobias	64	2014	Director
Catherine Carroll	74	2014	CFO and Director
Mike Gravel	85	2014	Director
Stephen Downing	76	2014	Director
James Gray	70	2014	Director
Deborah Goldsberry	48	2015	Director

Certain biographical information with respect to our executive officers and directors.

Steven Kubby.  Mr. Kubby is an entrepreneur with a wide range of experience in businesses ranging from property management to publishing to political fundraising.  He received his BA in Psychobiology from California State University and holds a lifetime teaching credential.  Mr. Kubby was the founder of Kush and has served as president and a director of Kush since its inception.  He was also the founder of Kubby Patents and Licensing, LLC and has served as a manger of that company.  He played a key role in the drafting and passage of California Proposition 215, The Compassionate Use Act of 1996. Mr. Kubby was the Libertarian Party of California candidate for Governor of California in 1998.  He has authored two books on drug policy reform: The Politics of Consciousness, and Why Marijuana Should Be Legal. In 2008, he declared his candidacy for the Libertarian Party’s 2008 presidential nomination and received significant support for the nomination.  Mr. Kubby served as an officer and director of Cannabis Science, Inc. from April to July 2009.

Gary E. Johnson. Mr. Johnson has been a director of Kush since February, 2014.  For in excess of the past five years Mr. Johnson has been self-employed in the management of his investments.  Mr. Johnson is the former two-term Republican governor of New Mexico from 1995 to 2003.  Raised in North Dakota and then New Mexico, Mr. Johnson graduated from the University of New Mexico in 1975.  He started a construction business in 1974 which grew into a multi-million dollar enterprise in the decades since. Mr. Johnson won the governorship of New Mexico in 1994 as an upstart Republican candidate, making a name for himself over the course of his time in office as a libertarian-minded conservative.  He’s been active in libertarian causes, including marijuana legalization since leaving office.  Johnson was the Libertarian party’s nominee for president in 2012.  Mr. Johnson is an accomplished athlete competing in cycling and skiing and has climbed the highest mountain on 6 of the 7 continents.  In 2003 Mr. Johnson summited Mount Everest. Mr. Johnson is also a director of Medican Enterprises, Inc.

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

Catherine Carroll.  Ms. Carroll has been CFO of Wild Earth Naturals since May, 2013. Ms. Carroll has been self-employed since 1984. Ms. Carroll brings an extensive background in accounting, tax preparation, IRS audits, and appeals to the company. The Board believes that her insights gained from teaching basic tax preparation classes for 15 years, being an expert witness in tax court; along with her “Life Time Limited Services” teacher’s credential in accounting at Delta College in Stockton, CA for 6 years will bring the company a valuable perspective.

Mike Gravel.  Mike Gravel, retired, served as a U.S. Senator from Alaska from 1969 to 1981.  Senator Gravel sat on the Finance, Interior, Environmental and Public Works committees, and chaired the Energy, Water Resources, Buildings and Grounds and Environmental Pollution subcommittees.  Senator Gravel is best known for his work on the Vietnam War.  He filibustered for five months which contributed to the end of the military draft.  He challenged the U.S. Government by releasing the Pentagon Papers.  When the Nixon administration refused to allow the New York Times to publish information on the Pentagon Papers, Senator Gravel attempted to read the entire 7,000 pages of the document into the Senate record. The Supreme Court blocked his attempt.  Senator Gravel then wrote The Senator Gravel Edition, The Pentagon Papers in 1971.  He again had to go before the Supreme Court and received a ruling that affected the Speech and Debate Clause of the Constitution.  In retirement, Gravel has written two books, Jobs and More Jobs, and Citizen Power.  Senator Gravel served as a director of Kush from March 2013 to July, 2014, prior to its acquisition by the Registrant.

Stephen Downing.  Mr. Downing served as a member of the Los Angeles Police Department for 20 years.  He started as a patrol officer and rose through the ranks working assignments that included vice, narcotics, detectives, and staff and command positions, ultimately being appointed to the rank of Deputy Chief of Police, where he oversaw the LAPD’s Special Investigations and Personnel and Training Bureaus. While still on the force, Downing wrote for numerous network television series. After retiring from the LAPD, Mr. Downing expanded his creative endeavors into television production, working both as a writer and producer, ultimately becoming the executive producer/show runner of several series including MacGyver, Robocop, and Fx – The Series.  Mr. Downing has been semi-retired for the past 10 years.  During that time, because of his law enforcement experiences commanding the LAPD’s narcotic enforcement program, he has become a nationally recognized advocate for finding an exit strategy to end the war on drugs.  Mr. Downing currently divides his time between drug reform advocacy and his love of creative writing.  Mr. Downing served as a director of Kush from March 2013 to July 2014, prior to its acquisition by the Registrant.

James Gray.  From 2009 to the present, Judge Gray has been engaged in private mediation and arbitration for ADR Services, Inc. in Irvine, California.  Judge Gray started his law career serving as a prosecutor in the Los Angeles Federal Court. He next moved to the bench where he spent 25 years as an Orange County Superior Court Judge.  During his tenure as a judge, Judge Gray served in other capacities including the California Judicial Council, the Alcohol Advisory Board to the Orange County Board of Supervisors, and held an elected position as a member of the Executive Committee of the Orange County Superior Court.  Judge Gray has published several books, including Why Our Drug Laws Have Failed And What We Can Do About It – A Judicial Indictment Of The War On Drugs, Wearing the Robe: The Art and Responsibilities of Judging in Today’s Courts, and A Voter’s Handbook: Effective Solutions To America’s Problems.  Judge Gray served as a director of Kush from March 2013 to July, 2014, prior to its acquisition by the Registrant.

Deborah Goldsberry. Ms. Goldsberry’s business affiliations during the past five years include the following:

•
Works as an ambassador for Magnolia Wellness of Oakland, California where she is responsible for public relations, product development and sales.  She also manages social media and customer relations using a multiple of platforms.  She has been in this position from February, 2014 to the present.

•
Works as a business consultant for Liana Limited of Oakland, California where she is responsible for policy analysis and advocacy work, and public relations and outreach to clients.  She also consults on a variety of medical marijuana and related projects.

Ms. Goldsberry is a long-time medical cannabis activist.  She has hands-on experience having pioneered the highly acclaimed Berkeley Patients Group in Berkeley, California and Magnolia Wellness in Oakland, California.  As an activist, Ms. Goldsberry co-founded several industry non-profit organizations, including Americans for Safe Access, the Medical Cannabis Safety Council, and Cannabis Action Network. She currently serves on the National Organization for the Reform of Marijuana Laws (NORML) Women’s Alliance, is a board member at California NORML, and is a former board member of the Marijuana Policy Project. She was twice named Freedom Fighter of the Month by HIGH TIMES, as well as Freedom Fighter of the Year at the 2011 Cannabis Cup in Amsterdam. Ms.

Goldsberry was also honored with NORML’s Paula Sabine Award for the importance of women in leadership in ending marijuana prohibition.

Following is a brief description of the specific experience and qualifications, attributes or skills of each director that led to the conclusion that such person should serve as a director of the Company.

Mr. Steven Kubby’s relationship with Kush and his intimate knowledge of its products makes him our obvious choice to serve as out chairman.

Mr. Gary E. Johnson’s role as our CEO and his knowledge of the cannabis industry makes his affiliation with the board central to its functioning with the Company’s management.  His contacts as a prior state governor and U.S. Presidential Candidate is central to the effectiveness and outreach of the board.

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

Mr. Gravel’s experience as a director of Kush prior to its acquisition by the Company is important to the continued functioning of Kush.  His contacts as a prior U.S. senator is important to the Company.

Mr. Downing’s background of commanding the Los Angeles Police Department’s narcotic enforcement program and his being a nationally recognized advocate for finding an exit strategy to end the war on drugs makes him an ideal choice as a board member to assist our push into the cannabis industry.

Mr. Gray’s rich experience in the law in California and in particular his experience with drug laws and the enforcement of those laws makes his presence on the board important as the Company navigates its way into the cannabis space.

Ms. Goldsberry’s twenty-five years of experience in the medical cannabis industry and her high-profile work in the cannabis industry in California is a natural fit as the Company prepares to expand its reach in the California medical cannabis community.

Family Relationships

There are no family relationships between our officers and directors.

Term of Office

The term of office of each director is one year and until his or her successor is elected at the Registrant’s annual stockholders’ meeting and is qualified, subject to removal by the stockholders.  The term of office for each officer is for one year and until his or her successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.  Mr. Tobias and Ms. Carroll assumed their respective offices and positions in connection with the Wild Earth acquisition in July 2013.   Our other officers and directors assumed their respective offices and positions in connection with the Kush acquisition in June 2014 or in the wake of that acquisition.

Board of Directors

Our board of directors consists of eight persons, three of whom are “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace.  The five that are not independent are officers of the Company or subsidiaries of the Company.

Our board of directors has not appointed any standing committees, there is no separately designated audit committee and the entire board of directors acts as our audit committee.  The board of directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, our securities are not at this time listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

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

Director Meetings and Stockholder Meeting Attendance

The Company’s Board of Directors held no formal meetings during 2014 but took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC.  Officers, directors, and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file.  Based solely on a review of the copies of such reports furnished to us, we believe that each of the five directors elected during 2014 need to file a Form 3.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and principle financial officer in all capacities for the fiscal years ended December 31, 2014 and 2013.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total
Gary E. Johnson, CEO (1)	2014	$1	0	(2)	$1
David Tobias, CEO (3)	2014 2013	$36,000 (4) $26,250 (4)	0 0	(2) 0	$36,000 $26,250
Neil Blosch, CEO (5)	2013	$0	(5)	0	(5)
Catherine Carroll, CFO	2014 2013	$13,000 $9,300 (7)	0 0	(6) 0	$13,000 $9,300 (7)

(1)  Mr. Johnson was appointed CEO in June, 2014, and continues to serve in that position.

(2)  Was awarded 2,500 shares of common stock in 2014 for services on the board of directors but none for serving as an executive officer.

(3)  Mr. Tobias served as CEO of the Registrant from July of 2013 to June of 2014.

(4)  Represents the estimated fair value of services provided by Mr. Tobias during 2014 and 2013.  No payments were made to Mr. Tobias and the amount shown has been booked as a contribution to capital.

(5)  Mr. Blosch served as President of the Registrant from prior to 2012 until July, 2013.  He thereafter served as a consultant to the Company through September 30, 2013.  As a consultant he was paid consulting fees of $4,000 and a bonus of $50,000 in connection with the sale of the Company’s tanning salon assets.

(6)  Ms. Carroll was awarded 37,500 shares of common stock in 2014 for services on the board of directors but none for serving as an executive officer.

(7)  Represents the estimated fair value of services provided by Ms. Carroll during 2013.  Of such amount, $300 was paid to Ms. Carroll and the balance has been booked as a contribution to capital.

We have not granted our officers or directors any stock options, stock awards or other forms of equity compensation.

We do not have any retirement, pension or profit sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Officer Compensation

At present Gary E. Johnson, our President and CEO, is serving for compensation of $1.00 per year.  Catherine Carroll, our Chief Financial Officer and Treasurer, is compensated at the rate of $300 per week. We have not entered into an employment agreement with any of our officers.

Director Compensation

Our directors are issued 2,500 shares of common stock quarterly for their service on the board or directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 10, 2015, the number of shares of our common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of our issued and outstanding shares of common stock, and by each of our officers and directors, and by all officers and directors as a group.  On such date, there were 16,087,238 issued and outstanding shares of our common stock.  As of such date, we do not have any options, warrants, or convertible securities outstanding and none of the share figures listed in the following table consist of securities that may be acquired by the holder within sixty days.  Unless indicated otherwise, the address for any shareholder is the same as the address of the Registrant.

Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Total Beneficial Ownership	Percentage of Class
Principal Stockholders
Sadia Barrameda P.O. Box 1363, Discovery Bay, California 94505.	661,046	4,744,801 (1)	5,405,847 (1)	33.6%
New Compendium, LLC P.O. Box 1363, Discovery Bay, California 94505.	4,744,801	0	4,744,801	29.5%
Officers and Directors
Steven Kubby	1,472,849	0	1,472,849	9.2%
Gary E. Johnson PO Box 1858 El Prado NM 87529	514,558	0	514,558	3.2%
David Tobias	4,922,699	0	4,922,699	30.6%
Catherine Carroll	102,500	0	102,500	0.1%
Mike Gravel	25,391	0	25,391	*(2)
Stephen Downing 152 La Verne Avenue Long Beach, CA 90803	34,841	0	34,841	*(2)
James P. Gray 2531 Crestview Drive Newport Beach CA 92663	35,391	0	35,391	*(2)
Deborah Goldsberry	0	n/a	n/a	n/a
All Officers and Directors As Group (8 Persons)	7,108,229	0	7,108,229	44.2%

(1) Ms. Barrameda is deemed to be the beneficial owner of the 4,744,801 shares beneficially owned by New Compendium Corporation as a result of her status as an officer, director and sole stockholder of New Compendium.

(2) Less than 0.1%.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

At December 31, 2014, we were indebted to David Tobias, president of the Registrant, for advances in the amount of $336,762.  The parties have not yet entered into any notes or other agreements with respect to such advances.

At December 31, 2014, we were indebted to New Compendium Corporation, a principal stockholder, for advances in the amount of $174,155.  The parties have not yet entered into any notes or other agreements with respect to such advances.

At December 31, 2014, we were indebted to Steve Kubby, an officer of the Company, for amounts due under three individual license agreements in the amount of $2,930,897.

Item 14.  Principal Accounting Fees and Services

HJ & Associates, LLC  served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2014 and 2013.  During the fiscal year ended December 31, 2014 and 2013 fees for services provided by HJ & Associates, LLC were as follows:

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of our quarterly financial statements is approximately $61,000 and $38,700 for each of the years ending December 31, 2014 and 2013.
2) Audit-Related Fees. $0 and $0.
3) Tax Fees. $2,135 and $250.
4) Other. $0 and $0
5) Approval Policy. Our entire Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in fiscal years 2014 and 2013 were pre-approved by the Audit Committee.
6) Not Applicable.

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

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

2.1	2	Agreement and Plan of Reorganization among Ultra Sun Corporation, Ultra Merger Corp. and Wild Earth Naturals, Inc., dated as of July 12, 2013*	Incorporated by Reference(1)
2.2	2	Articles of Merger among Ultra Merger Corp. and Wild Earth Naturals dated as of July 12, 2013	Incorporated by Reference(1)
2.3	2	Plan of Merger among Ultra Merger Corp. and Wild Earth Naturals dated as of July 12, 2013	Incorporated by Reference(1)

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference(2)
3.2	3	Bylaws	Incorporated by Reference(2)
10.1	10	Consulting Agreement dated July 12, 2013 between Ultra Sun Corporation and Neil Blosch	Incorporated by Reference(1)
10.2	10	Form of Convertible Promissory Notes dated as of April 22, 2013 and Schedule of Notes Beneficially Owned by Officers, Directors and Principal Stockholders as of July 15, 2013	Incorporated by Reference(1)
10.3	10	Offer for Purchase and Sale of Business and Assets Between LST Utah, LLC and the Registrant dated August 23, 2013 and related agreements	Incorporated by Reference(3)
10.4	10	Noncompetition Agreement among the Registrant, David Tobias and LST Utah, LLC dated as of September 27, 2013.	Incorporated by Reference(3)
21.1	21	Schedule of the Registrant’s Subsidiaries	This Filing
31.1	31	Section 302 Certification of Chief Executive Officer	This Filing
31.2	31	Section 302 Certification of Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive Officer	This Filing
32.2	32	Section 1350 Certification of Chief Financial Officer	This Filing
101.INS(4)		XBRL Instance Document	This Filing
101.SCH(4)		XBRL Taxonomy Extension Schema	This Filing
101.CAL(4)		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF(4)		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB(4)		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE(4)		XBRL Taxonomy Extension Presentation Linkbase	This Filing

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

Cannabis Sativa, Inc.
(Registrant)

Date: April 15, 2015	By /s/ Gary E. Johnson
Gary E. Johnson
President, Chief Executive Officer and Director
(Principal Executive Officer)

By /s/ Catherine Carroll
Catherine Carroll
Chief Financial Officer, Treasurer and Director
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2015	/s/ Steven Kubby
Steven Kubby
Chairman and Director

Dated: April 15, 2015	/s/ Gary E. Johnson
Gary E. Johnson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 15, 2015	/s/ Catherine Carroll
Catherine Carroll
Chief Financial Officer, Treasurer and Director
(Principal Accounting Officer)

Dated: April 15, 2015	/s/ David Tobias
David Tobias
Director

Dated: April 15, 2015	/s/ Mike Gravel
Mike Gravel
Director

Dated: April 15, 2015	/s/ Stephen Downing
Stephen Downing
Director

Dated: April 15, 2015	/s/ James Gray
James Gray
Director

Dated: April 15, 2015	/s/ Deborah Goldsberry
Deborah Goldsberry
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cannabis Sativa, Inc.
Mesquite, Nevada

We have audited the accompanying consolidated balance sheets of Cannabis Sativa, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year end December 31, 2014 and from inception on April 9, 2013 through December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cannabis Sativa, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the consolidated financial statements, the Company has suffered significant cumulative net losses since inception.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 7.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 15, 2015

CANNABIS SATIVA, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

ASSETS
	December 31,	December 31,
	2014	2013

Current Assets
Cash and cash equivalents	$25,994	$14,863
Accounts receivable, net	-	-
Employee advance	13	-
Inventory	17,837	3,969
Available-for-sale securities	4,876	-
Prepaids	625,000	1,784

Total Current Assets	673,720	20,616

Property and equipment, net	7,037	2,033
Intangibles, net	2,999,292	3,782
Deposits	1,031	881

Total Assets	$3,681,080	$27,312

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$482,942	$5,245
Derivative liability	-	32,309,105
Due to related parties	2,472,086	196,279
Accrued interest	5,667	4,319
Total Current Liabilities	2,960,695	32,514,948
Related party convertible notes payable, net of discount	-	14,727
Convertible notes payable, net of discount	-	2,162
Due to related parties	1,000,000	-
Total Liabilities	3,960,695	32,531,837

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
None issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
15,114,738 and 7,825,000 issued and outstanding, respectively	15,115	7,825
Accumulated other comprehensive income	4,876	-
Non-controlling interest	894	-
Additional paid-in capital	46,614,604	33,022
Retained deficit	(46,915,104)	(32,545,372)
Total Stockholders' Equity (Deficit)	(279,615)	(32,504,525)
Total Liabilities and Stockholders' Equity (Deficit)	$3,681,080	$27,312

The Accompanying Notes are an Integral
Part of these Consolidated Financial Statements

CANNABIS SATIVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2014 and From the Date of Inception (April 9, 2013) through December 31, 2013

	For the Year Ended December 31, 2014	From Inception (April 9, 2013) through December 31, 2013

Revenues	$7,151	$813

Cost of Revenues	2,425	869

Gross profit (loss)	4,726	(56)

Impairment expense	13,070,346	-
Research and development expenses	3,712	-
General and administrative expenses	1,323,415	185,218

Loss from operations	(14,392,747)	(185,274)

Gain on sale of asset	49,512	-
Interest (expense)	(26,497)	(18,815)
Loss on change in fair value of derivative instrument	-	(32,309,105)

Loss from continuing operations before discontinued opertations	(14,369,732)	(32,513,194)

Loss from discontinued operations, net of zero tax effect	-	(32,178)

Loss before income taxes	(14,369,732)	(32,545,372)

Income taxes	-	-

Net loss	$(14,369,732)	$(32,545,372)

(Income) loss attributable to non-controlling interest	-	-

Net loss attributable to Cannabis Sativa, Inc.	$(14,369,732)	$(32,545,372)

Loss per common share from continued operations
Basic and diluted	$(1.14)	$(4.16)

Loss per common share from discontinued operations
Basic and diluted	$(0.00)	$(0.00)

Net loss per common share
Basic and diluted	$(1.14)	$(4.16)

Weighted average common shares; basic and diluted	12,573,865	7,825,000

 The Accompanying Notes are an Integral
Part of these Consolidated Financial Statements

CANNABIS SATIVA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
From the Date of Inception (April 9, 2013) through December 31, 2014

			Accumulated
			Other	Additional			Total
	Common Stock		Comprehensive	Paid-In	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Income	Capital	Deficit	Interest	Equity (Deficit)

Balance at April 9, 2013 (Date of Inception)	81,250	$81	$-	$(69)	$-	$-	$12
Shares issued for cash	6,418,750	6,419	-	(5,431)	-	-	988
Contributed capital	-	-	-	51,684	-	-	51,684
Shares issued in reverse merger	1,325,000	1,325	-	(13,162)	-	-	(11,837)
Net Loss for the Period Ended
December 31, 2013	-	-	-	-	(32,545,372)	-	(32,545,372)

Balance at December 31, 2013	7,825,000	$7,825	$-	$33,022	$(32,545,372)	$-	$(32,504,525)
Conversion of debt to equity	3,889,071	3,889	-	32,327,664	-	-	32,331,553
Shares issued for Kush acquisition	3,300,667	3,301	-	13,199,435	-	-	13,202,736
Shares issued for services	100,000	100	-	999,900	-	-	1,000,000
Contributed capital	-	-	-	54,583	-	-	54,583
Non-Controlling interest in KPAL, Inc.	-	-	-	-	-	894	894
Change in fair market value of available-
for-sale securities	-	-	4,876	-	-	-	4,876
Net Loss for the Period Ended
December 31, 2013	-	-	-	-	(14,369,732)	-	(14,369,732)

Balance at December 31, 2013	15,114,738	15,115	$4,876	$46,614,604	$(46,915,104)	$894	$(279,615)

The Accompanying Notes are an Integral
Part of these Consolidated Financial Statements

CANNABIS SATIVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2014 and From the Date of Inception (April 9, 2013) through December 31, 2013

	For the Year Ended December 31, 2014	From Inception (April 9, 2013) through December 31, 2013
Cash flows from operating activities:
Net loss	$(14,369,732)	$(32,545,372)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	78,881	1,309
Contributed capital	54,582	51,684
Stock for services	375,000	-
Amortization of note discount	5,559	12,666
Impairment of goodwill	13,070,346	-
Loss on derivative liability	-	32,309,105
Gain on sale of patent	(49,512)	-
Realized gain on available-for-sale securities	(7,723)	-
Bad debt expense	3,697	-
Changes in assets and liabilities:
Employee advance	(13)	-
Accounts receivable	(3,697)	-
Inventory	(12,084)	(2,457)
Prepaids	-	(1,783)
Deposits	(150)	1,847
Accounts payable and accrued expenses	450,332	(73,850)
Accrued interest	1,348	3,088
Intercompany accounts net payable	(5,315)	-
Amortization of rent forgiveness	-	(260)
Net cash used by operating activities	(408,481)	(244,023)
Cash flows from investing activities:
Purchase of fixed assets and intangibles	(21,625)	(6,680)
Sale of fixed assets and intangibles	50,000	965
Proceeds from sale of available-for-sale securities	147,723	-
Cash acquired in merger	27,707	7,322
Proceeds from sale of Sahara Sun	-	60,000
Net cash provided by investing activities	203,805	61,607
Cash flows from financing activities:
Proceeds from related parties	324,950	207,929
Payments to related parties	(109,143)	(11,650)
Proceeds from sale of common stock	-	1,000
Net cash provided by financing activities	215,807	197,279

Net increase in cash	11,131	14,863

Cash at beginning of period	14,863	-
Cash at end of period	$25,994	$14,863

The Accompanying Notes are an Integral
Part of these Consolidated Financial Statements

CANNABIS SATIVA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014 and From the Date of Inception (April 9, 2013) through December 31, 2013 (Continued)

	For the Year Ended December 31, 2014	From Inception (April 9, 2013) through December 31, 2013
Non-cash investing and financing activities:
Conversion of debt to equity	$78,112	$-
Acquisition of assets in merger	$3,198,258	$-
Unrealized gain on available-for-sale securities	$4,876

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

CANNABIS SATIVA, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December, 2014 and from the
Date of Inception (April 9, 2013) through December 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - We were incorporated under the laws of Nevada in November 2005.   Our wholly-owned subsidiary Kush was acquired by us in June 2014 in exchange for shares of our common stock.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. (“Wild Earth”) was acquired by us in July 2013 in exchange for shares of our common stock.  The acquisition of Kush resulted in a change of control of the Company and at or after the closing of the acquisition of Kush, the persons designated by Kush became the officers and directors of the Company.  From our inception through September 30, 2013 we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name “Sahara Sun Tanning.”  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013 we sold the assets of the tanning salon business to a third party.  As a result of our acquisition of Kush in June 2014, along with our Wild Earth operations we are now engaged in the developing and promoting natural cannabis products.

The following unaudited proforma condensed combined statement of operations reflects the results of operations of CANNABIS SATIVA for the year ended December 31, 2014, the results of operations for WILD EARTH NATURALS for the year ended December 31, 2014, and the results of operations for KUSH for the year ended December 31, 2014 as if the Companies had been consolidated effective January 1, 2014.

	Cannabis Sativa	Wild Earth Naturals	Kush	Proforma

Revenue	$-	$3,454	$3,697	$7,151

Cost of revenue	-	2,425	-	2,425

Gross profit	-	1,029	3,697	4,726

Impairment of goodwill	13,070,346	-	-	13,070,346
Research and development expense	-	3,712		3,712
General and adminstrative expense	819,408	353,885	765,925	1,939,218

Other expense
Gain on sale of patent	-	(49,512)	-	(49,512)
Interest expense	6,939	19,558	-	26,497

Loss from continued operations	(13,896,693)	(326,614)	(762,228)	(14,985,535)

Net loss	$(13,896,693)	$(326,614)	$(762,228)	$(14,985,535)

The following unaudited proforma condensed combined statement of operations reflects the results of operations of CANNABIS SATIVA (formerly Ultra Sun Corp.) for the year ended December 31, 2013, the results of operations for WILD EARTH NATURALS for the period from the date of inception (April 9, 2013) through December 31, 2013, and the results of operations for KUSH for the period from the date of inception (January 24, 2013) through December 31, 2014 as if the Companies had been consolidated effective January 1, 2013.

	Cannabis Sativa	Wild Earth Naturals	Kush	Proforma

Revenue	$-	$813	$-	$813

Cost of revenue	-	869	-	869

Gross profit (loss)	-	(56)	-	(56)

General and adminstrative expense	-	185,218	89,859	275,077

Other expense
Interest expense	15,755	3,060	-	18,815
Loss on change in fair value of derivative	32,309,105	-	-	32,309,105

Loss from continued operations	(32,324,860)	(188,334)	(89,859)	(32,603,053)
Loss from discontinued operations	(32,178)	-	-	(32,178)

Net loss	$(32,357,038)	$(188,334)	$(89,859)	$(32,635,231)

Cash and Cash Equivalents - For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Accounts Receivable - We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At December 31, 2014 the company has established an allowance for doubtful accounts of $3,697 which is equal to the full amount of recorded accounts receivable.

Inventory - Inventory consists of salves, ointments, lotions, creams and balms and is carried at the lower of cost  or market, using the first-in, first-out method (FIFO) of determining cost.  At December 31, 2014 $11,144 in raw materials and $6,693 in finished goods inventory.  At December 31, 2013 we had $2,457 in raw materials and $1,512 in finished goods inventory.

Fixed Assets - Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from three (3) to seven (7) years. Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred. For the year ended December 31, 2014, depreciation expense was $2,343, of which $2,294 was recorded in General and Administrative expense and $49 was recorded in Cost of Revenues.  For the period from inception on April 9, 2013 through December 31, 2013 depreciation expense was $1,163, of which $307 was recorded in Loss from Discontinued Operations and $856 was recorded in General and Administrative expense on the Consolidated Statement of Operations.

CANNABIS SATIVA, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December, 2014 and from the
Date of Inception (April 9, 2013) through December 31, 2013

Intangible Assets  -  Intangible assets are comprised of patents, trademarks, the Company’s “CBDS.com” website domain and intellectual property rights.  The patent is being amortized using the straight-line method over its economic life, which is estimated to be twenty (20) years.  The trademark, which is still in the application phase, is expected to have an indefinite useful life.  The CBDS.com website is expected to have an indefinite useful life.  The intellectual property rights are being amortized using the straight-line month over their economic life, which is estimated to be (20) years.  For the year ended December 31, 2014, amortization expense was $76,537. For the period from inception on April 9, 2013 through December 31, 2013 amortization expense was $146, of which $138 was recorded in Loss from Discontinued Operations and $8 was recorded in General and Administrative expense on the Consolidated Statement of Operations.

Impairment of Long-Lived Assets - We do not amortize goodwill; however, we annually, or whenever there is an indication that goodwill may be impaired, evaluate qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company measures the carrying amount of the asset against the estimated discounted future cash flows associated with it.  Should the sum of the expected future net discounted cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.   Based on our analysis as of December 31, 2014, the Company recorded goodwill impairment in the amount of $13,070,346.  Any future increases in fair value would not result in an adjustment to the impairment loss that is recorded in our consolidated financial statements.

We analyze intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We review the amortization method and period at least at each balance sheet date.  The effects of any revision are recorded to operations when the change arises.  We recognize impairment when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets.

Revenue Recognition - The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Principles of Consolidation - The financial statements include the accounts of Cannabis Sativa Inc. and its Wild Earth Naturals, Inc. and Kush, Inc. Intercompany transactions and balances have been eliminated. Equity investments through which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method where applicable. Investments through which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method where applicable.

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

CANNABIS SATIVA, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December, 2014 and from the
Date of Inception (April 9, 2013) through December 31, 2013

Advertising Costs - The Company generally expenses advertising costs as incurred. For the year ended December 31, 2014 advertising expenses was $27,178.  For the period from inception on April 9, 2013 through December 31, 2013 advertising expenses was $316 which was recorded in Loss from Discontinued Operations on the Consolidated Statement of Operations.

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

Earnings Per Share – Basic net income (loss) per share is calculated pursuant to ASC Topic No. 260 whereby net income (loss) per share is divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share incorporates the dilutive effect of common stock equivalent options, warrants, and other convertible securities.  At December 31, 2014, the Company did not have any potentially dilutive securities outstanding.  For the period ended December 31, 2013, all potentially dilutive securities are anti-dilutive due to the Company’s losses from continued operations.

CANNABIS SATIVA, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December, 2014 and from the
Date of Inception (April 9, 2013) through December 31, 2013

Recently Issued Accounting Pronouncements – There have been no accounting pronouncements or changes in accounting principles during the period ended December 31, 2014 that are of significance, or have any potential significance, to us other than listed below.

In June 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10 Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915 Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company may early adopt ASU 2014-10 for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.

The Company adopted this standard effective June 30, 2014. The Company’s financial statements have been impacted by the adoption of this ASU mainly by the removal of inception-to-date information in the Company’s statements of operations, cash flows, and stockholders’ equity.

Financial Statement Reclassification - Certain account balances from prior periods have been reclassified in these audited consolidated financial statements so as to conform to current period classifications.

NOTE 2 – INCOME TAXES

The Company had a federal net operating loss of $14,023,300 for the year ended December 31, 2014 which begins to expire in 2034.  The tax benefit of this net operating loss, based on an effective tax rate of 34%, is $4,557,300 and has been offset by a full valuation allowance, which increased by $4,767,900 during the year ended December 31, 2014.

The Company had a federal net operating loss of $181,000 for the year ended December 31, 2013 which begins to expire in 2033. The tax benefit of this net operating loss, based on an effective tax rate of 34%, is $61,700 and has been offset by a full valuation allowance, which increased by $62,900 during the year ended December 31, 2013.

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

A reconciliation of the income tax provision for the Company to the amount expected using the U. S. Federal statutory rate follows for the years ended December 31, 2014 and 2013:

	2014	2013

Federal Tax Benefit (Expense) at Statutory Rates	$(4,885,700)	$(11,065,400)
Stock for services	250,700	12,400
Depreciation	(153,400)	(200)
Excess tax gain on disposal over book	-	100
Related party accruals	500	1,000
Contributed services	12,200	-
Loss on FV of Derivative	-	10,990,400
Meals and entertainment	300	-
Bad debt expense	1,300	-
Contributed interest	6,300	-
Valuation Allowance Adjustment	4,767,800	61,700
Net Deferred Tax Benefit (Expense)	$-	$-

CANNABIS SATIVA, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December, 2014 and from the
Date of Inception (April 9, 2013) through December 31, 2013

Deferred tax assets (liabilities) consisted of the following at December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Operating Loss Carryforwards	$4,829,400	$61,700
Related party accruals	1,900	1,500
Bad debt expense	1,300	-
Deferred tax liability:	-	-
Depreciation	(212,400)	(300)
Valuation Allowance Adjustment	(4,620,200)	(62,900)
Deferred Tax Asset (Liability)	$-	$-

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2014 and 2013. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its activities and probable continued losses.  The Company is no longer subject to U.S. federal, state, or non-U.S. income tax examinations by tax authorities for tax years before 2012, except that earlier years can be examined for the sole purpose of challenging the net operating loss carry-forwards arising in those years.

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

CANNABIS SATIVA, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December, 2014 and from the
Date of Inception (April 9, 2013) through December 31, 2013

During the quarter ended March 31, 2014, the holders of the $78,112 in outstanding principle convertible notes outstanding at December 31, 2013 converted the entire outstanding principal balance into 3,889,071 shares of the Company’s common stock.  The conversion resulted in the extinguishment of the Company’s $32,309,105 derivative liability outstanding at December 31, 2013 and the remaining unamortized note discount of $55,664.

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

On August 15, 2014, the Company issued 100,000 shares of its Common Stock to Evan Tweede, Incorporated pursuant to a Service Agreement whereas Evan Tweede is to provide high level marketing and product development consulting services to the Company.  The value of the shares was determined to be $1,000,000 based on the trading price of the Company’s stock on the date of the agreement.  The $1,000,000 is being amortized over 18 months.  For the year ended December 31, 2014, the Company recognized $375,000 of expense related to the issuance with $625,000 recorded as prepaid consulting expense on the Company’s balance sheet.

NOTE 4 – DERIVATIVE LIABILITY

The Company’s derivative liability at December 31, 2013 was calculated using the actual conversion values as of the dates of conversions.  The following is a summary of the derivative liability at December 31, 2014 and 2013.

	2014	2013
Market Value of conversions	$-	$32,331,553
Extinguishment of debt upon conversion	-	(78,112)
Extinguishment of remaining debt discount upon conversion	-	55,664
Derivative liability at December 31, 2014 and 2013	$-	$32,309,105

During the quarter ended March 31, 2014, the holders of the $78,112 in outstanding principle convertible notes outstanding at December 31, 2013 converted the entire outstanding principal balance into 3,889,071 shares of the Company’s common stock.  The conversion resulted in the extinguishment of the Company’s $32,309,105 derivative liability outstanding at December 31, 2013 and the remaining unamortized note discount of $55,664.

NOTE 5 – DUE TO RELATED PARTIES

As of December 31, 2014 and 2013, the Company owed a total of $541,189 and $196,279, respectively, to certain shareholders. Due to undercapitalization of the Company, these shareholders’ have been funding the operations on an as needed basis. These advances are non-interest bearing in nature. The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $18,582 and $3,060, for the years ended December 31, 2014 and 2013. Because the related parties do not expect these amounts to be repaid, the interest has been recorded as a contribution of capital at December 31, 2014 and 2013.

The NZT License Agreement

Kush entered into a license agreement dated as of June 6, 2014 with Steven Kubby (“Licensor”), pursuant to which Kush was granted an exclusive, world-wide license with the right to sublicense others, to certain intellectual property (the “IP”) consisting of the right to cultivate and grow a proprietary cannabis sativa plant strain known as NZT and also known as the CTK strain (the “NZT strain”), which contains CBG, except that Licensor retained the right to continue to cultivate the NZT strain and/or use the IP for his individual use and/or consumption only. The Agreement provides that Licensor will provide Kush with a written Terpenoid/Cannabinoid Profile prepared by an independent third party test facility and, upon written request of Licensee, such other written or other documentation/description of the genetic makeup of the NZT strain as Licensee may reasonably request. Kush is required to protect the information provided by Licensor as confidential proprietary trade secret information and not to disclose the information to anyone who does not have a need to know such information. The Agreement provides for the payment of a one-time license fee in the amount of $2,000,000 payable (i) $1,000,000.00 on or before July 31, 2015; and $1,000,000.00 on or before June 30, 2016; provided, that in the event any such payment is not made in full when due, and if the stock of Kush or the Registrant is publicly traded in the over-the-counter market or on a national exchange, Kush may pay or Licensor may elect to be paid the unpaid payment amount in the form of unregistered shares of such publicly traded stock, which shares shall be valued at a 35% discount to the average closing price for such stock in the over-the-counter market or on a national exchange during the 30 trading days preceding the issuance of such shares. The Agreement provided that during the 30 day period preceding the due date for any payment under the License Agreement, Licensor will refrain from selling shares of any such publicly traded stock of Kush or the Registrant into the market, either directly or indirectly. The term of the agreement is until the later of the expiration of 20 years or the last to expire of any licensed patents to issue under or with respect to the intellectual property licensed under the Agreement. The Agreement provides that subject to applicable legal requirements and required registrations, if any, within 120 days of the date of the agreement Kush shall use its commercially reasonable efforts to bring IP to market through a thorough, vigorous and diligent program and to continue active, diligent marketing efforts throughout the life of the Agreement based on market response to the product. The Agreement provides Licensor with certain rights to inspect the facilities of Kush and to receive reports regarding product sales. Kush’s failure to perform its obligations under the Agreement shall be grounds for Licensor to terminate the Agreement. The Agreement contains representations by Licensor that it has good and marketable title to the IP with full right and authority to grant the exclusive license to Kush however Licensor expressly made no representations or warranty that the IP manufactured, used, sold or leased under the Agreement is or will be free of claims of infringement of patent rights of any other person or persons. The foregoing summary is qualified in its entirety by reference to the Agreement, a copy of which is included as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on July 7, 2014.

  CANNABIS SATIVA, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December, 2014 and from the
Date of Inception (April 9, 2013) through December 31, 2013
The MMJ License Agreement

Kush entered into a license agreement dated as of June 6, 2014 with Steven Kubby (“Licensor”), pursuant to which Kush was granted an exclusive, world-wide license with the right to sublicense others, to certain intellectual property (the “IP”) consisting of a proprietary recipe and process/method to maximize the cannabinoid concentrations derived from the proprietary cannabis sativa plant NZT strain (or other available strain obtained from other sources) to be used to make a medical marijuana (“MMJ”) edible or to make a MMJ lozenge.  The Agreement provides that Licensor will provide Kush with a written description of said recipes/processes/methods to Licensee upon execution of this Agreement and such other documentation as Licensee reasonably requests in writing.  Kush is required to protect the information provided by Licensor as confidential proprietary trade secret information and not to disclose the information to anyone who does not have a need to know such information. The Agreement provides for the payment of a one-time license fee in the amount of  $1,000,000 payable on or before December 31, 2015; provided, that in the event any such payment is not made in full when due, and if the stock of Kush or the Registrant is publicly traded in the over-the-counter market or on a national exchange, Kush may pay or Licensor may elect to be paid the unpaid payment amount in the form of unregistered shares of such publicly traded stock, which shares shall be valued at a 35% discount to the average closing price for such stock in the over-the-counter market or on a national exchange during the 30 trading days preceding the issuance of such shares. The Agreement provided that during the 30 day period preceding the due date for any payment under the License Agreement, Licensor will refrain from selling shares of any such publicly traded stock of Kush or the Registrant into the market, either directly or indirectly. The term of the agreement is until the later of the expiration of 20 years or the last to expire of any licensed patents to issue under or with respect to the intellectual property licensed under the Agreement.  The Agreement provides that subject to applicable legal requirements and required registrations, if any, within 120 days of the date of the agreement Kush shall use its commercially reasonable efforts to bring IP to market through a thorough, vigorous and diligent program and to continue active, diligent marketing efforts throughout the life of the Agreement based on market response to the product.  The Agreement provides Licensor with certain rights to inspect the facilities of Kush and to receive reports regarding product sales.  Kush’s failure to perform its obligations under the Agreement shall be grounds for Licensor to terminate the Agreement. The Agreement contains representations by Licensor that it has good and marketable title to the IP with full right and authority to grant the exclusive license to Kush however Licensor expressly made no representations or warranty that the IP manufactured, used, sold or leased under the Agreement is or will be free of claims of infringement of patent rights of any other person or persons.  The foregoing summary is qualified in its entirety by reference to the Agreement, a copy of which is included as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on July 7, 2014.

The Salve/Ointment License Agreement

Kush entered into a license agreement dated as of June 6, 2014 with Steven Kubby (“Licensor”), pursuant to which Kush was granted an exclusive, world-wide license with the right to sublicense others, to certain intellectual property (the “IP”) consisting of a proprietary recipe and process/method to maximize the cannabinoid concentrations derived from the proprietary cannabis plant NZT strain (or other available strain obtained from other sources) to be used to make a salve/ointment containing CBD and Arnica Montana.  The Agreement provides that Licensor will provide Kush with a written description of said recipes/processes/methods to Licensee upon execution of this Agreement and such other documentation as Licensee reasonably requests in writing.  Kush is required to protect the information provided by Licensor as confidential proprietary trade secret information and not to disclose the information to anyone who does not have a need to know such information. The Agreement provides for the payment of a one-time license fee in the amount of  $60,000 payable on or before September 30, 2014; provided, that in the event any such payment is not made in full when due, and if the stock of Kush or the Registrant is publicly traded in the over-the-counter market or on a national exchange, Kush may pay or Licensor may elect to be paid the unpaid payment amount in the form of unregistered shares of such publicly traded stock, which shares shall be valued at a 35% discount to the average closing price for such stock in the over-the-counter market or on a national exchange during the 30 trading days preceding the issuance of such shares. The Agreement provided that during the 30 day period preceding the due date for any payment under the License Agreement, Licensor will refrain from selling shares of any such publicly traded stock of Kush or the Registrant into the market, either directly or indirectly. The term of the agreement is until the later of the expiration of 20 years or the last to expire of any licensed patents to issue under or with respect to the intellectual property licensed under the Agreement.  The Agreement provides that subject to applicable legal requirements and required registrations, if any, within 120 days of the date of the agreement Kush shall use its commercially reasonable efforts to bring IP to market through a thorough, vigorous and diligent program and to continue active, diligent marketing efforts throughout the life of the Agreement based on market response to the product.  The Agreement provides Licensor with certain rights to inspect the facilities of Kush and to receive reports regarding product sales.  Kush’s failure to perform its obligations under the Agreement shall be grounds for Licensor to terminate the Agreement. The Agreement contains representations by Licensor that it has good and marketable title to the IP with full right and authority to grant the exclusive license to Kush however Licensor expressly made no representations or warranty that the IP manufactured, used, sold or leased under the Agreement is or will be free of claims of infringement of patent rights of any other person or persons.  The foregoing summary is qualified in its entirety by reference to the Agreement, a copy of which is included as an exhibit to the Registrant’s current report on Form 8-K filed with the SEC on July 7, 2014.

As of December 31, 2014, the remaining amount due Mr. Kubby under the license agreements is $2,930,897.  The table below represents the future payment schedule due Mr. Kubby related to license agreements:

Payment Date:	Amount Due:
July 31, 2015	930,897
December 31, 2015	1,000,000
June 30, 2016	1,000,000
2,930,897
Less: Current Portion	(1,930,897)

Long-term portion	$1,000,000

CANNABIS SATIVA, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December, 2014 and from the
Date of Inception (April 9, 2013) through December 31, 2013

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company entered into a lease dated effective as of August 1, 2013 for an office and warehouse facility in Mesquite, Nevada that will serve as the principal executive offices and provide manufacturing and warehouse space. The lease is for an initial term of six months with options to extend the term of the lease for additional 12 month periods at rental rates acceptable to the parties. The leased space initially consists of 908 square feet of space and the Registrant has the option to expand the space by an additional 1,631 square feet for a total of 2,531 square feet at any time. The rent for the initial space is $681 per month which will increase to $1,392 per month if and when the Company elects to take over the expansion space. The building in which our space is located is in foreclosure and we rent from the bank that controls the property on a month to month basis. We pay a total of $771.80 per month to the bank for our space. The Company believes such space will be adequate for its needs for the next twelve months. For the period ended December 31, 2014 and 2013 the Company incurred $6,217 and $4,062 in rent expense related to this lease.

NOTE 7 – GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred significant cumulative net losses since inception. As reported in the financial statements, the Company has an accumulated deficit of $46,915,104. At December 31, 2014, the Company had total assets of $3,681,080 and liabilities totaling $3,960,695, and a working capital deficit of $2,286,975, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 8 – AVAILABLE-FOR-SALE SECURITIES

During the year ended December 31, 2014, the Company sold all holdings in Hemp, Inc. for proceeds of $147,723.  The Company realized a gain of $7,723 on the sale of its holdings in Hemp, Inc.  This realized gain is included in the Company’s statement of operations.

On January 10, 2014 the Company received 10,835 shares of BioAdaptives, Inc. as a result of Kush’s holdings in Hemp, Inc.  The shares were received when Hemp, Inc. completed a spin-off of BioAdaptives, Inc.  Each 923 shares of Hemp, Inc. received 1 share of BioAdaptives, Inc.  At the time of the spin-off, Kush, Inc. was the owner of 10,000,000 shares of Hemp, Inc. common stock.  This resulted in Kush receiving 10,835 shares of BioAdaptives, Inc.  At December 31, 2014 the market price of BioAdaptive, Inc. was $.45 per share resulting in a value of $4,876.

Available-for-sale securities are an investment in a marketable trading security. As such it will be adjusted to fair market value at each reporting date.  The unrealized price variation will be reflected on our statement of comprehensive income (loss) as well as in our equity section of our balance sheet as an accumulated comprehensive loss.

The following is a summary of available-for-sale securities at December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)	Accumulated Other Comprehensive Income

Equity Securities	$-	$4,876	$-	$4,876	$4,876

Total Available-for-Sale Securities	$-	$4,876	$-	$4,876	$4,876

CANNABIS SATIVA, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December, 2014 and from the
Date of Inception (April 9, 2013) through December 31, 2013

NOTE 9 - FIXED ASSETS AND INTANGIBLES

Fixed assets consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Furniture and Equipment	$8,108	$389
Leasehold Improvements	2,500	2,500
	10,608	2,889
Less: accumulated depreciation and amortization	(3,571)	(856)

	$7,037	$2,033

Intangible assets consisted of the following as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
CBDS.com website (Cannabis Sativa)	$13,999	-
Patents and Trademarks (Wild Earth)	4,425	3,790
Patents and Trademarks (Kush)	10,136	-
Intellectual Property Rights (Kush)	3,060,000	-
Less: Accumulated Amortization	(89,268)	(8)

	$2,999,292	$3,782

Kush, a wholly-owned subsidiary of the Company, owns an approximately 90% membership interest in KPAL, LLC, a Texas limited liability company.  KPAL, LLC's only assets are the ongoing capitalized costs associated with three patent applications filed with the U.S. Patent and Trademark Office in March and April 2010 with regard to the CTA strain, its use in a lozenge and as a treatment for hypertension.  To date, none of the applications has been granted and no patents have issued.  Kush is continuing to pursue such applications; however, no assurances can be given that any of the patent applications will result in the issuance of a patent to Kush.  These costs have been capitalized and are included in Intangibles, net at December 31, 2014.

The Company generated a gain on sale of asset in the amount of $49,512 related to its sale of its hemp silk patent.  The Company received proceeds of $50,000 related to the sale and the patent had a carrying value of $488 at the time of the sale.

CANNABIS SATIVA, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December, 2014 and from the
Date of Inception (April 9, 2013) through December 31, 2013

NOTE 10 – FAIR VALUE MEASUREMENTS

We adopted ASC Topic 820 as of January 1, 2008 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

The estimated fair values for financial instruments are determined at discreet points in time based on relevant market information.  The estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of notes payable, accounts payable and accrued liabilities approximate fair value given their short term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.  As of December 31, 2013, assets and liabilities measured at fair value on a recurring basis were:

	Total	Level 1	Level 2	Level 3
Total assets measured at fair value	$-	$-	$-	$-

Liabilities

Derivative Liability	$32,309,105	$-	$-	$32,309,105

Related Party convertible notes payable, net of discount	14,727	-	-	14,727

Convertible notes payable, net of discount	2,162	-	-	2,162
Total liabilities measured at fair value	$32,325,994	$-	$-	$32,325,994

CANNABIS SATIVA, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December, 2014 and from the
Date of Inception (April 9, 2013) through December 31, 2013

At December 31, 2014, the carrying amounts of accounts receivable, notes payable, accounts payable and accrued liabilities approximate fair value given their short term nature or effective interest rates. We measure certain financial instruments at fair value on a recurring basis.  As of December 31, 2014, assets and liabilities measured at fair value on a recurring basis were:

	Total	Level 1	Level 2	Level 3
Assets	-	-	-	-
Available-for-sale securities	4,876	4,876
Total assets measured at fair value	$4,876	$4,876	$-	$-

Total liabilities measured at fair value	$-	$-	$-	$-

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no additional events that require disclosure other than listed above.

On February 25, 2015, the Company through its wholly owned subsidiary Hi Brands International, Inc. (jointly referred to hereinafter as “Cannabis Sativa”), entered into a Purchase, Supply and Joint Venture Agreement (the “Agreement”), with Centuria Natural Foods, Inc. (“Centuria”) whereby Cannabis Sativa will market Centuria’s proprietary CBD (Cannabidiol) Rich Hemp Oil products (the “Products”).

The initial term of the Agreement is one year which may be renewed for additional one year periods upon the mutual agreement of the parties.  Within the first 90 days of the initial term of the Agreement, Cannabis Sativa shall order at least 5,000 units of Product.  Thereafter, Cannabis Sativa shall order at least 5,000 units of Product per month with the additional requirement that Cannabis Sativa order a minimum of 55,000 units of Product during the first 12 months of the Agreement.  Fifty percent of all gross revenue generated by the sale of the Products will be paid to Cannabis Sativa and fifty percent will be paid to Centuria.

On March 13, 2015, Deborah Goldsberry was elected a member of the board of directors of the Registrant, Cannabis Sativa, Inc. (the “Company”).  Ms. Goldsberry is a long-time medical cannabis activist.  She brings hands-on experience to the Company’s board, having pioneered the highly acclaimed Berkeley Patients Group in Berkeley, California and Magnolia Wellness in Oakland, California.

Subsequent to December 31, 2014, the Company issued 500,000 shares of its common stock to consultants.

Subsequent to December 31, 2014, the Company issued 422,500 shares of its common stock to officers and directors of the Company.