Form 10-Q
period 2015-03-31
Cannabis Sativa, Inc.
filed 2015-05-15
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2015
or

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

The number of shares of the issuer’s Common Stock outstanding as of May 15, 2015 is 16,037,238.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2015	2014
	(Unaudited)
Current Assets
Cash and cash equivalents	$13,329	$25,994
Accounts receivable, net	-	-
Employee advance	-	13
Inventory	17,797	17,837
Available-for-sale securities	9,698	4,876
Prepaids	5,318,083	625,000

Total Current Assets	5,358,907	673,720

Property and equipment, net	6,889	7,037
Intangibles, net	2,969,235	2,999,292
Deposits	1,031	1,031

Total Assets	$8,336,062	$3,681,080

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$153,791	$482,942
Due to related parties - short term	2,556,741	2,472,086
Accrued interest	5,667	5,667
Total Current Liabilities	2,716,199	2,960,695
Due to related parties - long term	1,000,000	1,000,000
Total Liabilities	3,716,199	3,960,695

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
None issued or outstanding	-	-
Common stock, $.001 par value, 45,000,000 shares authorized,
16,037,238 and 15,114,738 issued and outstanding, respectively	16,037	15,115
Accumulated other comprehensive income	9,698	4,876
Non-controlling interest	894	894
Additional paid-in capital	53,296,420	46,614,604
Retained deficit	(48,703,186)	(46,915,104)
Total Stockholders' Equity (Deficit)	4,619,863	(279,615)
Total Liabilities and Stockholders' Equity (Deficit)	$8,336,062	$3,681,080

The Accompanying Notes are an Integral
Part of these Condensed Consolidated Financial Statements

INDEX

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

Revenues	$1,102	$1,445

Cost of goods sold	1,160	716

Gross profit	(58)	729

General and administrative expenses	1,780,163	65,272

Loss from operations	(1,780,221)	(64,543)

Interest (expense)	(7,861)	(9,562)

Income (loss) before income taxes	(1,788,082)	(74,105)

Income taxes	-	-

Net Loss	(1,788,082)	(74,105)

(Income) loss attributable to non-controlling interest	-	-

Net loss attributable to Cannabis Sativa, Inc.	$(1,788,082)	$(74,105)

Net loss per common share
Basic and diluted	$(0.11)	$(0.01)

Weighted average common shares; basic and diluted	15,929,210	8,299,651

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

INDEX

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Cash flows from operating activities:
Net loss	$(1,788,082)	$(74,105)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	38,614	554
Contributed capital	7,489	11,655
Stock issued for services	1,578,250	-
Amortization of prepaid	41,667	-
Amortization of note discount	-	5,559
Changes in assets and liabilities:
Accounts receivable	-	(1,130)
Employee advance	13	(250)
Due from related party	-	(2,000)
Inventory	40	(13,383)
Prepaids	-	1,783
Deposits	-	(150)
Accounts payable and accrued expenses	33,099	17,090
Accrued interest	-	1,348

Net cash used by operating activities	(88,910)	(53,029)

Cash flows from investing activities:
Purchase of fixed assets and intangibles	(8,410)	(1,975)

Net cash used by investing activities	(8,410)	(1,975)

Cash flows from financing activities:
Proceeds from related parties	125,000	93,080
Payments to related parties	(40,345)	-

Net cash provided by financing activities	84,655	93,080

Net increase (decrease) in cash	(12,665)	38,076

Cash at beginning of period	25,994	14,863

Cash at end of period	$13,329	$52,939
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Conversion of debt to equity	$-	$78,112
Unrealized gain on available-for-sale securities	$4,822	$-

The Accompanying Notes are an Integral
Part of these Condensed Financial Statements

INDEX

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Cannabis Sativa, Inc., formerly named Ultra Sun Corp. (“we”, “us”, “our” or “Company”), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the annual report on Form 10-k filed with the SEC April 15, 2015.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2015, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

The following unaudited proforma condensed combined statement of operations reflects the results of operations of CANNABIS SATIVA for the three months ended March 31, 2014, the results of operations for WILD EARTH NATURALS for the three months ended March 31, 2014, and the results of operations for KUSH for the three months ended March 31, 2014 as if the Companies had been consolidated effective January 1, 2014.

	Cannabis Sativa	Wild Earth Naturals	Kush	Proforma

Revenue	$-	$1,445	$-	$1,445

Cost of revenue	-	716	-	716

Gross profit	-	729	-	729

General and adminstrative expense	202	65,070	377,643	442,915

Other expense
Interest expense	6,907	2,655	-	9,562

Loss from continued operations	(7,109)	(66,996)	(377,643)	(451,748)

Net loss	$(7,109)	$(66,996)	$(377,643)	$(451,748)

INDEX

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)

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

Accounts Receivable:

 We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At March 31, 2015 the company has established an allowance for doubtful accounts of $3,697 which is equal to the full amount of recorded accounts receivable.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  As of March 31, 2015 and 2014, the Company has no outstanding potentially dilutive securities.

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

INDEX

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)
Intangible Assets:

Intangible assets are comprised of patents, trademarks, the Company’s “CBDS.com” website domain and intellectual property rights.  The patent is being amortized using the straight-line method over its economic life, which is estimated to be twenty (20) years.  The trademark, which is still in the application phase, is expected to have an indefinite useful life.  The CBDS.com website is expected to have an indefinite useful life.  The intellectual property rights are being amortized using the straight-line month over its economic life, which is estimated to be (20) years.

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

The effective income tax rate of 0% for the periods ended March 31, 2015 and 2014 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  For the three months ended March 31, 2015 a tax benefit of approximately $28,800 would have been generated.  For the three months ended March 31, 2014 a tax benefit of approximately $25,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of March 31, 2015 the Company had net operating losses of approximately $14,148,328 resulting in a deferred tax asset of approximately $4,810,400.  As of March 31, 2014 the Company had net operating losses of approximately $255,000 resulting in a deferred tax asset of approximately $87,000.

The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC.  The purpose of the entity is to hold the intellectual property of Cannabis Sativa, Inc.  As of March 31, 2015 there has been no activity in the LLC.

3.  Available-for-Sale Securities

On January 10, 2014 the Company received 10,835 shares of BioAdaptives, Inc. as a result of Kush’s holdings in Hemp, Inc.  The shares were received when Hemp, Inc. completed a spin-off of BioAdaptives, Inc.  Each 923 shares of Hemp, Inc. received 1 share of BioAdaptives, Inc.  At the time of the spin-off, Kush, Inc. was the owner of 10,000,000 shares of Hemp, Inc. common stock.  This resulted in Kush receiving 10,835 shares of BioAdaptives, Inc.  At March 31, 2015 the market price of BioAdaptives, Inc. was $.8951 per share resulting in a value of $9,698.

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

INDEX

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)

The following is a summary of the Company’s available-for-sale securities at March 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)	Accumulated Other Comprehensive Income

Equity Securities	$-	$9,698	$-	$9,698	$9,698

Total Available-for-Sale Securities	$-	$9,698	$-	$9,698	$9,698

4.   Fair Value Measurements

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, notes payable, accounts payable, accrued liabilities approximate fair value given their short term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.  As of March 31, 2015, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$9,698	$9,698	$-	$-
Total assets measured at fair value	$9,698	$9,698	$-	$-

Liabilities:	$-	$-	$-	$-
Total liabilities measured at fair value	$-	$-	$-	$-

INDEX

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)
5.   Due to Related Parties

During the three months ended March 31, 2015 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses.  As of March 31, 2015, net advances to the Company were $666,229.  These advances are non-interest bearing in nature.  The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $7,489.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital at March 31, 2015.

Kush, a wholly-owned subsidiary of the Company, is a party to three individual license agreements with Steve Kubby.  Pursuant to the license agreements Kush owed a total of $3,060,000 in license fees to Mr. Kubby at various dates.  As of March 31, 2015, the Company has paid a total of $169,489 of the total amount.  As of March 31, 2015, the remaining amount due Mr. Kubby under the license agreements is $2,890,511.  The table below represents the future payment schedule due Mr. Kubby related to license agreements:

Payment Date:	Amount Due:
July 31, 2015	890,511
December 31, 2015	1,000,000
June 30, 2016	1,000,000
2,890,511
Less: Current Portion	(1,890,511)

Long-term portion	$1,000,000

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

6.  Common Stock

On January 1, 2015, the Company’s board of directors authorized the issuance of 100,000 shares of its common stock to one of its officers.  The value of the shares on the date of issuance was $690,000.  As of March 31, 2015, the Company has recognized $172,500 in compensation expense related to this transaction with the remaining $517,500 being recorded as a prepaid.

On January 1, 2015, the Company’s board of directors authorized the issuance of 10,000 shares of its common stock to each of its seven board of directors for each year of service.  The Company issued 2,500 shares to each board member retroactive to the fourth quarter of 2014 in addition to 10,000 each for 2015 for a total of 12,500 shares each.  The Company had recorded a liability in the amount of $120,750 related to the retroactive issuance in its December 31, 2014 financial statements.  The Company recorded $120,750 in professional fees on its statement of operations for the three months ended March 31, 2015 with an additional $362,250 being recorded as a prepaid on the Company’s balance sheet.

On January 1, 2015, the Company’s board of directors authorized the issuance of 35,000 shares of its common stock to one of its officers for retroactive compensation in 2014.  The value of the shares was determined to be $241,500 based on the trading price of the stock on the date of authorization.  The Company had recorded a liability in the same amount in its balance sheet dated December 31, 2014.

INDEX

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
 (Unaudited)

On January 7, 2015, the Company’s board of directors authorized the issuance of 500,000 shares of its common stock to a consulting group for services to be provided during the year ended December 31, 2015.  The value of the issuance was determined to be $3,500,000 based on the market value of the Company’s common stock on the date of issuance.  The Company recorded $875,000 in consulting expense related to this transaction with the remaining $2,625,000 being recorded as a prepaid which will be amortized over the remainder of the year.

January 30, 2015, the Company’s board of directors authorized the issuance of 200,000 shares to two consultants for services to be provided during the year ended December 31, 2015.  The value of the issuance was determined to be $1,640,000.  The Company has recorded $410,000 in consulting expense related to this transaction with the remaining $1,230,000 being recorded as prepaid consulting services which will be amortized over the remainder of the year.

7.  Hi Brands International Inc. – Centuria Foods Agreement

On February 6, 2015, the Company formed Hi Brands International Inc., a Nevada Corporation and wholly owned subsidiary of Cannabis Sativa, Inc.

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

As of March 31, 2015, there has not been any activity in Hi Brands International Inc. other than the execution of the above agreement.  The Company has not ordered any product under this agreement as of March 31, 2015.

8.   Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception. As reported in the financial statements, the Company has an accumulated deficit of $48,703,186. At March 31, 2015, the Company had total assets of $8,336,062 and liabilities totaling $3,716,199 all of which raises substantial doubt about the Company’s ability to continue as a going concern.

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

9.   Subsequent Events

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

Results of Operations

	For the three months ended March 31, 2015	For the three months ended March 31, 2014	Change	% Change
	(Unaudited)	(Unaudited)
Revenue	$1,102	$1,445	$(343)	-23.74%
Cost of goods sold	(1,160)	(716)	(444)	62.01%
Gross profit	(58)	729	(787)	-107.96%
General and administrative expenses	(1,780,163)	(65,272)	(1,714,891)	2627.30%
Interest expense	(7,861)	(9,562)	1,701	-17.79%
Net Loss	$(1,788,082)	$(74,105)	$(1,713,977)	2312.90%

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Revenue – The Company had immaterial revenues related to its ongoing operations for the three months ended March 31, 2015 and 2014.

Cost of Goods Sold – The Company had immaterial cost of goods sold for the three months ended March 31, 2015 and 2014.

General and Administrative Expenses – The Company had general and administrative expenses of $1,780,163 for the three months ended March 31, 2015 and general and administrative expenses of $65,272 for the three months ended March 31, 2014.  The significant increase in general and administrative expenses was attributable to common stock grants for compensation and consulting services.   Other general and administrative expenses consisted primarily of professional fees, payroll expenses, rent and transfer agent fees.

Interest Expense – The Company had interest expenses of $7,861 for the three months ended March 31, 2015 and $9,562 for the three months ended March 31, 2014.  Interest expense for the three months ended March 31, 2015 was made up of imputed interest on related party advances. Interest expense for the periods ended March 31, 2014 was primarily related to the Company’s convertible notes and the corresponding note discount amortization related to the notes.

INDEX

Liquidity and Capital Resources

As of March 31, 2015, we had cash on hand of $13,329.We have had to borrow funds to cover our start-up costs and operating short-falls. We believe we will be able to meet ongoing expenses from revenues sometime in the future.  However, at the present time, any short-falls will continue to be covered by management or existing shareholders.

We have had to rely on short-term funding from management or shareholders in the past and there can be no assurance that such persons will continue to provide funding in the future.  During the year ended December 31, 2014, the Company received an aggregate of $324,950 in advances from shareholders’ and related parties.

The Company may also seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders. As mentioned before, for the immediate needs of our current operations, we anticipate continuing to fund operations through management and shareholder loans. There can be no assurance that management and shareholders will continue to loan the Company funds.

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

INDEX

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 1A.   Risk Factors.

See the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

INDEX

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

Cannabis Sativa, Inc.

Date:                      May 15, 2015
By: /s/ Gary E. Johnson
Gary E. Johnson, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Catherine Carroll
Catherine Carroll, Chief Financial Officer
(Principal Financial and Accounting Officer)