Form 10-Q
period 2015-06-30
Cannabis Sativa, Inc.
filed 2015-10-22
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2015
or

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the issuer’s Common Stock outstanding as of October 14, 2015 is 16,124,738.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	Balance at
	6/30/2015	12/31/2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$26,000	$25,994
Accounts receivable, net	-	-
Employee Advance	44	13
Inventories	17,176	17,837
Available-for-sale securities	6,826	4,876
Prepaids	3,578,792	625,000
Total Current Assets	3,628,838	673,720
Property and equipment, net	6,496	7,037
Intangible assets	2,930,907	2,999,292
Deposits	1,031	1,031
Total Assets	$6,567,272	$3,681,080
Liabilities and Stockholders' Equity(Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$220,597	$482,942
Due to related parties - short term	798,982	2,472,086
Accrued Interest	7,322	5,667
Total Current Liabilities	1,026,901	2,960,695
Due to related parties - long term	-	1,000,000
Total Liabilities	1,026,901	3,960,695
Stockholders' Equity(Deficit):
Preferred stock $0.001 par value; 5,000,000 shares authorized; 1,500,000 and 0 issued and outstanding.	1,500	-
Common stock $0.001 par value; 45,000,000 shares authorized; 16,042,238 and 15,114,738 shares issued and outstanding, respectively	16,043	15,115
Additional paid-in capital	56,205,602	46,614,604
Accumulated other comprehensive income	6,826	4,876
Retained deficit	(50,690,494)	(46,915,104)
Total Cannabis Sativa, Inc. Stockholders' Equity(Deficit)	5,539,477	(280,509)
Non-controlling interest	894	894
Total Stockholders' Equity(Deficit)	5,540,371	(279,615)
Total Liabilities and Equity(Deficit)	$6,567,272	$3,681,080

"The accompanying notes are an integral part of these condensed consolidated financial statements"

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$617	$227	$1,719	$1,672

Cost of Revenues	243	915	1,403	1,631
Gross Profit	374	(688)	316	41

General and administrative expenses	1,870,283	99,889	3,650,446	165,161
Income(loss) from operations	(1,869,909)	(100,577)	(3,650,130)	(165,120)

Other Income (Expenses)
Interest expense	(9,203)	(3,534)	(17,064)	(13,096)
Total Other Income (Expenses)	(9,203)	(3,534)	(17,064)	(13,096)

Income(loss) Before Income Taxes	(1,879,112)	(104,111)	(3,667,194)	(178,216)

Income Tax Expense	-	-	-	-

Income(Loss) from Continuing Operations	(1,879,112)	(104,111)	(3,667,194)	(178,216)

Income(Loss) from Discontinued Operations	(108,196)	-	(108,196)	-

Net Income(Loss)	$(1,987,308)	(104,111)	(3,775,390)	(178,216)

Income(loss) attributable to non-controlling interest	-	-	-	-

Net Income(Loss) Attributable To Cannabis Sativa, Inc.	$(1,987,308)	$(104,111)	$(3,775,390)	$(178,216)

Net Loss per Common Share:
Basic & diluted Continuing Operations	$(0.12)	$(0.01)	$(0.24)	$(0.01)
Basic & diluted Discontinued Operations	$(0.01)	$(0.00)	$(0.01)	$0.00

Weighted Average Common Shares Outstanding:
Basic & Diluted	16,037,238	11,714,071	15,929,210	10,016,293

"The accompanying notes are an integral part of these condensed consolidated financial statements"

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,775,390)	$(178,216)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	77,092	1,294
Stock issued for services	3,162,125	-
Contributed capital	16,426	24,188
Amortization of prepaid	208,333	-
Amortization of note discount	-	5,559
Changes in assets and liabilities:
Accounts Receivable	-	(1,130)
Inventories	661	(16,094)
Prepaids	-	1,784
Employeee advances	(31)	-
Deposits	-	(150)
Accounts payable, other payables and accrued expenses	93,554	10,384
Intercompany accounts net payable	-	(5,315)
Accrued interest	1,655	1,348
Net cash used in operating activities:	(215,575)	(156,348)
Net cash used in discontinued operating activities:	6,596	-
Cash flows from investing activities:
Purchase of fixed assets and intangibles	(8,410)	(20,427)
Net cash provided(used) in investing activities:	(8,410)	(20,427)
Net cash provided(used) in discontinued investing activities:	-	27,707
Cash flows from financing activities:
Proceeds from related parties	257,740	223,296
Payments to related parties	(40,345)	-
Net cash provided(used) by financing activities:	217,395	223,296
Net cash provided(used) by discontinued financing activities:	-	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	6	74,228

Cash and cash equivalents - beginning of year	25,994	14,863

Cash and cash equivalents - end of year	$26,000	$89,091
Supplemental disclosure of cash flow activities:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosures of non cash activities:
Conversion of debt to equity	$-	$78,112
Unrealized gain in available-for sale-securities	$1,950	$-
Acquisition of assets in merger	$-	$3,198,258
Shares issued for accrued liabilities	$362,250	$-
Shares issued for prepaid items	$3,162,125	$-
Preferred shares issued for related party payables	$2,890,499	$-

"The accompanying notes are an integral part of these condensed consolidated financial statements"

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Cannabis Sativa, Inc., formerly named Ultra Sun Corp. (“we”, “us”, “our” or “Company”), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the annual report on Form 10-k filed with the SEC April 15, 2015.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2015, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

The following unaudited proforma condensed combined statement of operations reflects the results of operations of CANNABIS SATIVA for the six months ended June 30, 2014, the results of operations for WILD EARTH NATURALS for the six months ended June 30, 2014, and the results of operations for KUSH for the six months ended June 30, 2014 as if the Companies had been consolidated effective January 1, 2014.

	Cannabis Sativa	Wild Earth Naturals	Kush	Proforma

Revenue	$-	$1,672	$-	$1,672

Cost of revenue	-	1,631	-	1,631

Gross profit	-	41	-	41

General and adminstrative expense	3,940	161,221	278,374	443,535

Other expense
Realized loss from for sale securities		-	337,440	337,440
Interest expense	6,908	6,188	-	13,096

Loss from continued operations	(10,848)	(167,368)	(615,814)	(794,030)

Net loss	$(10,848)	$(167,368)	$(615,814)	$(794,030)

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)

Development Stage Activities and Operations:

Wild Earth has been in its initial stages of formation and for the six months ended June 30, 2015 had minimal revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Accounts Receivable:

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At June 30, 2015 the company has established an allowance for doubtful accounts of $3,697 which is equal to the full amount of recorded accounts receivable.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  As of June 30, 2015 and 2014, the Company has no outstanding potentially dilutive securities.

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
For the Three and Six Months Ended June 30, 2015 and 2014
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

The effective income tax rate of 0% for the periods ended June 30, 2015 and 2014 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  For the six months ended June 30, 2015 a tax benefit of approximately $59,000 would have been generated.  For the six months ended June 30, 2014 a tax benefit of approximately $122,098 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of June 30, 2015 the Company had net operating losses of approximately $16,145,936 resulting in a deferred tax asset of approximately $5,489,618.  As of June 30, 2014 the Company had net operating losses of approximately $359,111 resulting in a deferred tax asset of approximately $122,098.

The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC.  The purpose of the entity is to hold the intellectual property of Cannabis Sativa, Inc.  As of June 30, 2015 there has been no activity in the LLC.

3.  Available-for-Sale Securities

On January 10, 2014 the Company received 10,835 shares of BioAdaptives, Inc. as a result of Kush’s holdings in Hemp, Inc.  The shares were received when Hemp, Inc. completed a spin-off of BioAdaptives, Inc.  Each 923 shares of Hemp, Inc. received 1 share of BioAdaptives, Inc.  At the time of the spin-off, Kush, Inc. was the owner of 10,000,000 shares of Hemp, Inc. common stock.  This resulted in Kush receiving 10,835 shares of BioAdaptives, Inc.  At June 30, 2015 the market price of BioAdaptives, Inc. was $.63 per share resulting in a value of $6,826.

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

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)

The following is a summary of the Company’s available-for-sale securities at June 30 , 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)	Accumulated Other Comprehensive Income

Equity Securities	$-	$6,826	$-	$6,826	$6,826

Total Available-for-Sale Securities	$-	$6,826	$-	$6,826	$6,826

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, notes payable, accounts payable, accrued liabilities approximate fair value given their short term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.  As of June 30, 2015, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$6,826	$6,826	$-	$-
Total assets measured at fair value	$6,826	$6,826	$-	$-

Liabilities:	$-	$-	$-	$-
Total liabilities measured at fair value	$-	$-	$-	$-

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)
5.   Due to Related Parties

During the six months ended June 30, 2015 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses.  As of June 30, 2015, net advances to the Company were $798,982.  These advances are non-interest bearing in nature.  The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $16,426.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital at June 30, 2015.

Kush, a wholly-owned subsidiary of the Company, is a party to three individual license agreements with Steve Kubby.  Pursuant to the license agreements Kush owed a total of $3,060,000 in license fees to Mr. Kubby at various dates.

On June 30, 2015  Kush sold $3,060,000 of its originally price Intellectual Property to CBDS, net of $165,750 of accumulated amortization for a gross sales price of $2,894,250 for which CBDS assumed a liability to Steve Kubby, the licensor of the intellectual property, of $2,890,499.   Additionally, CBDS received Kush’s interest in K-Pal, which is the holder of the  intellectual property in the amount of $8,938, less a non-controlling interest of $894.

Correspondingly, for Cannabis Sativa's books as of June 30, 2015, the Long Term Investment in K-Pal was booked at $8,938 and the non-controlling interest of $894 was recognized as a reduction of equity.   The acquisition of intellectual property assets was also booked for $3,060,000 which had accumulated amortization of $165,750 and based on agreement with Steve Kubby, all liability to him was retired in exchange for 1,500,000 shares of Cannabis Sativa Preferred Stock at par value of $.001, resulting in a credit to the Preferred Stock account of $1,500, with the balance to Paid in Capital of $2,888,999.

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

6.  Common Stock

On January 1, 2015, the Company’s board of directors authorized the issuance of 100,000 shares of its common stock to one of its officers.  The value of the shares on the date of issuance was $690,000.  As of June 30, 2015, the Company has recognized $345,000 in compensation expense related to this transaction with the remaining $345,000 being recorded as a prepaid.

On January 1, 2015, the Company’s board of directors authorized the issuance of 10,000 shares of its common stock to each of its seven board of directors for each year of service.  The Company issued 2,500 shares to each board member retroactive to the fourth quarter of 2014 in addition to 10,000 each for 2015 for a total of 12,500 shares each.  The Company had recorded a liability in the amount of $120,750 related to the retroactive issuance in its December 31, 2014 financial statements.  The Company recorded $241,500 in professional fees on its statement of operations for the six months ended June 30, 2015 with an additional $241,500 being recorded as a prepaid on the Company’s balance sheet.

On January 1, 2015, the Company’s board of directors authorized the issuance of 35,000 shares of its common stock to one of its officers for retroactive compensation in 2014.  The value of the shares was determined to be $241,500 based on the trading price of the stock on the date of authorization.  The Company had recorded a liability in the same amount in its balance sheet dated December 31, 2014. These shares were issued during the first quarter of 2015.

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
 (Unaudited)

On January 7, 2015, the Company’s board of directors authorized the issuance of 500,000 shares of its common stock to a consulting group for services to be provided during the year ended December 31, 2015.  The value of the issuance was determined to be $3,500,000 based on the market value of the Company’s common stock on the date of issuance.  The Company recorded $1,750,000 in consulting expense during the six months ended June 30, 2015 related to this transaction with the remaining $1,750,000 being recorded as a prepaid as of June 30, 2015, which will be amortized over the remainder of the year.

January 30, 2015, the Company’s board of directors authorized the issuance of 200,000 shares to two consultants for services to be provided during the year ended December 31, 2015.  The value of the issuance was determined to be $1,640,000.  The Company has recorded $820,000 in consulting expense during the six months ended June 30, 2015 related to this transaction with the remaining $820,000 being recorded as prepaid as of June 30, 2015 consulting services as of June 30, 2015 which will be amortized over the remainder of the year.

7. Preferred Stock

There are 5,000,000 preferred shares authorized with a par value of $.001.  Of the preferred shares authorized, 1,500,000 have been designated Series A Convertible Preferred Stock.  On June 30, 2015 the Company has issued 1,500,000 shares of its Series A Convertible Preferred Stock for related party payables(see note 5).  The rights and preferences of the Series A Convertible Preferred Stock are as follows:

Dividends.  If the Company declares a dividend or distribution on the common stock of the Company (the “Common Stock” or “Common Shares”), the holders of shares of this Series shall be entitled to receive for each share of this Series a dividend or distribution of the amount of the dividend or distribution that would be received by a holder of the same number of Common Shares.

No Liquidation Preference.  The holders of this Series shall receive for each share of this Series a liquidation amount equal to the liquidation amount that would be received by a holder of the same number of Common Shares.

Voting Rights.  Each holder of any shares of this Series shall have the right to 1 vote for each share of this Series held on the record date for the determination of the stockholders entitled to vote on such matters or, if no record date is established, at the day prior to the date such vote is taken or any written consent of stockholders is first executed.  With respect to such vote, such holders (i) shall have voting rights and powers equal to the same voting rights and powers of the holders of Common Stock, (ii) shall be entitled, notwithstanding any provision hereof, to notice of any stockholders meeting in accordance with the bylaws of the Company, and (iii) shall be entitle to vote, together with holders of Common Stock with respect to any question upon which holders of Common Stock have the right to vote.

Conversion.  Conversion of the shares of the Series shall be as follows, whichever is to occur first:  (1) In connection with the spinoff of KUSH, a Nevada corporation, to the shareholders of the Company, all shares of the Series held by Steve Kubby shall be converted into 74,780,075 common shares of KUSH.  Following this conversion, shares of the Series held by Mr. Kubby shall be returned to the treasury of the Company.  (2)  After two years following the issuance of any shares of the Series, at the option of the Company or the holder of the shares, the shares may be converted into common shares of the Company on a 1 for 1 basis.

No Preemptive Rights.  Holders of shares of this Series shall have no first right of refusal to purchase any shares sold by the Company in the future.

Effect of Stock Split.  In the event the Common Stock of the Company is split on either a forward or reverse basis, the shares of this Series shall also be split on a like basis.

8. Hi Brands International Inc. – Centuria Foods Agreement

On February 6, 2015, the Company formed Hi Brands International Inc., a Nevada Corporation and wholly owned subsidiary of Cannabis Sativa, Inc.

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

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

As of June 30, 2015, there has not been any activity in Hi Brands International Inc. other than the execution of the above agreement.  Centuria Natural Foods, Inc. had not manufactured any product as of June 30, 2015. Therefore, the Company has not ordered any product under this agreement as of June 30, 2015.

9.  Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception. As reported in the financial statements, the Company has an accumulated deficit of $50,690,494. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

10.   Subsequent Events

Shareholders of Cannabis Sativa, Inc. received 4.32 shares of Kush for every share of ownership of common stock in the Company as a shareholder dividend on August 25, 2015.

Cannabis Sativa, Inc., received a total of $58,500 from a related party on various dates since June 30, 2015.

On August 24, 2015, the Company issued 80,000 shares of its common stock to consultants.

On November 6, 2015, the Company issued 2,500 shares of its common stock to a director of the Company.

On September 30, 2015, an agreement was entered into by the Company to exchange $857,170  in debt held by three related parties for 428,585 shares of the Company's preferred stock based on the common share closing price on September 29, 2015 of $2 per share.  The preferred shares have no other preferences other than upon liquidation, have no voting rights, and will be convertible into common stock on a one to one basis.  The agreements contain a contingency clause that should the common share price drop below $2 per share between October to December, 2015, then the average of the daily high and low price over those subsequent 90 days will be taken, and additional preferred shares will be issued to equal that average 90 day price.

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

Material changes in financial condition

Current assets increased from $673,720 at December 31, 2014, the end of the prior fiscal year, to $3,628,838 at June 30, 2015.  The $2,955,118 increase was due almost entirely to an increase in prepaids resulting from the issuance of common stock to several parties under various consulting and service agreements for work to be performed during 2014 and primarily 2015.

From December 31, 2014, to June 30, 2015, total liabilities went from $3,960,695 to $1,026,902, a decrease of $2,933,793.  This change was primarily a result of the extinguishment of $2,890,499 in debt owed to our former chairman, Steven Kubby, in exchange for 1.5 million shares of our preferred stock issued to Mr. Kubby.

Results of Operations

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

In the six month periods ended June 30, 2015, and June 30, 2014, the Company’s revenues and cost of revenues were negligible.  However, “general and administrative expenses” for the six month period ended June 30, 2014, was $165,161 compared with $3,650,446 for the six month period ended June 30, 2015.  This increase was due primarily to non-cash transactions involving the issuance of capital stock in exchange for services and the extinguishment of debt.  The Company had interest expense of $17,064 for the six months ended June 30, 2015, compared to $13,096 for the six months ended June 30, 2014.

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

In the three month periods ended June 30, 2015, and June 30, 2014, the Company’s revenues and cost of revenues were also negligible.  However, similar to the six months periods ended on the same dates, there was a large increase in “general and administrative expenses”.   During the three month period ended June 30, 2014, “general and administrative expenses” totaled $99,889 compared with $1,870,283 for the three month period ended June 30, 2015.  This increase was also due primarily to non-cash transactions involving the issuance of capital stock in exchange for services that would not result in expense.  Other “general and administrative expenses” consisted primarily of professional fees, payroll expenses, rent and transfer agent fees.  The Company had interest expense of $9,203 for the three months ended June 30, 2015, compared to $3,534 for the three months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had cash on hand and cash equivalents of $26,000 which is sufficient to pay our cash operating expenses for approximately two weeks.  We believe we will be able to meet ongoing expenses from revenues sometime in the future.  However, at the present time, short-falls will continue to be covered by management or existing shareholders.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any legal proceedings which pursuant to the instructions to Item 103 of Regulation S-K are material to the Company.

Item 1A.	Risk Factors.

See the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than as previously reported on Form 8-K filed with the Securities and Exchange Commission on July 7, 2015.

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

(1) Incorporated by reference to Exhibits 3.01 and 3.02 of the Company’s Registration Statement on Form 10 filed January 28, 2009.
(2) XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.

Date:           October 15, 2015
By:  /s/ Gary E. Johnson
Gary E. Johnson, President and Chief Executive Officer
(Principal Executive Officer)

By:  /s/ Catherine Carroll
Catherine Carroll, Chief Financial Officer
(Principal Financial and Accounting Officer)