Form 10-Q
period 2015-09-30
Cannabis Sativa, Inc.
filed 2015-12-08
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2015
or

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

The number of shares of the issuer’s Common Stock outstanding as of October 14, 2015 is 16,149,738.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2015	2014

Assets
Current Assets
Cash and Cash Equivalents	$21,885	$25,994
Accounts Receivable, Net	5,818	—
Employee Advance	44	13
Inventories	17,336	17,837
Available-for-Sale Securities	4,876	4,876
Prepaids	1,757,838	625,000

Total Current Assets	1,807,797	673,720

Property and Equipment, Net	6,103	7,037
Intangible Assets	2,918,095	2,999,292
Deposits	4,236	1,031

Total Assets	$4,736,231	$3,681,080

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable and Accrued Expenses	$268,208	$482,942
Due to Related Parties - Short Term	—	2,472,086
Accrued Interest	—	5,667

Total Current Liabilities	268,208	2,960,695

Due to Related Parties - Long Term	—	1,000,000

Total Liabilities	268,208	3,960,695

Stockholders' Equity (Deficit):
Preferred stock $0.001 par value; 5,000,000 shares authorized;
1,928,585 and -0- issued and outstanding, respectively	1,929	—
Common stock $0.001 par value; 45,000,000 shares authorized;
16,097,238 and 15,114,738 shares issued and outstanding, respectively	16,098	15,115
Additional Paid-In Capital	56,914,038	46,614,604
Accumulated Other Comprehensive Income	4,876	4,876
Accumulated Deficit	(52,469,812)	(46,915,104)

Total Cannabis Sativa, Inc. Stockholders' Equity (Deficit)	4,467,129	(280,509)

Non-Controlling Interest	894	894

Total Stockholders' Equity (Deficit)	4,468,023	(279,615)

Total Liabilities and Stockholders' Equity (Deficit)	$4,736,231	$3,681,080

"The accompanying notes are an integral part of these condensed consolidated financial statements"

INDEX

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$6,378	$1,114	$8,096	$2,786

Cost of Revenues	13,172	387	14,575	2,018

Gross Profit (Loss)	(6,794)	727	(6,479)	768

General and Administrative Expenses	1,762,707	171,132	5,413,153	336,293

Loss from Operations	(1,769,501)	(170,405)	(5,419,632)	(335,525)

Other Expenses
Interest Expense	(9,571)	(5,635)	(26,635)	(18,731)
Realized Loss on Available For Sale Securities	—	(40,000)	—	(40,000)

Total Other Expenses	(9,571)	(45,635)	(26,635)	(58,731)

Loss Before Income Taxes	(1,779,072)	(216,040)	(5,446,267)	(394,256)

Income Taxes	—	—	—	—

Loss from Continuing Operations	(1,779,072)	(216,040)	(5,446,267)	(394,256)

Loss from Discontinued Operations	(244)	—	(108,439)	—

Net Loss For the Period	(1,779,316)	(216,040)	(5,554,706)	(394,256)

Income (Loss) Attributable to Non-Controlling Interest	—	—	—	—

Net Loss Attributable To Cannabis Sativa, Inc.	$(1,779,316)	$(216,040)	$(5,554,706)	$(394,256)

Net Loss per Common Share:
Basic & Diluted Continuing Operations	(0.11)	(0.01)	(0.35)	(0.03)
Basic & Diluted Discontinued Operations	(0.00)	0.00	(0.01)	0.00

Weighted Average Common Shares Outstanding:
Basic & Diluted	16,074,412	15,014,738	15,925,242	11,700,568

"The accompanying notes are an integral part of these condensed consolidated financial statements"

INDEX

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net Loss for the Period	$(5,554,706)	$(394,256)
Adjustments to Reconcile Net Loss for the Period to Net Cash
Used in Operating Activities:
Depreciation and Amortization	90,053	40,457
Stock Issued for Services	3,215,655	—
Contributed Capital	16,426	38,549
Amortization of Prepaid	1,813,041	—
Amortization of Note Discount	—	5,559
Imputed Interest on Loans	9,316	—
Realized Loss on Available for Sale Securities	—	40,000
Changes in assets and liabilities:
Accounts Receivable	(5,818)	—
Inventories	501	(16,117)
Prepaids	(2,485)	1,784
Employeee Advances	(31)	—
Deposits	(3,205)	(150)
Accounts Payable and Accrued Expenses	141,164	53,878
Intercompany Accounts, Net Payable	—	(5,315)
Accrued Interest	1,655	1,348
Net Cash Used in Operating Activities:	(278,434)	(234,263)
Net Cash Provided by Discontinued Operating Activities:	6,840	—

Cash Flows from Investing Activities:
Purchase of Fixed Assets and Intangibles	(8,410)	(21,625)
Proceeds from Sale of Available for Sale Securities	—	100,000
Cash Acquired in Merger	—	27,707
Net Cash Provided (Used) in Investing Activities:	(8,410)	106,082
Net Cash Provided by Discontinued Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from Related Parties	316,240	223,296
Payments to Related Parties	(40,345)	(69,093)
Net Cash Provided by Financing Activities:	275,895	154,203
Net Cash Provided by Discontinued Financing Activities:	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,109)	26,022

Cash and Cash Equivalents - Beginning of Period	25,994	14,863

Cash and Cash Equivalents - End of Period	$21,885	$40,885

Supplemental Disclosure of Cash Flow Activities:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosures of Non Cash Activities:
Conversion of debt to equity	$—	$78,112
Acquisition of assets in merger	$—	$3,198,258
Shares issued for accrued liabilities	$362,250	$—
Shares issued for prepaid items	$3,246,925	$—
Preferred shares issued for related party payables	$3,747,668	$—

"The accompanying notes are an integral part of these condensed consolidated financial statements"

INDEX

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Cannabis Sativa, Inc., formerly named Ultra Sun Corp. (“we”, “us”, “our” or “Company”), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the annual report on Form 10-k filed with the SEC April 15, 2015.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2015, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

We were incorporated under the laws of Nevada in November 2004 as Ultra Sun Corp. On November 13, 2013, we changed our name to Cannabis Sativa, Inc.   Our wholly-owned subsidiary Kush was acquired by us in June 2014 in exchange for shares of our common stock.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. (“Wild Earth”) was acquired by us in July 2013 in exchange for shares of our common stock.  The acquisition of Kush resulted in a change of control of the Company and at or after the closing of the acquisition of Kush, the persons designated by Kush became the officers and directors of the Company.  From our inception through September 30, 2013 we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name “Sahara Sun Tanning.”  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013 we sold the assets of the tanning salon business to a third party.  As a result of our acquisition of Kush in June 2014, along with our Wild Earth operations we are now engaged in the developing and promoting of natural cannabis products.

The following unaudited proforma condensed combined statement of operations reflects the results of operations of CANNABIS SATIVA for the nine months ended September 30, 2014, the results of operations for WILD EARTH NATURALS for the nine months ended September 30, 2014, and the results of operations for KUSH for the nine months ended September 30, 2014 as if the Companies had been consolidated effective January 1, 2014.

	Cannabis Sativa	Wild Earth Naturals	Kush	Proforma

Revenue	$-	$2,786	$-	$2,786

Cost of revenue	-	2,018	-	2,018

Gross profit	-	768	-	768

General and adminstrative expense	5,699	262,964	278,374	547,037

Other expense
Realized loss from for sale securities		-	377,440	377,440
Interest expense	6,908	11,823	-	18,731

Loss from continued operations	(12,607)	(274,019)	(655,814)	(942,440)

Net loss	$(12,607)	$(274,019)	$(655,814)	$(942,440)

INDEX

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)

Development Stage Activities and Operations:

Wild Earth has been in its initial stages of formation and for the nine months ended September 30, 2015 had minimal revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Accounts Receivable:

 We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At September 30, 2015 the company has established an allowance for doubtful accounts of $3,697.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  As of September 30, 2015 and 2014, the Company has no outstanding potentially dilutive securities.

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
For the Three and Nine Months Ended September 30, 2015 and 2014
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

The effective income tax rate of 0% for the periods ended September 30, 2015 and 2014 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  For the nine months ended September 30, 2015 a tax benefit of approximately $664,000 would have been generated.  For the nine months ended September 30, 2014 a tax benefit of approximately $134,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of September 30, 2015 the Company had net operating losses of approximately $17,925,000 resulting in a deferred tax asset of approximately $664,000.  As of September 30, 2014 the Company had net operating losses of approximately $336,000 resulting in a deferred tax asset of approximately $134,000.

The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements.

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC.  The purpose of the entity is to hold the intellectual property of Cannabis Sativa, Inc.  As of September 30, 2015 there has been no activity in the LLC.

3.  Available-for-Sale Securities

On January 10, 2014 the Company received 10,835 shares of BioAdaptives, Inc. as a result of Kush’s holdings in Hemp, Inc.  The shares were received when Hemp, Inc. completed a spin-off of BioAdaptives, Inc.  Each 923 shares of Hemp, Inc. received 1 share of BioAdaptives, Inc.  At the time of the spin-off, Kush, Inc. was the owner of 10,000,000 shares of Hemp, Inc. common stock.  This resulted in Kush receiving 10,835 shares of BioAdaptives, Inc.  At September 30, 2015 the market price of BioAdaptives, Inc. was $.45 per share resulting in a value of $4,876.

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
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)

The following is a summary of the Company’s available-for-sale securities at September 30, 2015:

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, notes payable, accounts payable, accrued liabilities approximate fair value given their short term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.  As of September 30, 2015, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3

Assets:

Available-for-sale securities	$4,876	$4,876	$-	$-

Total assets measured at fair value	$4,876	$4,876	$-	$-

Liabilities:	$-	$-	$-	$-

Total liabilities measured at fair value	$-	$-	$-	$-

INDEX

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)
5.   Due to Related Parties

During the nine months ended September 30, 2015 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses in the amount of $58,500.  As of September 30, 2015, all net advances to the Company were $-0-, as all debt was paid through issuance of preferred stock.  These advances were non-interest bearing in nature.  The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $25,742.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital at September 30, 2015.

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

6.  Common Stock

On January 1, 2015, the Company’s board of directors authorized the issuance of 100,000 shares of its common stock to one of its officers.  The value of the shares on the date of issuance was $690,000.  As of September 30, 2015, the Company has recognized $517,500 in compensation expense related to this transaction with the remaining $172,500 being recorded as a prepaid.

On January 1, 2015, the Company’s board of directors authorized the issuance of 10,000 shares of its common stock to each of its seven board of directors for each year of service.  The Company issued 2,500 shares to each board member retroactive to the fourth quarter of 2014 in addition to 10,000 each for 2015 for a total of 12,500 shares each.  The Company had recorded a liability in the amount of $120,750 related to the retroactive issuance in its December 31, 2014 financial statements.  The Company recorded $362,250 in professional fees on its statement of operations for the nine months ended September 30, 2015 with an additional $120,750 being recorded as a prepaid on the Company’s balance sheet.

INDEX

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)

6.  Common Stock - continued

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

On January 7, 2015, the Company’s board of directors authorized the issuance of 500,000 shares of its common stock to a consulting group for services to be provided during the year ended December 31, 2015.  The value of the issuance was determined to be $3,500,000 based on the market value of the Company’s common stock on the date of issuance.  The Company recorded $2,625,000 in consulting expense during the nine months ended September 30, 2015 related to this transaction with the remaining $875,000 being recorded as a prepaid as of September 30, 2015, which will be amortized over the remainder of the year.

January 30, 2015, the Company’s board of directors authorized the issuance of 200,000 shares to two consultants for services to be provided during the year ended December 31, 2015.  The value of the issuance was determined to be $1,640,000.  The Company has recorded $1,230,000 in consulting expense during the nine months ended September 30, 2015 related to this transaction with the remaining $410,000 being recorded as prepaid as of September 30, 2015, which will be amortized over the remainder of the year.

During the period ended September 30, 2015, the Company’s board of directors authorized the issuance of 80,000 shares to two consultants for services to be provided during the year ended December 31, 2015.  The value of the issuance was determined to be $84,800.  The Company has recorded $53,530 in consulting expense during the nine months ended September 30, 2015 related to this transaction with the remaining $31,270 being recorded as prepaid as of September 30, 2015, which will be amortized over the remainder of the year.

During the period ended September 30, 2015, the Company’s board of directors authorized the issuance of 5,000 shares to the Company’s eighth (8th) board member for her services rendered April 1 through September 30, 2015.  They were valued at $11,250.

7.  Preferred Stock
There are 5,000,000 preferred shares authorized with a par value of $.001.  Of the preferred shares authorized, 5,000,000 have been designated Series A Convertible Preferred Stock.  Through the period ended September 30, 2015, the Company has issued 1,928,585 shares of its Series A Convertible Preferred Stock for related party payables (see note 5).  The rights and preferences of the Series A Convertible Preferred Stock are as follows:

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

INDEX

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)

7.  Preferred Stock - continued

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

As of September 30, 2015, there has not been any activity in Hi Brands International Inc. other than the execution of the above agreement.  The Company has not ordered any product under this agreement as of September 30, 2015.

9.  Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception. As reported in the financial statements, the Company has an accumulated deficit of $52,469,812 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

INDEX

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
 (Unaudited)

10.   Legal Proceedings

On August 26, 2015 the Company filed a complaint in the District Court of Clark County, Nevada against 3 (three) individuals and Colonial Stock Transfer Company, Inc., a Utah Corporation, seeking declaratory relief for the cancelation of common shares of the Company issued in connection with a consulting agreement.  The complaint alleges a breach of the consulting agreement by the defendants.  In addition to seeking a cancellation of shares, the complaint seeks general, consequential and punitive damages and costs in unspecified amounts.

11.   Subsequent Events

Shareholders of Cannabis Sativa, Inc. received 4.32 shares of Kush for every share of ownership of common stock in the Company as a shareholder dividend on August 25, 2015.  This will be completed on November 2, 2015.

On October 6, 2015, the Company issued 2,500 shares of its common stock to a director of the Company.

In accordance with the Kush spin off agreement, the Company is to issue 500,000 shares of its common shares to Kush.  In return, for the 9% equity in Kush the Company shall receive 14,260,436 shares of Kush.

On November 2, 2015, the Company announced that it will pay a special forward stock split dividend of 1.5 restricted common shares for each share held as of the record date of November 16, 2015.  The holding period for these shares is 6 months from the issue date to shareholders of record.

The Company has also submitted its application to be listed on NASDAQ.

INDEX

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

Net revenue for the three months ended September 30, 2015 and 2014 was $6,378 and $1,114, respectively. Cost of revenues for the three months ended September 30, 2015 and 2014 was $13,172 and $387, respectively. Gross profit (loss) for the three months ended September 30, 2015 and 2014 was ($6,794) and $727, respectively.  Net loss for the three months ended September 30, 2015 was $1,779,316 compared to net loss of $216,040 for the three months ended September 30, 2014.

Total operating expenses were $1,762,707 for the three months ended September 30, 2015 compared to $171,132 for the three months ended September 30, 2014.  This increase was due primarily to non-cash transactions involving the issuance of capital stock in exchange for services.  Other expenses for the three months ended September 30, 2015 were interest expense of $9,571 and realized loss on available for sale securities of $-0- compared to interest expense of $5,635 and realized loss on available for sale securities of $40,000 for the three months ended September 30, 2014. Loss from discontinued operations were $244 for the three months ended September 30, 2015 compared to $-0- at September 30, 2014.

Nine Months Ended September 30, 2015 Compared With Nine Months Ended September 30, 2014

Net revenue for the nine months ended September 30, 2015 and 2014 was $8,096 and $2,786, respectively. Cost of revenues for the nine months ended September 30, 2015 and 2014 was $14,575 and $2,018, respectively. Gross profit (loss) for the nine months ended September 30, 2015 and 2014 was ($6,479) and $768, respectively.   Net loss for the nine months ended September 30, 2015 was $5,554,706 compared to net loss of $394,256 for the nine months ended September 30, 2014.

Total operating expenses were $5,413,153 for the nine months ended September 30, 2015 compared to $336,293 for the nine months ended September 30, 2014.  This increase was due primarily to non-cash transactions involving the issuance of capital stock in exchange for services.  Other expenses for the nine months ended September 30, 2015 were interest expense of $26,635 and realized loss on available for sale securities of $-0- compared to interest expense of $18,731 and realized loss on available for sale securities of $40,000 for the nine months ended September 30, 2014. Loss from discontinued operations were $108,439 for the nine months ended September 30, 2015 compared to $-0- at September 30, 2014.

Liquidity and Capital Resources

Our operations used approximately $278,434 in cash for the nine months ended September 30, 2015. Investing activities used $8,410 for the nine months ended September 30, 2015 and financing activities provided cash of $275,895 for the nine months ended September 30, 2015. Cash required during the nine months ended September 30, 2015, came principally from cash proceeds from related parties in the amount of $316,240.
Our operations used approximately $234,263 in cash for the nine months ended September 30, 2014. Investing activities provided cash of $106,082 for the nine months ended September 30, 2014 and financing activities provided cash of $154,203 for the nine months ended September 30, 2014. Cash required during the nine months ended September 30, 2014, came principally from proceeds from sale of available for sale securities of $100,000, cash acquired in merger of $27,707 and from cash proceeds from related parties in the amount of $223,296.

INDEX

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net loss of $5,554,706 and $394,256, respectively, for the nine months ended September 30, 2015 and 2014 and had an accumulated deficit of $ 52,469,812 as of September 30, 2015.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders. As mentioned before, for the immediate needs of our current operations, we anticipate continuing to fund operations through management and shareholder loans. There can be no assurance that management and shareholders will continue to loan the Company funds.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 26, 2015, the Company filed a complaint in the District Court of Clark County, Nevada, Department No. XXVIII against Jeff W. Holmes, Greg W. Holmes, Kevin J. Asher and Colonial Stock Transfer Company, Inc., a Utah Corporation, seeking declaratory relief for the cancelation of common shares of the Company issued in connection with a consulting agreement.  The complaint alleges generally a breach of the consulting agreement by the defendants.  In addition to seeking a cancellation of shares, the complaint seeks general, consequential and punitive damages and costs in unspecified amounts.

Item 1A.	Risk Factors.

See the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014.

INDEX

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than as previously reported on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference(1)
3.3	3	Bylaws	Incorporated by Reference(1)
31.1	31	Section 302 Certification of Principal Executive Officer	This Filing
31.2	31	Section 302 Certification of Principal Financial Officer	This Filing
32.1	32	Section 1350 Certification of Principal Executive Officer	This Filing
32.2	32	Section 1350 Certification of Principal Financial Officer	This Filing
101.INS(2)		XBRL Instance Document	This Filing
101.SCH(2)		XBRL Taxonomy Extension Schema	This Filing
101.CAL(2)		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF(2)		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB(2)		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE(2)		XBRL Taxonomy Extension Presentation Linkbase	This Filing

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

Date:           December 7, 2015
By:  /s/ Gary E. Johnson
Gary E. Johnson, President and Chief Executive Officer
(Principal Executive Officer)

By:  /s/ Catherine Carroll
Catherine Carroll, Chief Financial Officer
(Principal Financial and Accounting Officer)