Form 10-K
period 2015-12-31
Cannabis Sativa, Inc.
filed 2016-05-06
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2015

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
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (22.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smallerSmaller reporting company reporting company)	SmallerSmaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes  ☐    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The market value of the voting and non-voting common stock is $14,731,867 based on 6,163,961 shares held by non-affiliates.    The shares were valued at $2.39 per share, that being the closing price on June 30, 2015, the last business day of the registrant's most recently completed second quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [X]    No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 14, 2016, there were 16,154,738 shares of the issuer's common stock outstanding.

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

None.

CANNABIS SATIVA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2013

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company's views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to: the ability of the Company to locate a business opportunity for acquisition or participation by the Company; the terms of the Company's acquisition of or participation in a business opportunity; the operating and financial performance of any business opportunity following its acquisition or participation by the Company and the risk factors described herein under the caption "Risk Factors."  The words "anticipates," "believes," "estimates," "expects," "plans," "projects," "targets" and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

Part I

Item 1.  Description of Business

General

Cannabis Sativa, Inc., formerly named Ultra Sun Corporation was incorporated under laws of Nevada in November, 2005.  We conduct some of our operations through our wholly-owned subsidiary Wild Earth Naturals, Inc., also a Nevada corporation.  Unless otherwise indicated, Cannabis Sativa, Inc., and Wild Earth Naturals, Inc. is referred to jointly herein as "we," "us," the "Company," or the "Registrant."

Corporate History

We were incorporated under the laws of Nevada in November 2005.   We acquired a wholly-owned subsidiary named Kush, a Nevada corporation, in June 2014 in exchange for shares of our common stock.  Since then, Kush has been spun off and is no longer a subsidiary of the Company.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. ("Wild Earth") was acquired by us in July 2013 in exchange for shares of our common stock.  From our inception through September 30, 2013 we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name "Sahara Sun Tanning."  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013 we sold the assets of the tanning salon business to a third party.

Our Business

We are engaged in the research, development and licensing of specialized natural cannabis products, including cannabis formulas, edibles, topicals, strains, recipes and delivery systems.  We plan to develop, produce and market products via joint ventures with companies licensed under, and in full compliance with, state regulations applicable to cannabis businesses.  We hold the license for a medicinal cannabis strain called NZT; a proprietary cannabis lozenge delivery methodology and a proprietary cannabis trauma cream formula.  We hold the rights to patent applications filed in March and April 2010 with regard to a strain of cannabis plant named CTS-A, cannabis based compositions and methods of treating hypertension, and a lozenge delivery system.  We are also developing a third proprietary strain of cannabis plant named CT22.

Perceived Cannabis Industry Trends

We believe the cannabis industry will be characterized by the following principal trends: an increased emphasis on high quality products; an increased emphasis on scientific validation for products in the market place; more liberal regulation in regard to cannabis; more consolidation, take-over, and buy-out of companies in the retail, wholesale (including MLM), and supply side channels; more mainstream companies entering the marketplace; and more funded research on the potential long-term health benefits of cannabis as well as its potential curative properties.

Vision

Our vision is to become a highly visible, diversified, international business promoting superior quality products and offering effective customer service, fair compensation, sound management and a great working environment. Over time we plan to expand our licensing, research and development, intellectual properties and licensing activities to reach markets worldwide.  In order to achieve this vision, our goal is to provide cost-effective alternatives to our customers who seek quality, affordable natural health products to aid in wellness and appearance.  In conducting our day-to-day operations, we will strive to:

• Treat all colleagues and co-workers with respect & fairness.

• Follow a philosophy that says, "Delivering quality and customer satisfaction is our business."

• Make positive contributions to the communities with which it does business and the community in which it conducts business.

• Develop and enhance the skills of its associates with the intention of providing financially rewarding business opportunities.

Through a long-term commitment to this vision statement, we hope to become known as a company that is committed to its customers, associates, and communities. The profits, in part, will be derived from the intangible benefits received from making a positive impact through charitable donations toward the promotion of wellness and natural product alternatives for health care.

Proposed Products

We currently have the following proprietary cannabis strains and proprietary delivery systems available as part of our asset base.

• Proprietary cannabis sativa plant strain known as NZT.

• Proprietary recipe and process/method to maximize the cannabinoid concentration derived from the NZT strain to be used to make a medical marijuana edible or to make a medical marijuana lozenge.  We believe that unlike the other edibles of which we are aware that take an hour or more to take effect, our lozenges will take effect in five to 15 minutes.  We believe this rapid acting characteristic will overcome a major issue with cannabis consumption, which has been the need to inhale cannabis in order to receive a rapid response.

• Proprietary recipe and process/method to maximize the cannabinoid concentration derived from the proprietary strain to be used to make a salve/ointment containing cannabinoid and other herbal ingredients.

In addition, we have added another proprietary cannabis sativa strain designated "CT3," which we believe will be more potent than the other strains.  We also have the rights to develop a proprietary cannabis strain, designated "CTA".

Our current strategy is to continue prosecution of the pending patents and to treat new developments as proprietary trade secrets.  For the trade secret properties, we will keep the genetic information secured in a safe place and only designated persons will have access to the information.

Manufacturing and Quality Assurance

We plan for initial manufacturing, production and quality control operations for our cannabis products to be done via third party licensees and joint venture partners that are licensed by individual states.   We anticipate that the production processes of our licensees and joint venture partners will include the following activities: identifying and evaluating suppliers of raw materials, acquiring raw materials, analyzing raw material quality, weighing or otherwise measuring raw materials, mixing raw materials into batches, packaging finished products, and analyzing finished product quality. They will conduct sample testing of raw materials, in-process materials, and finished products for purity, potency, and composition to determine whether the products conform to our internal specifications, and they will be required to maintain complete documentation for each of these tests. They will employ a qualified staff of professionals to develop, implement, and maintain a quality system designed to assure that our licensed products are manufactured to our specifications.

We will attempt to conduct our operations so as to comply with local, state and Federal regulations thus providing our customers with the assurance and confidence of quality and safe to use products.

Marketing

We plan to initially develop our customer base through licensing and joint venture agreements with third parties licensed in the states in which they conduct business.  We anticipate that we will later expand our marketing efforts via web marketing, if and to the extent such marketing activities are permitted by applicable law.

Research and Development

We plan to continue to conduct research and development activities with an initial focus on the following:

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

It is through our internal research and development efforts and our relationships with outside research organizations and health care providers that we believe we will be able to provide high quality cannabis products.   We plan for our research and development activities to include developing products that are new to the industry, updating existing formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing domestic and international markets.  We will select our ingredients to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and efficacy.  We will require our licensees and joint venture partners to control the quality of our products beginning at the formulation stage, and maintain quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling.  Going forward, we intend to increase our spending and resources for research and development.

Intellectual Property

We hold certain intellectual property (the "IP") consisting of the right to cultivate and grow a proprietary cannabis sativa plant strain known as NZT and also known as the CTK strain (the "NZT strain"), which contains CBG.  We also hold rights to a proprietary recipe and process/method to maximize the cannabinoid concentrations derived from the proprietary cannabis sativa plant NZT strain (or other available strain obtained from other sources) to be used to make a medical marijuana ("MMJ") edible or to make a MMJ lozenge.  We also hold rights to a proprietary recipe and process/method to maximize the cannabinoid concentrations derived from the proprietary cannabis plant NZT strain (or other available strain obtained from other sources) to be used to make a salve/ointment containing CBD and Arnica Montana.  Kush, our former subsidiary, has a non-assignable right to the same IP.

We also hold the rights to three patent applications filed with the U.S. Patent and Trademark Office with regard to the CTA strain, its use in a lozenge and as a treatment for hypertension.  To date, none of the applications has been granted and no patents have issued.  We are continuing to pursue the applications; however, no assurances can be given that any of the patent applications will result in the issuance of a patent.

Competition

The market for the sale of cannabis products is highly fragmented and competitive.  We believe that competition is based principally upon price, quality, and efficacy of products, customer service, brand name and marketing and trade support, and successful new product introductions.

We believe our competition will include numerous cannabis product companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories.  In addition, we anticipate that large pharmaceutical companies may eventually compete with us in the cannabis product market.  These companies and certain large entities may be anticipated to have broader product lines and/or larger sales volumes than we do and have significantly greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  We anticipate that many of our larger competitors will be able to compete more effectively due to a greater extent of vertical integration that could have a material adverse effect on our results of operations and financial condition.

Regulation

Our operations are subject to a complex web of Federal and state regulations that are evolving at a rapid rate.  Marijuana is currently classified as a Schedule I controlled substance under the Controlled Substances Act  (U.S.C. Section 811) which generally means that Congress has determined that marijuana is a dangerous drug and that the illegal distribution and sale of marijuana is a serious crime.  The Controlled Substances Act does not recognize the differences between medical and recreational uses of marijuana and all uses are prohibited.  On the other hand, many states have legalized various aspects of marijuana manufacture and distribution, although such activities are subject to stringent licensing and regulation which vary from state to state.  In these states there exists a clear conflict between Federal and state law which has yet to be resolved.

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

In November, 2012 Colorado residents voted in favor of Amendment 64, an initiative ballot measure which allowed for the "personal use and regulation of marijuana" in Colorado.  The initiative was enacted as Article 18, sec. 16 of the Colorado State Constitution and was implemented on January 1, 2014.  It is referred to as "recreational use" by adults 21 and older and allows for the State to regulate commercial cultivation, manufacturing and sales of cannabis.
Similarly, in November, 2012, the residents of the State of Washington voted in favor of Initiative 502 which allows for "recreational use" by adults 21 and older and allows for the State regulation of commercial cultivation, manufacturing and sales of cannabis. In 2016, Oregon and Alaska passed measures for recreational marijuana which await implementation.

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

The Company and our proposed products will also be subject to a number of other federal, state and local laws, rules and regulations.  We anticipate that we will be required to manufacture our products in accordance with the Good Manufacturing Practices guidelines and will be subject to regulations relating to employee safety, working conditions, protection of the environment, and other items.  Changes in such laws, rules and regulations or the recall of any product by a regulatory authority, could have a material adverse effect on our business and financial condition.

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

Skin Garden Product Line

We are initially distributing and selling a natural, herbal based line of products called "The Skin Garden," which includes the products described below.

Go Deep.  A deep penetrating healing salve that we believe reduces pain and inflammation when massaged into muscles, ligaments, tendons, and joints.  Solomon's Root, a main ingredient in this formulation, is often referred to in the herbal industry as a "chiropractor's assistant" because it is believed to act as an herbal adjuster for muscles, ligaments, tendons, and joints.  This formula also contains a number of essential oils which are designed to add antibacterial qualities and make the product useful for skin conditions such as Eczema and Psoriasis as well as for insect bites.  Hempseed oil is used in this formula to carry the ingredients into the dermis.

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

Body Garden.  A moisturizing body lotion designed to relieve itchy dry skin and protect against sun damage.  The ingredients in this formula include Hempseed Oil, Green Tea, and Blue Green Algae. The organic herbs, essential oils, butters, and minerals used in "Body Garden" have been formulated to provide nutrition to the skin which we believe encourages the dermis to remain healthy or return to health.

Lip Garden.  An emollient balm containing Vitamin E and Hemp Butter that we believe can assist with healing of the lips while keeping them supple and moist.

We Brand CBD Drinking Water. A cannabidiol infused, THC free non psychoactive fortified with water-soluble hemp oil for maximum absorption and superior bipo-avability.

Production

Our products are produced using ingredients that we believe to be readily available from several sources.  We purchase our raw materials from a number of different vendors.

Distribution and Marketing

During 2014 and 2015, we were developing formulas for our proprietary products, perfecting our branding, and gathering our promotional and packaging materials which delayed our initial target distribution dates.  During 2016, we plan to execute several strategies designed to grow our business.  Our sales force will initially consist of dedicated sales professionals who are assigned to specific classes of trade and/or geographic territories. These sales professionals will work directly with retailers and distributors to increase knowledge of our products and general personal care benefits, solicit orders for our products, maximize our shelf presence, and provide related product sales assistance.

We plan to market our products using a mix of trade and consumer promotions; Internet, radio and print media advertising; and consumer education efforts.

Online/Retail

We launched our website in August, 2013, employing high quality graphic artists and designers. We plan to use Search Engine Optimization technologies to attempt to gain first or early page search engine rankings, particularly on Google.  Our online stores at www.wildearthnaturals.com and on www.Amazon.com are producing sales at this time.

Wholesale

In 2016, we plan to utilize Internet advertising, telephone and email campaigns, and trade show participation to generate sales leads and orders and to gain entry into leading health food stores and chains, as well as independent retailers throughout the U.S. and internationally.  No assurances can be given that we will be successful in such efforts.

Geographic Presence

We plan to distribute and sell our products primarily in North America/Europe and China/Asia Pacific.  To date we delivered products to California, Florida and Nevada in limited quantities.

Research and Development

It is through our internal research and development efforts and our relationships with outside research organizations and health care providers that we can provide what we believe to be some of the highest quality skin care products in the industry.  Our research and development efforts are focused on developing and providing high quality herbal skin care products. Our research and development activities will include developing products that are new to the industry, updating existing formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing international markets. Our R&D activities are led by David Tanner, whose previous experience includes an executive position with Earth Science, a subsidiary of Nature's Sunshine Products, and the founder of Apple-A-Day, one of the first companies in the industry to successfully combine trace mineral complexes with essential oils.  Mr. Tanner is a formulator and is skilled in developing herbal tinctures, essential oils, trace minerals and mono-atomic high spin element combinations.  Mr. Tanner has developed five formulas in the last year that presently make up our product line.  We anticipate that additional research and development activities will include the following:

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

Intellectual Property

We hold a Federal trademark on the name and stylized branding of "Wild Earth Naturals".  No assurance can be given that such steps as the company has and will take will provide sufficient protection against potential competitors and we may be unable to successfully assert our intellectual property rights or these rights may be invalidated, circumvented or challenged.  Any such invalidity, particularly with respect to our product names, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on our business.

Competition

The market for the sale of herbal skin care products is highly fragmented and competitive. We believe that competition is based principally upon price, quality, and efficacy of products, customer service, brand name and marketing and trade support, and successful new product introductions.

Our competition includes numerous skin care companies that are highly fragmented in terms of geographic market coverage, distribution channels, and product categories.  In addition, large pharmaceutical companies compete with us in the skin care market.  These companies and certain large entities have broader product lines and larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  Among our more prominent competitors are: Earthly Body, Burt's Bees, Melaleuca and Clarins, all of which have substantially longer track records and greater financial resources and operating efficiencies than do we.  There can be no assurance that we will be able to compete effectively in the market.

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

Item 1A.  Risk Factors
The financial condition, business, operations, and prospects of the Company involve a high degree of risk.  You should carefully consider the risks and uncertainties described below, which constitute material risks relating to the Company, and the other information in this Report.  If any of the following risks are realized, the Company's business, operating results and financial condition could be harmed and the value of the Registrant's stock could suffer.  This means that investors and stockholders of the Registrant could lose all or a part of their investment. Prospective investors are cautioned not to make an investment in our stock unless they can afford to lose their entire investment.

Our cash reserves are not sufficient to pay the amounts owing on outstanding obligations.
At December 31, 2015 we had $371,822 in current liabilities.  We do not have sufficient cash on hand to pay our current liabilities. The Company's failure to pay its obligations would have a material adverse effect on the Company, including the possibility of the Company ceasing to conduct operations.
Our financial statements contain a going concern qualification indicating that our accumulated deficit raises doubts about our ability to continue as a going concern.
The Company's annual audited financial statements contain a going concern qualification.  As reported in the financial statements, the Company has an accumulated deficit of $54,093,099 which raises substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company has not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that the Company will be able to obtain the additional debt or equity capital required in order to continue its operations on terms acceptable to it or at all.
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
We have a limited operating history and it is difficult to evaluate our potential for business success.
We do not have a long established history of operations.  As such, we face all the risks inherent in a new business and there can be no assurance we will be successful and/or profitable. Our entry into the cannabis and herbal skin care products industries and our lack of a significant operating history makes it difficult to evaluate the risks and uncertainties we face. Our failure to address these risks and uncertainties could cause our business results to suffer.
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
Our common stock is quoted on the OTCQB.  The market for our stock has been volatile and has been characterized by large swings in the trading price that do not appear to be directly related to our business or financial condition.  As a result, an investment in our common stock must be considered to be extremely risky and there can be no assurance that the price for our stock will not decrease substantially in the future.

If our stock trades below $5.00 per share it is subject to special sales practice requirements that could have an adverse impact on any trading market that may develop for our stock.
If our stock trades below $5.00 per share it is subject to special sales practice requirements applicable to "penny stocks" which are imposed on broker-dealers who sell low-priced securities of this type.  These rules may be anticipated to affect the ability of broker-dealers to sell our stock, which may in turn be anticipated to have an adverse impact on the market price for our stock if and when an active trading market should develop.
Our officers, directors and principal stockholders own a large percentage of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters.
As of April 14, 2016, our officers, directors and principal stockholders were deemed to the beneficial owners of approximately 62% of our issued and outstanding shares of common stock.  As a result, such persons are able to determine the outcome of any actions taken by us that require stockholder approval.  For example, they will be able to elect all of our directors and control the policies and practices of the Registrant.
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
We are authorized to issue up to 45,000,000 shares of common stock.  To the extent of such authorization, the officers of the Company have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as they believe to be sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the Company's current stockholders.   The Company is also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors.  To the extent of any authorizations, such designations may be made without stockholder approval. The designation and issuance of a series of preferred stock in the future could create additional securities which may have voting, dividend, liquidation preferences or other rights that are superior to those of the common stock, which could effectively deter any takeover attempt of the Company.
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
Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan.
Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations.
Local, state, and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our proposed medical marijuana businesses. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.
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

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. ("FINRA") under the symbol "CBDS".  Set forth below are the high and low closing bid prices for our common stock for each quarter of 2014 and 2015.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2014 through March 31, 2014	$18.00	$.075

April 1, 2014 through June 30, 2014	$8.05	$3.53

July 1, 2014 through September 30, 2014	$11.10	$4.11

October 1, 2014 through December 31, 2014	$10.00	$4.40

January 1, 2015 through March 31, 2015	$9.25	$3.16

April 1, 2015 through June 30, 2015	$5.65	$2.12

July 1, 2015 through September 30, 2015	$3.71	$1.01

October 1, 2015 through December 31, 2015	$2.23	$0.62

On April 14, 2016, the stock closed at $2.39.

Holders of Record

At April 14, 2016, there were 54 holders of record of our common stock, as reported by the Company's transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

On January 1, 2015, the Company's board of directors authorized the issuance of 100,000 shares of its common stock to one of its officers.  The value of the shares on the date of issuance was $690,000.

On January 1, 2015, the Company's board of directors authorized the issuance of 10,000 shares of its common stock to each of its seven board of directors for each year of service.  The Company issued 2,500 shares to each board member retroactive to the fourth quarter of 2014 in addition to 10,000 each for 2015 for a total of 12,500 shares each.  The Company had recorded a liability in the amount of $120,750 related to the retroactive issuance in its December 31, 2014 financial statements.  The Company recorded $483,000 in professional fees on its statement of operations for the year ended December 31, 2015.

On January 1, 2015, the Company's board of directors authorized the issuance of 35,000 shares of its common stock to one of its officers for retroactive compensation in 2014.  The value of the shares was determined to be $241,500 based on the trading price of the stock on the date of authorization.  The Company had recorded a liability in the same amount in its balance sheet dated December 31, 2014. These shares were issued during the first quarter of 2015.

On January 7, 2015, the Company's board of directors authorized the issuance of 500,000 shares of its common stock to a consulting group for services to be provided during the year ended December 31, 2015.  The value of the issuance was determined to be $3,500,000 based on the market value of the Company's common stock on the date of issuance.

On January 30, 2015, the Company's board of directors authorized the issuance of 200,000 shares to two consultants for services to be provided during the year ended December 31, 2015.  The value of the issuance was determined to be $1,640,000.

During the period ended September 30, 2015, the Company's board of directors authorized the issuance of 80,000 shares to two consultants for services to be provided during the year ended December 31, 2015.  The value of the issuance was determined to be $84,800.

During the period ended September 30, 2015, the Company's board of directors authorized the issuance of 5,000 shares to the Company's eighth board member for her services rendered April 1 through September 30, 2015.  They were valued at $11,250.

On October 6, 2015, the Company's board of directors authorized the issuance of 2,500 shares to the Company's eighth board member for her services rendered October 1 through December 31, 2015.  They were valued at $5,125.

During 2015, the Company issued 1,500,000 preferred shares to one person in exchange for the retirement of approximately $3,000,000 of debt.

Also during 2015, the Company issued 428,585 shares of preferred stock to other related parties in exchange for the cancellation of various payables.

 All shares issued under this heading "Recent Sales of Unregistered Securities" were issued without registration under the Securities Act, in reliance on the Section 4(2) exemption from the registration requirements of the Securities Act. This exemption was available since there was no public offering of the shares.  All shares were issued to persons well known to and closely related to the Company without any general solicitation.  The certificates representing the shares were imprinted with the usual and customary restricted stock legends.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2015 fiscal year.

Special Sales Practice Requirements with Regard to "Penny Stocks"

To protect investors from patterns of fraud and abuse that have occurred in the market for low priced securities commonly referred to as "penny stocks," the SEC has adopted regulations that generally define a "penny stock" to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our stock is subject to the "penny stock" regulations during periods in which the price is below $5.00 per share.  During any such periods, broker-dealers selling our common stock are subject to additional sales practices when they sell our stock to persons other than established clients and "accredited investors."  For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination, receive the purchaser's written consent to the transaction and deliver a risk disclosure document relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative taking the order, current quotations for the securities and, if applicable, the fact that the broker-dealer is the sole market maker and the broker-dealer's presumed control over the market.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Such "penny stock" rules may restrict trading in our common stock and may deter broker-dealers from effecting transactions in our common stock.

Item 6.  Selected Financial Data

Not Applicable.  The Company is a "smaller reporting company."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Report constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Fiscal year ended December 31, 2015 compared with fiscal year ended December 31, 2015

Net revenue for the fiscal years ended December 31, 2015 and 2014 was $11,610 and $7,151, respectively. Cost of revenues for the fiscal years ended December 31, 2015 and 2014 was $5,787 and $2,425, respectively. Gross profit (loss) for the fiscal years ended December 31, 2015 and 2014 was $5,823 and $4,726, respectively.  Net loss for the fiscal year ended December 31, 2015 was $7,432,859 compared to net loss of $14,369,732 for the fiscal year ended December 31, 2014.

Total expenses were $7,303,371 for the fiscal year ended December 31, 2015 and $14,397,473 for the fiscal year ended December 31, 2014.  The bulk of the expenses for both years were large non-cash transactions.  In 2015, the large non-cash transaction was stock issued for services in the amount of $6,540,425.  In 2014, the large non-cash transaction was impairment of goodwill in the amount of $13,070,346.  Despite the large net loss amounts for both years, because of non-cash transactions, the net cash used in operating activities was $285,304 for 2015 and $408,481 for 2014.

Liquidity and Capital Resources

As stated above, our operations used $285,304 in cash for the year ended December 31, 2015. During the same year, investing activities provided cash of $65,030, and financing activities provided cash of $197,796. Cash required during 2015, came principally from cash proceeds from related parties in the amount of $362,202.

As stated above, our operations used $408,481 in cash for the year ended December 31, 2014. During the same year, investing activities provided cash of $203,805, and financing activities provided cash of $215,807. Cash required during 2014, came principally from cash proceeds from related parties in the amount of $324,950.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net loss of $7,432,859 and $14,369,732, respectively, for the years ended December 31, 2015 and 2014 and had an accumulated deficit of $54,093,099 as of December 31, 2015.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders. As mentioned before, for the immediate needs of our current operations, we anticipate continuing to fund operations through management and shareholder loans. There can be no assurance that management and shareholders will continue to loan the Company funds.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

None

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.  The Company is a "smaller reporting company."

Item 8.  Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, December 31, 2015 and 2014
Reports of Independent Registered Public Accounting Firms
Balance Sheet, December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014
Statements of Changes in Stockholders' Equity (Deficit) from the Date of Inception (April 9, 2013) through
   December 31, 2015
Consolidated Statement of Cash Flows for the years ended December 31, 2015 and 2014
Notes to the Audited Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management including our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. A discussion of the material weaknesses in our controls and procedures is described below.

Management's Report on Internal Control over Financial Reporting

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

Our management, including our chief executive officer, chief financial officer and chief accounting officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.  In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, our management concluded that there are multiple material weaknesses in our internal control over financial reporting as follows: (1) lack of segregation of duties; (2) lack of accounting expertise; and (3) lack of timely closing of books and ability to get accounting information and schedules to our auditors in a timely manner.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Following the end of the fiscal year which is the subject of this report, we hired additional financial staff to mitigate the material weaknesses.  Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.  However, moving forward with the addition of the additional staff mentioned, we believe our current framework may prove to have remedied our material weaknesses.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table indicates the name, age, term of office and position held by each of our executive officers and directors.  The term of office for each officer position is for one year or until his or her successor is duly elected and qualified by the board of directors.  The term of office for a director is for one year or until his or her successor is duly elected and qualified by the stockholders.

Name	Age	Term Of Office	Positions Held
James Gray	71	2015	Chairman and Director
Mike Gravel	86	2015	CEO and Director
David Tobias	65	2014	President and Director
Catherine Carroll	75	2014	CFO and Director
Stephen Downing	77	2014	Director
Deborah Goldsberry	49	2015	Director

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

Catherine Carroll.  Ms. Carroll has been CFO of Wild Earth Naturals since May, 2013. Ms. Carroll has been self-employed since 1984. Ms. Carroll brings an extensive background in accounting, tax preparation, IRS audits, and appeals to the company. The Board believes that her insights gained from teaching basic tax preparation classes for 15 years, being an expert witness in tax court; along with her "Life Time Limited Services" teacher's credential in accounting at Delta College in Stockton, CA for 6 years will bring the company a valuable perspective.

Mike Gravel.  Mike Gravel, retired, served as a U.S. Senator from Alaska from 1969 to 1981.  Senator Gravel sat on the Finance, Interior, Environmental and Public Works committees, and chaired the Energy, Water Resources, Buildings and Grounds and Environmental Pollution subcommittees.  Senator Gravel is best known for his work opposing the Vietnam War.  He filibustered for five months forcing the end of the military draft.  He challenged the U.S. Government by releasing the Pentagon Papers.  When the Nixon administration put prior restraints on various publications to publish the Pentagon Papers, Senator Gravel officially released the Papers via his Senate Subcommittee. The Nixon Administration pursued Gravel legally. The case went to the Supreme Court, which upheld his right to release the Pentagon Papers within the confines of the Congress based on the Speech and Debate Clause of the Constitution.  Beacon Press published The Senator Gravel Edition, The Pentagon Papers in 1971. In retirement, Gravel has written two books, Jobs and More Jobs, and Citizen Power, and coauthored A Political Odyssey and King Makers.  Senator Gravel served as a director of Kush from March 2013 to July 2014, prior to its acquisition by the Registrant.

Stephen Downing.  Mr. Downing served as a member of the Los Angeles Police Department for 20 years.  He started as a patrol officer and rose through the ranks working assignments that included vice, narcotics, detectives, and staff and command positions, ultimately being appointed to the rank of Deputy Chief of Police, where he oversaw the LAPD's Special Investigations and Personnel and Training Bureaus. While still on the force, Downing wrote for numerous network television series. After retiring from the LAPD, Mr. Downing expanded his creative endeavors into television production, working both as a writer and producer, ultimately becoming the executive producer/show runner of several series including MacGyver, Robocop, and Fx – The Series.  Mr. Downing has been semi-retired for the past 10 years.  During that time, because of his law enforcement experiences commanding the LAPD's narcotic enforcement program, he has become a nationally recognized advocate for finding an exit strategy to end the war on drugs.  Mr. Downing currently divides his time between drug reform advocacy and his love of creative writing.  Mr. Downing served as a director of Kush from March 2013 to July 2014, prior to its acquisition by the Registrant.

James Gray.  From 2009 to the present, Judge Gray has been engaged in private mediation and arbitration for ADR Services, Inc. in Irvine, California.  Judge Gray started his law career serving as a prosecutor in the Los Angeles Federal Court. He next moved to the bench where he spent 25 years as an Orange County Superior Court Judge.  During his tenure as a judge, Judge Gray served in other capacities including the California Judicial Council, the Alcohol Advisory Board to the Orange County Board of Supervisors, and held an elected position as a member of the Executive Committee of the Orange County Superior Court.  Judge Gray has published several books, including Why Our Drug Laws Have Failed And What We Can Do About It – A Judicial Indictment Of The War On Drugs, Wearing the Robe: The Art and Responsibilities of Judging in Today's Courts, and A Voter's Handbook: Effective Solutions To America's Problems.  Judge Gray served as a director of Kush from March 2013 to July, 2014, prior to its acquisition by the Registrant.

Deborah Goldsberry. Ms. Goldsberry's business affiliations during the past five years include the following:

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

Ms. Goldsberry is a long-time medical cannabis activist.  She has hands-on experience having pioneered the highly acclaimed Berkeley Patients Group in Berkeley, California and Magnolia Wellness in Oakland, California.  As an activist, Ms. Goldsberry co-founded several industry non-profit organizations, including Americans for Safe Access, the Medical Cannabis Safety Council, and Cannabis Action Network. She currently serves on the National Organization for the Reform of Marijuana Laws (NORML) Women's Alliance, is a board member at California NORML, and is a former board member of the Marijuana Policy Project. She was twice named Freedom Fighter of the Month by HIGH TIMES, as well as Freedom Fighter of the Year at the 2011 Cannabis Cup in Amsterdam. Ms. Goldsberry was also honored with NORML's Paula Sabine Award for the importance of women in leadership in ending marijuana prohibition.

Following is a brief description of the specific experience and qualifications, attributes or skills of each director that led to the conclusion that such person should serve as a director of the Company.

Mr. David Tobias' knowledge regarding the business of Wild Earth and the implementation of its business plan, provides a critical link between management and the board, enabling the board to provide its oversight function with the benefit of management's perspective of the business.

Ms. Carroll's knowledge regarding the history, operations and financial condition of Wild Earth provides a critical link between management and the board, enabling the board to provide its oversight function with the benefit of management's perspective of the business.

Mr. Gravel's experience as a director of Kush prior to its acquisition by the Company is important to the continued functioning of Kush.  His contacts as a prior U.S. senator is important to the Company.

Mr. Downing's background of commanding the Los Angeles Police Department's narcotic enforcement program and his being a nationally recognized advocate for finding an exit strategy to end the war on drugs makes him an ideal choice as a board member to assist our push into the cannabis industry.

Mr. Gray's rich experience in the law in California and in particular his experience with drug laws and the enforcement of those laws makes his presence on the board important as the Company navigates its way into the cannabis space.

Ms. Goldsberry's twenty-five years of experience in the medical cannabis industry and her high-profile work in the cannabis industry in California is a natural fit as the Company prepares to expand its reach in the California medical cannabis community.

Family Relationships

There are no family relationships between our officers and directors.

Term of Office

The term of office of each director is one year and until his or her successor is elected at the Registrant's annual stockholders' meeting and is qualified, subject to removal by the stockholders.  The term of office for each officer is for one year and until his or her successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.  Mr. Tobias and Ms. Carroll assumed their respective offices and positions in connection with the Wild Earth acquisition in July 2013.   Our other officers and directors assumed their respective offices and positions in connection with the Kush acquisition in June 2014.  Mike Gravel and David Tobias have served as directors since 2014 and 2013 respectively.  However, Mike Gravel was appointed CEO and David Tobias was appointed President of the Company on March 29, 2016.

Board of Directors

Our board of directors consists of six persons, three of whom are "independent" within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace.  The three that are not independent are officers of the Company.

Our board of directors has not appointed any standing committees, there is no separately designated audit committee and the entire board of directors acts as our audit committee.  The board of directors does not have an independent "financial expert" because it does not believe the scope of the Company's activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, our securities are not at this time listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

The Company does not have a compensation committee and the entire board participates in the consideration of executive officer and director compensation.  The Company's president, CEO and chief financial officer are also members of the Company's board of directors and they participate in determining the amount and form of executive and director compensation.  To date, the Company has not engaged independent compensation consultants to determine or recommend the amount or form of executive or director compensation.

The Company does not have a standing nominating committee and the Company's Board of Directors performs the functions that would customarily be performed by a nominating committee.  The Board of Directors does not believe a separate nominating committee is required at this time due to the limited resources of the Company which do not permit it to compensate its directors.  The Board of Directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

Director Meetings

The Company's Board of Directors held monthly meetings during 2015 and several meetings in addition to the monthly meetings.  At almost every meeting every director was in attendance.

Communications with Directors

Stockholders may communicate with the Board of Directors by sending written communications addressed to the Board of Directors, or any individual director, to: Cannabis Sativa, Inc., Attention: Corporate Secretary,   1646 W. Pioneer Blvd., Suite 120, Mesquite, NV 89027.  All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate.  In order to facilitate a response to any such communication, the Company's Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC.  Officers, directors, and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file.  Based solely on a review of the copies of such reports furnished to us, we believe that one the six directors needs to file a Form 3.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and principle financial officer in all capacities for the fiscal years ended December 31, 2015 and 2014.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total
Gary E. Johnson, CEO (1)	2015 2014	$1 $1	0 0	10,000(2) (2)	$1
David Tobias, CEO (3)	2015 2014 2013	$0 $0 $26,250 (4)	0 0 0	10,000(2) (2) 0	$0 $0 $26,250
Neil Blosch, CEO (5)	2013	$0	(5)	0	(5)
Catherine Carroll, CFO	2015 2014 2013	$13,000 $13,000 $9,300 (7)	0 0 0	10,000(6) (6) 0	$13,000 $13,000 $9,300 (7)

(1)  Mr. Johnson was appointed CEO in June, 2014, and resigned effective December 31, 2015.
(2)  Was awarded 2,500 shares of common stock in 2014 for services on the board of directors but none for serving as an executive officer.
(3)  Mr. Tobias served as CEO of the Registrant from July of 2013 to June of 2014 and interim CEO of the Company from January of 2016 to March 2016.
(4)  Represents the estimated fair value of services provided by Mr. Tobias during 2013.  No payments were made to Mr. Tobias and the amount shown has been booked as a contribution to capital.
(5)  Mr. Blosch served as President of the Registrant from prior to 2012 until July, 2013.  He thereafter served as a consultant to the Company through September 30, 2013.  As a consultant he was paid consulting fees of $4,000 and a bonus of $50,000 in connection with the sale of the Company's tanning salon assets.
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

Officer Compensation

At present there are no arrangements for our CEO to be paid any compensation.  Catherine Carroll, our Chief Financial Officer and Treasurer, is compensated at the rate of $300 per week. We have not entered into an employment agreement with any of our officers.

Director Compensation

Our directors are issued 2,500 shares of common stock quarterly for their service on the board or directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 18, 2016, the number of shares of our common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of our issued and outstanding shares of common stock, and by each of our officers and directors, and by all officers and directors as a group.  On such date, there were 16,154,738 issued and outstanding shares of our common stock.  As of such date, we 428,585 shares of preferred stock issued and outstanding that are convertible into shares of common stock on a share for share basis.  Otherwise we do not have any options, warrants, or convertible securities outstanding and none of the share figures listed in the following table consist of securities that may be acquired by the holder within sixty days.  Unless indicated otherwise, the address for any shareholder is the same as the address of the Registrant.

Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Total Beneficial Ownership	Percentage of Class
Principal Stockholders
Sadia Barrameda P.O. Box 1363, Discovery Bay, California 94505.	661,046	4,595,606 (1)	5,256,652 (1)	32.5%
New Compendium, LLC P.O. Box 1363, Discovery Bay, California 94505.	4,018,993	0	4,018,993	24.9%
Officers and Directors
David Tobias	4,407,893	35,000	4,442,893	27.5%
Catherine Carroll	112,500	0	112,500	*
Mike Gravel	55,000	0	55,000	*
Stephen Downing 152 La Verne Avenue Long Beach, CA 90803	30,841	0	30,841	*
James P. Gray 2531 Crestview Drive Newport Beach CA 92663	35,391	0	35,391	*
Deborah Goldsberry	7,500	0	7,500	*
All Officers and Directors As Group (6 Persons)	4,649,125	35,000	4,684,125	29.0%
(1) Ms. Barrameda is deemed to be the beneficial owner of the 4,018,993 shares owned by New Compendium Corporation as a result of her status as an officer, director and sole stockholder of New Compendium.  She is also the beneficial owner of 576,613 shares owned by Weed Growth Fund, Inc. since New Compendium owns 92% of Weed Growth Fund, Inc.
* Less than 1%.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2015 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses in the amount of $362,202.  As of December 31, 2015, net advances to the Company were $27,427.  Previous debt was paid through issuance of preferred stock.  These advances were non-interest bearing in nature.  The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $25,978.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital during the year ended December 31, 2015.  Also included in accrued expenses at December 31, 2015 was $13,000 to the CFO for accrued payroll.

Kush, a former wholly-owned subsidiary of the Company, is a party to three individual license agreements with Steve Kubby.  Pursuant to the license agreements Kush owed a total of $3,060,000 in license fees to Mr. Kubby at various dates.

On June 30, 2015, Kush sold $3,060,000 of its originally priced Intellectual Property to CBDS, net of $165,750 of accumulated amortization for a gross sales price of $2,894,250 for which CBDS assumed a liability to Steve Kubby, the licensor of the intellectual property, of $2,890,499.   Additionally, CBDS received Kush's interest in K-Pal, which is the holder of the intellectual property in the amount of $8,938, less a non-controlling interest of $894.

Correspondingly, on Cannabis Sativa's books as of June 30, 2015, the Long Term Investment in K-Pal was booked at $8,938 and the non-controlling interest of $894 was recognized as a reduction of equity.   The acquisition of intellectual property assets was also booked for $3,060,000 which had accumulated amortization of $165,750 and based on agreement with Steve Kubby, all liability to him was retired in exchange for 1,500,000 shares of Cannabis Sativa Preferred Stock at par value of $.001, resulting in a credit to the Preferred Stock account of $1,500, with the balance to Paid in Capital of $2,888,999.  As part of the spinoff transaction with Kush as described in Note 10 of the Notes to Consolidated Financial Statements included in this annual report,  the 1,500,000 preferred shares were returned to the Company and the credit to Preferred Stock account of $1,500 has been reversed as of December 31, 2015.

On September 30, 2015, an agreement was entered into by the Company to exchange $857,170 in debt held by three related parties for 428,585 shares of the Company's preferred stock based on the common share closing price on September 29, 2015 of $2 per share.  The preferred shares have no other preferences other than upon liquidation, have no voting rights, and will be convertible into common stock on a one to one basis.  The agreements contain a contingency clause that should the common share price drop below $2 per share between October to December, 2015, then the average of the daily high and low price over those subsequent 90 days will be taken, and additional preferred shares will be issued to equal that average 90 day price. At December 31, 2015, the Company has recorded 303,433 preferred shares due to these related parties based upon the 90 day market price of $1.1709769. Therefore, $303 was recorded in additional paid in capital and stock payable at December 31, 2015.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company.  If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

Item 14.  Principal Accounting Fees and Services

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2015, and 2014:

Fee Category	2015	2014
Audit Fees		$38,700
Audit-related Fees
Tax Fees		2,135
All Other Fees
Total Fees		$40,835

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

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

(1) Incorporated by reference to the Company's current report on Form 8-K report filed July 18, 2013.
(2)  Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company' s registration statement on Form 10-12G, filed with the SEC on January 28, 2009.
(3)  Incorporated by reference to the Company's current report on Form 8-K filed October 25, 2013.
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

[SIGNATURES ON NEXT PAGE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.
(Registrant)

Date:  May 5, 2016                                                                               By /s/ Mike Gravel
 Mike Gravel
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 5, 2016                                                                               /s/ Catherine Carroll
Catherine Carroll
Chief Financial Officer, Treasurer and Director
(Principal Accounting Officer)

Dated: May 5, 2016                                                                              /s/ David Tobias
David Tobias
President and Director

Dated: May 5, 2016                                                                              /s/ Mike Gravel
Mike Gravel
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 5, 2016                                                                              /s/ Stephen Downing
 Stephen Downing
Director

Dated: May 5, 2016                                                                              /s/ James Gray
James Gray
Chairman of the Board of Directors and Director

Dated: May 5, 2016                                                                              /s/ Deborah Goldsberry
Deborah Goldsberry
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Cannabis Sativa, Inc.
Mesquite, Nevada

We have audited the accompanying consolidated balance sheet of Cannabis Sativa, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cannabis Sativa, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the consolidated financial statements, the Company has suffered significant cumulative net losses since inception.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 12.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
 April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cannabis Sativa, Inc.

We have audited the accompanying consolidated balance sheet of Cannabis Sativa, Inc. as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cannabis Sativa, Inc. at December 31, 2015, and the results of its operations, changes in stockholders' equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company operates with an industry that is illegal under federal law, has yet to achieve profitable operations, has a significant accumulated deficit and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Scrudato & Co., PA

Califon, New Jersey
May 2, 2016
                                                                                                                                                                                                                                                                                                                                                                                             7 Valley View Drive Califon, New Jersey 07830
Registered Public Company Accounting Oversight Board Firm

CANNABIS SATIVA, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31 2015 AND 2014

	December 31, 2015	December 31, 2014

Assets
Current Assets
Cash and Cash Equivalents	$10,356	$25,994
Digital Currency	5,203	-
Accounts Receivable, Net	4,190	-
Employee Advance	44	13
Inventories	24,937	17,837
Available-for-Sale Securities	-	4,876
Investment in Joint Venture	35,000	-
Prepaids	-	625,000

Total Current Assets	79,730	673,720

Property and Equipment, Net	4,504	7,037
Intangible Assets, Net	2,904,121	2,999,292
Investment	9,760	-
Due from Related Parties	248,182	-
Deposits	4,236	1,031

Total Assets	$3,250,533	$3,681,080

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts Payable and Accrued Expenses	$344,395	$482,942
Due to Related Parties - Short Term	27,427	2,472,086
Accrued Interest	-	5,667

Total Current Liabilities	371,822	2,960,695

Due to Related Parties - Long Term	-	1,000,000

Total Liabilities	371,822	3,960,695

Stockholders' Equity (Deficit):
Preferred stock $0.001 par value; 5,000,000 shares authorized; 428,585 and -0- issued and outstanding, respectively	429	-
Common stock $0.001 par value; 45,000,000 shares authorized; 17,374,738 and 15,114,738 shares issued and outstanding, respectively	17,375	15,115
Stock Subscriptions Payable	14,303	-
Additional Paid-In Capital	56,938,810	46,614,604
Accumulated Other Comprehensive Income	-	4,876
Accumulated Deficit	(54,093,099)	(46,915,104)

Total Cannabis Sativa, Inc. Stockholders' Equity (Deficit)	2,877,817	(280,509)

Non-Controlling Interest	894	894

Total Stockholders' Equity (Deficit)	2,878,711	(279,615)

Total Liabilities and Stockholders' Equity (Deficit)	$3,250,533	$3,681,080

"The accompanying notes are an integral part of these consolidated financial statements"

CANNABIS SATIVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

	For the Years Ended December 31, 2015	For the Years Ended December 31, 2014

Revenues	$11,610	$7,151

Cost of Revenues	5,787	2,425

Gross Profit (Loss)	5,823	4,726

Impairment Expense	-	13,070,346
Research and Development Expenses	-	3,712
General and Administrative Expenses	7,303,371	1,323,415

Loss from Operations	(7,297,548)	(14,392,747)

Other Expenses
Gain on Sale of Asset	-	49,512
Interest Expense	(26,871)	(26,497)

Loss from Continuing Operations Before Discontinued Operations	(7,324,419)	(14,369,732)

Loss from Discontinued Operations	(108,440)	-

Loss Before Income Taxes	(7,432,859)	(14,369,732)

Income Taxes	-	-

Loss from Continuing Operations	(7,432,859)	(14,369,732)

Net Loss	(7,432,859)	(14,369,732)

Loss Attributable to Non-Controlling Interest	-	-

Net Loss Attributable To Cannabis Sativa, Inc.	$(7,432,859)	$(14,369,732)

Net Loss per Common Share:
Basic & Diluted Continuing Operations	(0.46)	(1.14)
Basic & Diluted Discontinued Operations	(0.01)	0.00

Weighted Average Common Shares Outstanding:
Basic & Diluted	16,177,539	12,573,865

"The accompanying notes are an integral part of these consolidated financial statements"

CANNABIS SATIVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

	For the Years Ended December 31, 2015	For the Years Ended December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,432,859)	$(14,369,732)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	103,614	78,881
Stock Issued for Services	6,540,425	375,000
Contributed Capital	-	54,582
Amortization of Note Discount	-	5,559
Imputed Interest on Loans	25,978	-
Impairment of Goodwill	-	13,070,346
Gain on Sale of Patent	-	(49,512)
Realized Gain on Available for Sale Securities	-	(7,723)
Bad Debt Expense	-	3,697
Changes in assets and liabilities:
Digital Currency	(473)	-
Accounts Receivable	(4,190)	(3,697)
Inventories	(7,100)	(12,084)
Employeee Advances	(31)	(13)
Prepaids	625,000	-
Deposits	(3,205)	(150)
Accounts Payable and Accrued Expenses	(138,547)	450,332
Accounts Payable and Accrued Expenses - Kush	6,084	-
Intercompany Accounts, Net Payable	-	(5,315)
Accrued Interest	-	1,348
Net Cash Used in Operating Activities:	(285,304)	(408,481)
Net Cash Provided by Discontinued Operating Activities:	6,840	-

Cash Flows from Investing Activities:
Purchase of Fixed Assets and Intangibles	(8,410)	(21,625)
Sale of Fixed Assets and Intangibles	-	50,000
Proceeds from Sale of Available for Sale Securities	-	147,723
Cash Acquired in Merger	-	27,707
Investment in Joint Venture (in AP)	(35,000)	-
Spin-Off	108,440	-
Net Cash Provided (Used) in Investing Activities:	65,030	203,805
Net Cash Provided by Discontinued Investing Activities:	-	-

Cash Flows from Financing Activities:
Payments to Related Parties	(164,406)	(109,143)
Proceeds from Related Parties	362,202	324,950
Net Cash Provided by Financing Activities:	197,796	215,807
Net Cash Provided by Discontinued Financing Activities:	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(15,638)	11,131

Cash and Cash Equivalents - Beginning of Year	25,994	14,863

Cash and Cash Equivalents - End of Year	$10,356	$25,994

Supplemental Disclosure of Cash Flow Activities:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Disclosures of Non Cash Activities:
Conversion of debt to equity	$-	$78,112
Acquisition of assets in merger	$-	$3,198,258
Unrealized Gain on Available for Sale Securities	$-	$4,876
Shares issued for accrued liabilities	$362,250	$-
Shares issued for prepaid items	$3,246,925	$-
Preferred shares issued for related party payables	$3,747,668	$-

"The accompanying notes are an integral part of these consolidated financial statements"

CANNABIS SATIVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

							Accumulated
	Preferred Stock		Common Stock		Stock	Additional	Other			Total
	$ .001 Par		$ .001 Par		Subscriptions	Paid-In	Comprehensive	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Income	Deficit	Interest	Deficit

Balance - January 1, 2014	-	$-	7,825,000	$7,825	$-	$33,022	$-	$(32,545,372)	$-	$(32,504,525)

Conversion of Debt to Equity		-	3,889,071	3,889	-	32,327,664	-	-	-	32,331,553
Shares Issued for Kush Acquistion	-	-	3,300,667	3,301	-	13,199,435	-	-	-	13,202,736
Shares Issued for Services	-	-	100,000	100	-	999,900	-	-	-	1,000,000
Contributed Capital	-	-	-	-	-	54,583	-	-	-	54,583
Non-Controlling Interest in KPAL, Inc.	-	-	-	-	-	-	-	-	894	894
Change in Fair Market Value of Available for Sale Securities	-	-	-	-	-	-	4,876	-	-	4,876
Net Loss	-	-	-	-	-	-	-	(14,369,732)	-	(14,369,732)

Balance - December 31, 2014	-	-	15,114,738	15,115	-	46,614,604	4,876	(46,915,104)	894	$(279,615)

Preferred Stock Issued for Related Party Debt	1,928,585	1,929	-	-	-	3,745,741	-	-	-	3,747,670
Shares Issued for Services	-	-	1,010,000	1,010	14,000	6,525,415	-	-	-	6,540,425
Preferred Stock Issued due to Decrease in Market Value	-	-	-	-	303	(303)	-	-	-	-
Spin-Off	(1,500,000)	(1,500)	1,250,000	1,250	-	10,010	(4,876)	254,864	-	259,748
Imputed Interest on Loans	-	-	-	-	-	33,300	-	-	-	33,300
Contributed by Shareholder	-	-	-	-	-	5,312	-	-	-	5,312
Investment in Hemp Coins	-	-	-	-	-	4,731	-	-	-	4,731

Net Loss	-	-	-	-	-	-	-	(7,432,859)	-	(7,432,859)

Balance - December 31, 2015	428,585	$429	17,374,738	$17,375	$14,303	$56,938,810	$-	$(54,093,099)	$894	$2,878,711

"The accompanying notes are an integral part of these consolidated financial statements"

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

1. Summary of Significant Accounting Policies and Use of Estimates:

Nature of Corporation:

We were incorporated under the laws of Nevada in November 2004 as Ultra Sun Corp. On November 13, 2013, we changed our name to Cannabis Sativa, Inc.   Our wholly-owned subsidiary Kush was acquired by us in June 2014 in exchange for shares of our common stock.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. ("Wild Earth") was acquired by us in July 2013 in exchange for shares of our common stock.  The acquisition of Kush resulted in a change of control of the Company and at or after the closing of the acquisition of Kush, the persons designated by Kush became the officers and directors of the Company.  From our inception through September 30, 2013 we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name "Sahara Sun Tanning."  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013 we sold the assets of the tanning salon business to a third party.  As a result of our acquisition of Kush in June 2014, along with our Wild Earth operations we are now engaged in the developing and promoting of natural cannabis products.  On November 2, 2015, Kush was spun out of the Company.

	Cannabis Sativa	Wild Earth Naturals	Kush	Proforma

Revenue	$-	$3,454	$3,697	$7,151

Cost of revenue	-	2,425	-	2,425

Gross profit	-	1,029	3,697	4,726

Impairment of goodwill	13,070,346	-	-	13,070,346
Research and development expense	-	3,712	-	3,712
General and adminstrative expense	819,408	353,885	765,925	1,939,218

Other (income) and expense
Gain on sale of patent	-	(49,512)	-	(49,512)
Interest expense	6,939	19,558	-	26,497

Loss from continued operations	(13,896,693)	(326,614)	(762,228)	(14,985,535)

Net loss	$(13,896,693)	$(326,614)	$(762,228)	$(14,985,535)

Development Stage Activities and Operations:
Wild Earth has been in its initial stages of formation and for the year ended December 31, 2015 had minimal revenues. A development stage activity is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Cash and Cash Equivalents:

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Accounts Receivable:

 We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At December 31, 2015 the company has established an allowance for doubtful accounts of $-0-.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014
Inventory:

The Company calculates inventory using the average cost method to value inventory.  Inventory cost includes those costs directly attributable to the product before sale.  Inventory consists of salves, ointments, lotions, creams and balms and is carried at the lower of cost or market, using first-in, first-out method (FIFO) of determining cost. At December 31, 2015 there was $24,044 in raw materials and $893 in finished goods inventory.  At December 31, 2014 the Company has $11,144 in raw materials and $6,693 in finished goods inventory

Fair Value of Financial Instruments:

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, accrued liabilities, and notes payable approximate fair value given their short term nature or effective interest rates.

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  As of December 31, 2015 and 2014, the Company has no outstanding potentially dilutive securities.

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

Digital Currencies Translations and Re-measurements

The Company accounts for digital currencies, which it considers to be an operating asset, at their initial cost and subsequently re-measures the carrying amounts of digital currencies it owns at each reporting date based on their current fair value. The changes in the fair value of digital currencies are included as a component of income or loss from operations. The Company currently classifies digital currencies as a current asset. The Company obtains the equivalency rate of bitcoins to USD from Coindesk. The equivalency rate obtained from Coindesk represents a generally well recognized quoted price in an active market for bitcoins, which market and related database are accessible to the Company on an ongoing basis. The Bitcoin Price Index was $473.06 as of December 31, 2015.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

Fixed Assets:

Property and equipment are recorded at cost.  Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from three (3) to seven (7) years.  Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.  For the year ended December 31, 2015, depreciation expense was $1,196, of which $708 was recorded in General and Administrative expense and $488 was recorded in
Discontinued Operations.  For the year ended December 31, 2014, depreciation expense was $2,343 of which $2,294 was recorded in General and Administrative expense and $49 was recorded in Cost of Revenues.

Intangible Assets:

Intangible assets are comprised of patents, trademarks, the Company's "CBDS.com" website domain and intellectual property rights.  The patent is being amortized using the straight-line method over its economic life, which is estimated to be twenty (20) years.  The trademark, which is still in the application phase, is expected to have an indefinite useful life.  The CBDS.com website is expected to have an indefinite useful life.  The intellectual property rights are being amortized using the straight-line month over its economic life, which is estimated to be (20) years. For the year ended December 31, 2015 amortization expense was $102,418 of which $25,901 was included in General and Administrative expense and $76,517 was recorded in Discontinued Operations.  For the year ended December 31, 2014 amortization expense was $76,537.

Income Taxes:

The Company adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, on January 1, 2007, with no material impact on the accompanying financial statements.

The Company files income tax returns in the U.S. federal jurisdiction, and the State of Utah.  The Company is subject to federal, state and local income tax examinations by tax authorities for approximately the past three years or in some instances longer periods.

Deferred income taxes are provided using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Net deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes n tax laws and rates at the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a  tax position is recognized in the financial statements in, including the resolution of appeals or litigation processes, the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured, if any, is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits, if any, are classified as additional income taxes in the statement of operations.  Currently there are not penalties or interest.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company's financial statements.

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC.  The purpose of the entity is to hold the intellectual property of Cannabis Sativa, Inc.  As of December 31, 2015 there has been no activity in the LLC.

3.  Available-for-Sale Securities

On January 10, 2014 the Company received 10,835 shares of BioAdaptives, Inc. as a result of Kush's holdings in Hemp, Inc.  The shares were received when Hemp, Inc. completed a spin-off of BioAdaptives, Inc.  Each 923 shares of Hemp, Inc. received 1 share of BioAdaptives, Inc.  At the time of the spin-off, Kush, Inc. was the owner of 10,000,000 shares of Hemp, Inc. common stock.  This resulted in Kush receiving 10,835 shares of BioAdaptives, Inc.  At December 31, 2015 the market price of BioAdaptives, Inc. was $.45 per share resulting in a value of $4,876.  This investment was included in the spin-off of Kush therefore the value is $-0- on the Company's balance sheet at December 31, 2015.

The following is a summary of the Company's available-for-sale securities at December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)	Accumulated Other Comprehensive Income

Equity Securities	$-	$-	$-	$-	$-

Total Available-for-Sale Securities	$-	$-	$-	$-	$-

The following is a summary of the Company's available-for-sale securities at December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Net Carrying Amount)	Accumulated Other Comprehensive Income

Equity Securities	$-	$4,876	$-	$4,876	$4,876

Total Available-for-Sale Securities	$-	$4,876	$-	$4,876	$4,876

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

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

As of December 31, 2015, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$5,203	$5,203	$-	$-
Total assets measured at fair value	$5,203	$5,203	$-	$-

Liabilities:	$-	$-	$-	$-
Total liabilities measured at fair value	$-	$-	$-	$-

As of December 31, 2014, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$4,876	$4,876	$-	$-
Total assets measured at fair value	$4,876	$4,876	$-	$-

Liabilities:	$-	$-	$-	$-
Total liabilities measured at fair value	$-	$-	$-	$-

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

5.  Hempcoins
At December 31, 2015, the Company has possession of 110,000,000 hempcoins.  Hempcoins are reported as digital currency.  Every 10 hempcoins are backed by 1 share of Rocky Mountain Inc (RMTN).  At December 31, 2015 and 2014 the value of hempcoins was $5,204 and $-0-, respectively, computed by converting to bitcoin (See Note 1).

6.  Investment in Joint Venture
On September 11, 2015 Hi-Brands International, Inc. a wholly owned subsidiary of the Company entered into a joint venture agreement with I.D.E.A – International Dental Emergency Alliance, LLC. (IDEA).  IDEA is the developer of a pharmacy discount card distribution and online marketing platform with access to a network of approximately 60,000 participating pharmacies through a virtual and/or physical discount card.  IDEA and the Company wish to develop, market and distribute a private label discount card and system under its proprietary brands and/or trademarks to the general public and to sub-distributors. The Company and IDEA have agreed to share all revenues 50/50 and IDEA has agreed to pay the Company 50% of a $.50 shared fee per claim.  The claim fee will increase based upon a set schedule as claims increase.  The term of the agreement is for 3 years, but can be renewed for an additional three (3) year term periods.  IDEA is charging the Company $35,000 as a set up fee and as part of the agreement IDEA is expected to generate 25,000 members/cardholders in the first year.

7.  Fixed Assets and Intangibles
Property and Equipment consisted of the following at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014

Furniture and Equipment	$8,108	$8,108
Leasehold Improvements	2,500	2,500
	10,608	10,608
Less: Accumulated Depreciation	6,104	3,571

Net Property and Equipment	$4,504	$7,037

Intangible assets consisted of the following at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014

CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (Cannabis Sativa)	2,902,660	–
Intellectual Property Rights (Kush)	–	3,060,000
Patents and Trademarks (Cannabis Sativa)	8,938	–
Patents and Trademarks (Kush)	–	10,136
Patents and Trademarks (Wild Earth)	4,425	4,425
	2,930,022	3,088,560
Less: Accumulated Amortization	25,901	89,268

Net Intangible Assets	$2,904,121	$2,999,292

Upon purchase of Kush, Cannabis Sativa owns an approximately 90% membership interest in KPAL, LLC, a Texas limited liability company.  KPAL, LLCs only assets are the ongoing capitalized costs associated with three (3) patent applications filed with the U.S. Patent and Trademark Office in March and April 2010 with regard to the CTA strain, its use in lozenge and treatment for hypertension.  To date, none of the applications have been granted and no patents have been issued.  Cannabis Sativa is continuing to pursue such applications; however, no assurances can be given that any of the patent applications will result in the issuance of a patent to Cannabis Sativa.  These costs have been capitalized and are included in net intangibles at December 31, 2015 and 2014.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

8.   Due to Related Parties

During the year ended December 31, 2015 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses in the amount of $362,202.  As of December 31, 2015, net advances to the Company were $27,427.  Previous debt was paid through issuance of preferred stock.  These advances were non-interest bearing in nature.  The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $25,978.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital during the year ended December 31, 2015.  Also included in accrued expenses at December 31, 2015 was $13,000 to the CFO for accrued payroll.

Kush, a wholly-owned subsidiary of the Company, is a party to three individual license agreements with Steve Kubby.  Pursuant to the license agreements Kush owed a total of $3,060,000 in license fees to Mr. Kubby at various dates.

On June 30, 2015, Kush sold $3,060,000 of its originally priced Intellectual Property to CBDS, net of $165,750 of accumulated amortization for a gross sales price of $2,894,250 for which CBDS assumed a liability to Steve Kubby, the licensor of the intellectual property, of $2,890,499.   Additionally, CBDS received Kush's interest in K-Pal, which is the holder of the intellectual property in the amount of $8,938, less a non-controlling interest of $894.

Correspondingly, on Cannabis Sativa's books as of June 30, 2015, the Long Term Investment in K-Pal was booked at $8,938 and the non-controlling interest of $894 was recognized as a reduction of equity.   The acquisition of intellectual property assets was also booked for $3,060,000 which had accumulated amortization of $165,750 and based on agreement with Steve Kubby, all liability to him was retired in exchange for 1,500,000 shares of Cannabis Sativa Preferred Stock at par value of $.001, resulting in a credit to the Preferred Stock account of $1,500, with the balance to Paid in Capital of $2,888,999.  As part of the spinoff transaction with Kush (as described in Note 10),  the 1,500,000 preferred shares were returned to the Company and the credit to Preferred Stock account of $1,500 has been reversed as of December 31, 2015.

On September 30, 2015, an agreement was entered into by the Company to exchange $857,170 in debt held by three related parties for 428,585 shares of the Company's preferred stock based on the common share closing price on September 29, 2015 of $2 per share.  The preferred shares have no other preferences other than upon liquidation, have no voting rights, and will be convertible into common stock on a one to one basis.  The agreements contain a contingency clause that should the common share price drop below $2 per share between October to December, 2015, then the average of the daily high and low price over those subsequent 90 days will be taken, and additional preferred shares will be issued to equal that average 90 day price. At December 31, 2015, the Company has recorded 303,433 preferred shares due to these related parties based upon the 90 day market price of $1.1709769. Therefore, $303 was recorded in additional paid in capital and stock payable at December 31, 2015.

9.  Common Stock

On January 1, 2015, the Company's board of directors authorized the issuance of 100,000 shares of its common stock to one of its officers.  The value of the shares on the date of issuance was $690,000.  As of December 31, 2015, the Company has recognized $690,000 in compensation expense related to this transaction.

On January 1, 2015, the Company's board of directors authorized the issuance of 10,000 shares of its common stock to each of its seven board of directors for each year of service.  The Company issued 2,500 shares to each board member retroactive to the fourth quarter of 2014 in addition to 10,000 each for 2015 for a total of 12,500 shares each.  The Company had recorded a liability in the amount of $120,750 related to the retroactive issuance in its December 31, 2014 financial statements.  The Company recorded $483,000 in professional fees on its statement of operations for the year ended December 31, 2015.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

9.  Common Stock - continued

On January 1, 2015, the Company's board of directors authorized the issuance of 35,000 shares of its common stock to one of its officers for retroactive compensation in 2014.  The value of the shares was determined to be $241,500 based on the trading price of the stock on the date of authorization.  The Company had recorded a liability in the same amount in its balance sheet dated December 31, 2014. These shares were issued during the first quarter of 2015.

On January 7, 2015, the Company's board of directors authorized the issuance of 500,000 shares of its common stock to a consulting group for services to be provided during the year ended December 31, 2015.  The value of the issuance was determined to be $3,500,000 based on the market value of the Company's common stock on the date of issuance.  The Company recorded $2,625,000 in consulting expense during the year ended December 31, 2015 related to this transaction.

January 30, 2015, the Company's board of directors authorized the issuance of 200,000 shares to two consultants for services to be provided during the year ended December 31, 2015.  The value of the issuance was determined to be $1,640,000.  The Company has recorded $1,640,000 in consulting expense during the year ended December 31, 2015 related to this transaction.

During the period ended September 30, 2015, the Company's board of directors authorized the issuance of 80,000 shares to two consultants for services to be provided during the year ended December 31, 2015.  The value of the issuance was determined to be $84,800.  The Company has recorded $84,800 in consulting expense during the year ended December 31, 2015 related to this transaction.

During the period ended September 30, 2015, the Company's board of directors authorized the issuance of 5,000 shares to the Company's eighth (8th) board member for her services rendered April 1 through September 30, 2015.  They were valued at $11,250.

On October 6, 2015, the Company's board of directors authorized the issuance of 2,500 shares to the Company's eighth (8th) board member for her services rendered October 1 through December 31, 2015.  They were valued at $5,125.

10.  Preferred Stock
There are 5,000,000 preferred shares authorized with a par value of $.001.  During 2015, the Company issued 1,500,000 preferred shares to Steve Kubby as described in Note 8.  By agreement with Steve Kubby, all liability to him was retired in exchange for the 1,500,000 preferred shares.  Then, as part of that agreement involving the Company's spinoff of Kush, the 1,500,000 preferred shares owned by Kubby were determined to have a value equivalent to 17,289,304 shares of the Company's common.  The effective result of this was that Mr. Kubby joined pro rata with other Company shareholders in receiving 4.3155 Kush shares for every share of equivalent Company common stock that was held as of the August 25, 2015 record date.  In the case of Mr. Kubby, the amount of his ownership of Company common stock and the value ascribed to his ownership of Company preferred stock, together, gave him approximately 51% ownership of Kush's common stock post spinoff (after also giving effect to newly issued Kush shares representing 9% of Kush going to the Company in exchange for 1,250,000 shares of the Company's common stock- see Note 15).  As part of this spinoff transaction, the 1,500,000 preferred shares were returned to the Company.

Dividends.  If the Company declares a dividend or distribution on the common stock of the Company (the "Common Stock" or "Common Shares"), the holders of shares of this Series shall be entitled to receive for each share of this Series a dividend or distribution of the amount of the dividend or distribution that would be received by a holder of the same number of Common Shares.

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

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

10.  Preferred Stock - continued

Conversion.  Also during 2015, the Company issued 428,585 separately designated shares of preferred stock for other related party payables.  These preferred shares may be converted into shares of common stock of the Company on a share for share basis.

No Preemptive Rights.  Holders of shares of this Series shall have no first right of refusal to purchase any shares sold by the Company in the future.

Effect of Stock Split.  In the event the Common Stock of the Company is split on either a forward or reverse basis, the shares of this Series shall also be split on a like basis.

11. Hi Brands International Inc. – Centuria Foods Agreement

On February 6, 2015, the Company formed Hi Brands International Inc., a Nevada Corporation and wholly owned subsidiary of Cannabis Sativa, Inc.

On February 25, 2015, the Company through its wholly owned subsidiary Hi Brands International, Inc., (jointly referred to hereinafter as "Cannabis Sativa"), entered into a Purchase, Supply and Joint Venture Agreement (the "Agreement"), with Centuria Natural Foods, Inc. ("Centuria") whereby Cannabis Sativa will market Centuria's proprietary CBD (Cannabidiol) Rich Hemp Oil products (the "Products").

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

As of December 31, 2015, there has not been any activity in Hi Brands International Inc., other than the execution of the above agreement.  The Company has not ordered any product under this agreement as of December 31, 2015.

12.  Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception. As reported in the financial statements, the Company has an accumulated deficit of $54,093,099 which raises substantial doubt about the Company's ability to continue as a going concern.

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

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015 and 2014

13.  Commitments and Contingencies

The Company leases an office and warehouse facility in Mesquite, Nevada that serves as the principal executive offices and provides manufacturing and warehouse space. The leased space consists of 908 square feet.  The building in which our space is located is in foreclosure therefore the Company rents from the bank that controls the property on a month to month basis.  Rent expense is $771.80 per month. Rent expense for the years ended December 31, 2015 and 2014 were $8,490 and $6,217, respectively.

14.   Legal Proceedings

On August 26, 2015 the Company filed a complaint in the District Court of Clark County, Nevada against 3 (three) individuals and Colonial Stock Transfer Company, Inc., a Utah Corporation, seeking declaratory relief for the cancelation of common shares of the Company, issued in connection with a consulting agreement.  The complaint alleges a breach of the consulting agreement by the defendants.  In addition to seeking a cancellation of shares, the complaint seeks general, consequential and punitive damages and costs in unspecified amounts. At December 31, 2015 this complaint was still in negotiation.

15.  Spin Off
On November 2, 2015 the Company approved the spin-off of its wholly owned subsidiary Kush Inc. In this transaction every shareholder of CBDS will receive 4.3155 Kush shares for every share of CBDS stock that they held as of August 25, 2015, the record date.

As part of the spinoff agreement with Kush and its major shareholder Steve Kubby, CBDS would exchange, post spinoff, 500,000 shares of its common stock for 9% ownership of Kush represented by 14,260,436 newly issued Kush shares.

It was subsequently agreed in negotiations with Kush and its major shareholder Steve Kubby that instead of the issuance of 500,000 shares of CBDS common stock for 9% ownership of Kush in which Kush would then participate in the 1.5 share forward stock dividend, that Kush would alternatively be issued 1.25 million shares of the Company's  common stock for 9% ownership of Kush after the record date of the 1.5 share forward stock dividend and that accordingly, such CBDS shares received by Kush would not participate in the 1.5 share forward stock dividend.  The Company will be receiving an additional 14,260,436 shares of Kush common stock to retain its 9% interest in Kush.

As of December 31, 2015, the spin-off had occurred and was effective on the books and records of the Company, however the actual stock has yet to be issued.

16.   Subsequent Events

Shareholders of Cannabis Sativa, Inc. received 4.32 shares of Kush for every share of ownership of common stock in the Company as a shareholder dividend on August 25, 2015.  This was completed on November 2, 2015, but shares have not yet been issued as of  December 31,  2015.

In accordance with the Kush spin off agreement, the Company is to issue 1,250,000 shares of its common shares to Kush.  In return, for the 9% equity in Kush the Company shall receive 14,260,436 shares of Kush.

On November 2, 2015, the Company announced that it will pay a special stock dividend of 1.5 restricted common shares for each share held as of the record date of November 16, 2015.  The holding period for these shares is 6 months from the issue date to shareholders of record.

The Company has also submitted its application to be listed on NASDAQ.

Subsequent to December 31, 2015, the Company issued 30,000 shares of its common stock to consultants.