Form 10-Q
period 2016-03-31
Cannabis Sativa, Inc.
filed 2016-05-20
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2016
or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

(702) 346-3906
(Registrant's telephone number, including area code)

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

The number of shares of the issuer's Common Stock outstanding as of May 16, 2016 is 17,484,738.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2016	2014

Assets
Current Assets
Cash and Cash Equivalents	$13,798	$10,356
Digital Currency	18,267	5,203
Accounts Receivable, Net	3,537	4,190
Employee Advance	44	44
Inventories	29,837	24,937
Investment in Joint Venture	35,000	35,000

Total Current Assets	100,483	79,730

Property and Equipment, Net	4,280	4,504
Intangible Assets, Net	2,891,359	2,904,121
Investment	9,760	9,760
Due from Related Parties	248,182	248,182
Deposits	4,236	4,236

Total Assets	$3,258,300	$3,250,533

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	$424,480	$344,395
Due to Related Parties - Short Term	96,412	27,427

Total Liabilities	520,892	371,822

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized;
428,585 issued and outstanding	428	428
Common stock $0.001 par value; 45,000,000 shares authorized;
17,404,738 and 17,374,738 shares issued and outstanding, respectively	17,405	17,375
Stock Subscriptions Payable	153,201	14,303
Additional Paid-In Capital	56,980,054	56,938,810
Accumulated Deficit	(54,414,574)	(54,093,099)

Total Cannabis Sativa, Inc. Stockholders' Equity	2,736,514	2,877,817

Non-Controlling Interest	894	894

Total Stockholders' Equity	2,737,408	2,878,711

Total Liabilities and Stockholders' Equity	$3,258,300	$3,250,533

"The accompanying notes are an integral part of these condensed consolidated financial statements"

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,	2016	2015

Revenues	$15,087	$1,102

Cost of Revenues	579	1,160

Gross Profit (Loss)	14,508	(58)

General and Administrative Expenses	331,927	1,780,163

Loss from Operations	(317,419)	(1,780,221)

Interest Expense	4,056	7,861

Loss Before Income Taxes	(321,475)	(1,788,082)

Income Taxes	—	—

Net Loss for the Period	(321,475)	(1,788,082)

Loss Attributable to Non-Controlling Interest	—	—

Net Loss Attributable To Cannabis Sativa, Inc.	$(321,475)	$(1,788,082)

Net Loss for the Period per Common Share:
Basic & Diluted	$(0.02)	$(0.11)

Weighted Average Common Shares Outstanding:
Basic & Diluted	17,385,947	15,929,210

"The accompanying notes are an integral part of these condensed consolidated financial statements"

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(321,475)	$(1,788,082)
Adjustments to Reconcile Net Loss for the Period to Net Cash
Used in Operating Activities:
Depreciation and Amortization	12,986	38,614
Stock Issued for Services	179,624	1,578,250
Contributed Capital	—	7,489
Amortization of Prepaid	—	41,667
Imputed Interest on Loans	548	—
Changes in assets and liabilities:
Digital Currency	(13,064)	—
Accounts Receivable	653	—
Inventories	(4,900)	40
Employeee Advances	—	13
Accounts Payable and Accrued Expenses	80,085	33,099
Due to Related Parties - Short Term	15,000	—
Net Cash Used in Operating Activities:	(50,543)	(88,910)

Cash Flows from Investing Activities:
Purchase of Fixed Assets and Intangibles	—	(8,410)
Net Cash Used in Investing Activities:	—	(8,410)

Cash Flows from Financing Activities:
Payments to Related Parties	(2,515)	(40,345)
Proceeds from Related Parties	56,500	125,000
Net Cash Provided by Financing Activities:	53,985	84,655

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,442	(12,665)

Cash and Cash Equivalents - Beginning of Period	10,356	25,994

Cash and Cash Equivalents - End of Period	$13,798	$13,329

Supplemental Disclosure of Cash Flow Activities:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosures of Non Cash Activities:
Unrealized Gain on Available for Sale Securities	$—	$4,822

"The accompanying notes are an integral part of these condensed consolidated financial statements"

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
 (Unaudited)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Cannabis Sativa, Inc., formerly named Ultra Sun Corp. ("we", "us", "our" or "Company"), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and should be read in conjunction with the annual report on Form 10-k filed with the SEC May 6, 2016.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2016, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable:

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At March 31, 2016 the company has established an allowance for doubtful accounts of $-0-.

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
 (Unaudited)

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  As of March 31, 2016 and 2015, the Company has no outstanding potentially dilutive securities.

Revenue Recognition:

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Digital Currencies Translations and Re-measurements

The Company accounts for digital currencies, which it considers to be an operating asset, at their initial cost and subsequently re-measures the carrying amounts of digital currencies it owns at each reporting date based on their current fair value. The changes in the fair value of digital currencies are included as a component of income or loss from operations. The Company currently classifies digital currencies as a current asset. The Company obtains the equivalency rate of hempcoins to bitcoins to USD from Coindesk. The equivalency rate obtained from Coindesk represents a generally well recognized quoted price in an active market for bitcoins, which market and related database are accessible to the Company on an ongoing basis. The Bitcoin Price Index was $415.16 as of March 31, 2016.

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

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
 (Unaudited)

Income Taxes:

The Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year's taxable income as new information becomes available, including year-to-date financial results. This continual estimation process can result in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment may be required in determining the Company's effective tax rate and in evaluating our tax positions.

The effective income tax rate of 0% for the periods ended September 30, 2015 and 2014 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  For the three months ended March 31, 2016 a tax benefit of approximately $48,221 would have been generated.  For the three months ended March 31, 2015 a tax benefit of approximately $268,212 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of March 31, 2016 the Company had net operating losses of approximately $321,475 resulting in a deferred tax asset of approximately $48,221.  As of March 31, 2015 the Company had net operating losses of approximately $1,788,082 resulting in a deferred tax asset of approximately $268,212.

The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company's financial statements.

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC.  The purpose of the entity is to hold the intellectual property of Cannabis Sativa, Inc.  As of March 31, 2016 there has been no activity in the LLC.

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
 (Unaudited)

3.   Fair Value Measurements

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, notes payable, accounts payable, accrued liabilities approximate fair value given their short term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.  As of March 31, 2016, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$18,267	$18,267	$-	$-
Total assets measured at fair value	$18,267	$18,267	$-	$-

Liabilities:	$-	$-	$-	$-
Total liabilities measured at fair value	$-	$-	$-	$-

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
 (Unaudited)
4.  Hempcoins

At March 31, 2016, the Company has possession of 110,000,000 hempcoins.  Hempcoins are reported as digital currency.  Every 10 hempcoins are backed by 1 share of Rocky Mountain Inc (RMTN).  At March 31, 2016 the value of hempcoins was $18,267 computed by converting first to bitcoin and then to US Dollars. (See Note 1).

5.  Related Parties

During the three months ended March 31, 2016 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses in the amount of $56,500.  As of March 31, 2016, net advances to the Company were $96,412.  The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $548.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital during the three months ended March 31, 2016.

The Company also has $248,182 that is due from Kush, a related party.  Payment is not expected currently.

6.  Common Stock

During the three months ended March 31, 2016, the Company's board of directors authorized the issuance of 5,000 shares of its common stock to each of its seven (7) board of directors for their service through March 31, 2016.  The Company recorded $31,388 in board of director fees on its statement of operations for the three months ended March 31, 2016.  As of March 31, 2016, the stock has yet to be issued.

During the three months ended March 31, 2016, the Company's board of directors authorized the issuance of 33,333 shares of its common stock to a consultant for their service through March 31, 2016.  The Company recorded $29,040 in consulting fees on its statement of operations for the three months ended March 31, 2016.  As of March 31, 2016, the stock has yet to be issued.

During the three months ended March 31, 2016, the Company's board of directors authorized the issuance of 87,500 shares of its common stock to two (2) board of directors and two (2) consultants for their service through March 31, 2016.  The Company recorded $78,470 in professional fees on its statement of operations for the three months ended March 31, 2016.  As of March 31, 2016, the stock has yet to be issued.

During the three months ended March 31, 2016, the Company's board of directors authorized the issuance of 30,000 shares to a consultant for services to be provided during through March 31, 2016.  The value of the issuance was determined to be $40,726.

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
 (Unaudited)

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

As of March 31, 2016, there has not been any activity in Hi Brands International Inc. other than the execution of the above agreement.  The Company has not ordered any product under this agreement as of March 31, 2016.

8.  Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception. As reported in the financial statements, the Company has an accumulated deficit which raises substantial doubt about the Company's ability to continue as a going concern.

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

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
 (Unaudited)

9.   Legal Proceedings

On August 26, 2015 the Company filed a complaint in the District Court of Clark County, Nevada against 3 (three) individuals and Colonial Stock Transfer Company, Inc., a Utah Corporation, seeking declaratory relief for the cancelation of common shares of the Company issued in connection with a consulting agreement.  The complaint alleges a breach of the consulting agreement by the defendants.  In addition to seeking  a cancellation of shares, the complaint seeks general, consequential and punitive damages and costs in unspecified amounts. At March 31, 2016 the complaint was settled and a mutual release was signed by the individuals in the suit.  Signature from an officer of the Company followed in April 2016.

10.   Subsequent Events

Shareholders of Cannabis Sativa, Inc. received 4.32 shares of Kush for every share of ownership of common stock in the Company as a shareholder dividend on August 25, 2015.  This was completed on November 2, 2015.

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

Subsequent to March 31, 2016, the Company issued 80,000 shares of its common stock.  50,000 shares were issued to a consultant and 30,000 shares were issued to the Company's Joint Venture Partner.

On April 13, 2016 the Company formally signed a mutual release and settlement regarding legal proceedings noted in Note 9.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended March 31, 2016 Compared With Three Months Ended March 31, 2015

Net revenue for the three months ended March 31, 2016 and 2015 was $15,087 and $1,102, respectively. Cost of revenues for the three months ended March 31, 2016 and 2015 was $579 and $1,160, respectively. Gross profit (loss) for the three months ended March 31, 2016 and 2015 was $14,508 and ($58), respectively.  Net loss for the three months ended March 31, 2016 was $321,475 compared to net loss of $1,788,082 for the three months ended March 31, 2015.

Total operating expenses were $331,927 for the three months ended March 31, 2016 compared to $1,780,163 for the three months ended March 31, 2015.  The significant decrease in general and administrative expenses was attributable to common stock grants for compensation and consulting services during the three months ended March 31, 2015.   Other general and administrative expenses consisted primarily of professional fees, payroll expenses, rent and transfer agent fees. Other expenses for the three months ended March 31, 2016 were interest expense of $4,056 compared to interest expense of $7,861 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Our operations used approximately $50,543 in cash for the three months ended March 31, 2016. Investing activities used $-0- for the three months ended March 31, 2016 and financing activities provided cash of $53,985 for the three months ended March 31, 2016. Cash required during the three months ended March 31, 2016, came principally from cash proceeds from related parties in the amount of $56,500.

Our operations used approximately $88,910 in cash for the three months ended March 31, 2015. Investing activities used cash of $8,410 for the three months ended March 31, 2015 and financing activities provided cash of $84,655 for the three months ended March 31, 2015. Cash required during the three months ended March 31, 2016, came principally from cash proceeds from related parties in the amount of $125,000.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net loss of $321,475 and $1,788,082, respectively, for the three months ended March 31, 2016 and 2015 and had an accumulated deficit as of March 31, 2016.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders. As mentioned before, for the immediate needs of our current operations, we anticipate continuing to fund operations through management and shareholder loans. There can be no assurance that management and shareholders will continue to loan the Company funds.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

(1) Incorporated by reference to Exhibits 3.01 and 3.02 of the Company's Registration Statement on Form 10 filed January 28, 2009.
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

Date:           May 16, 2016

By:  /s/ Mike Gravel
Mike Gravel Chief Executive Officer
(Principal Executive Officer)

By:  /s/ Catherine Carroll
Catherine Carroll, Chief Financial Officer
(Principal Financial and Accounting Officer)