Form 10-Q
period 2016-06-30
Cannabis Sativa, Inc.
filed 2016-08-22
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016
or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________ Commission File Number: 000-53571

———————
Cannabis Sativa, Inc.
 (Exact name of registrant as specified in its charter)
———————

NEVADA	20-1898270
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

1646 W. Pioneer Blvd., Suite 120, Mesquite, Nevada  89027
(Address of Principal Executive Office) (Zip Code)

(702) 346-3906
(Registrant's telephone number, including area code)

N/A
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

The number of shares of the issuer's Common Stock outstanding as of August 19, 2016 is 18,367,865.

Item 1.  Financial Statements.
CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2016	2015

Assets
Current Assets
Cash and Cash Equivalents	$34,637	$10,356
Digital Currency	59,416	5,203
Accounts Receivable, Net	15,629	4,190
Prepaids	545,256	—
Employee Advance	40	44
Inventories	28,890	24,937
Investment in Joint Venture	35,000	35,000

Total Current Assets	718,868	79,730

Property and Equipment, Net	4,095	4,504
Intangible Assets, Net	2,891,297	2,904,121
Investment	9,760	9,760
Due from Related Parties	248,182	248,182
Deposits	4,236	4,236
Advance	3,500	—

Total Assets	$3,879,938	$3,250,533

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	$166,889	$344,395
Due to Related Parties - Short Term	167,212	27,427

Total Liabilities	334,101	371,822

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized;732,018 and 428,585 issued and outstanding	732	428
Common stock $0.001 par value; 45,000,000 shares authorized;18,203,630 and 17,374,738 shares issued and outstanding, respectively	18,204	17,375
Stock Subscriptions Payable	100	14,303
Additional Paid-In Capital	57,999,044	56,938,810
Accumulated Deficit	(54,473,137)	(54,093,099)

Total Cannabis Sativa, Inc. Stockholders' Equity	3,544,943	2,877,817

Non-Controlling Interest	894	894

Total Stockholders' Equity	3,545,837	2,878,711

Total Liabilities and Stockholders' Equity	$3,879,938	$3,250,533

"The accompanying notes are an integral part of these condensed consolidated financial statements"

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$50,730	$617	$65,817	$1,719

Cost of Revenues	6,745	243	7,324	1,403

Gross Profit	43,985	374	58,493	316

General and Administrative Expenses	101,238	1,870,283	433,165	3,650,446

Loss from Operations	(57,253)	(1,869,909)	(374,672)	(3,650,130)

Interest Expense	1,310	9,203	5,366	17,064

Loss from Continuing Operations Before Discontinued Operations	(58,563)	(1,879,112)	(380,038)	(3,667,194)

Loss from Discontinued Operations	—	108,196	—	108,196

Loss Before Income Taxes	(58,563)	(1,987,308)	(380,038)	(3,775,390)

Income Taxes	—	—	—	—

Loss from Continuing Operations	(58,563)	(1,987,308)	(380,038)	(3,775,390)

Net Loss for the Period	(58,563)	(1,987,308)	(380,038)	(3,775,390)

Loss Attributable to Non-Controlling Interest	—	—	—	—

Net Income Loss Attributable To Cannabis Sativa, Inc.	$(58,563)	$(1,987,308)	$(380,038)	$(3,775,390)

Net Loss for the Period per Common Share:
Basic & Diluted Continuing Operations	$(0.00)	$(0.12)	$(0.02)	$(0.24)
Basic & Diluted Discontinued Operations	$—	$(0.01)	$—	$(0.01)

Weighted Average Common Shares Outstanding:
Basic & Diluted	17,414,182	16,037,238	17,404,786	15,929,210

"The accompanying notes are an integral part of these condensed consolidated financial statements"

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(380,038)	$(3,775,390)
Adjustments to Reconcile Net Loss for the Period to Net Cash Used in Operating Activities:
Depreciation and Amortization	13,456	77,092
Stock Issued for Services	1,263,225	3,162,125
Stock Returned - Legal Settlement	(479,558)	—
Contributed Capital	—	16,426
Amortization of Prepaid	—	208,333
Imputed Interest on Loans	1,732	—
Changes in assets and liabilities:
Digital Currency	(48,282)	—
Accounts Receivable	(11,439)	—
Inventories	(3,953)	661
Prepaids	(545,256)	—
Employeee Advances	4	(31)
Accounts Payable and Accrued Expenses	78,330	93,554
Accrued Interest	—	1,655
Net Cash Used in Operating Activities:	(111,779)	(215,575)
Net Cash Used in Discontinued Activities:	—	6,596

Cash Flows from Investing Activities:
Purchase of Fixed Assets and Intangibles	(225)	(8,410)
Advance	(3,500)	—
Net Cash Used in Investing Activities:	(3,725)	(8,410)

Cash Flows from Financing Activities:
Payments to Related Parties	(2,515)	(40,345)
Proceeds from Related Parties	142,300	257,740
Net Cash Provided by Financing Activities:	139,785	217,395

NET CHANGE IN CASH AND CASH EQUIVALENTS	24,281	6

Cash and Cash Equivalents - Beginning of Period	10,356	25,994

Cash and Cash Equivalents - End of Period	$34,637	$26,000

Supplemental Disclosure of Cash Flow Activities:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosures of Non Cash Activities:
Contribution of Digital Currency	$5,931	$—
Conversion of Debt to Equity	$255,834	$—
Unrealized Gain on Available for Sale Securities	$—	$1,950
Shares Issued for Accrued Liabilities	$15,000	$362,250
Shares issued for Prepaid Items	$—	$3,162,125
Preferred Shares Issued for Related Party Payables	$—	$2,890,499

"The accompanying notes are an integral part of these condensed consolidated financial statements"

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended June 30, 2016 and 2015
 (Unaudited)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Cannabis Sativa, Inc., formerly named Ultra Sun Corp. ("we", "us", "our" or "Company"), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and should be read in conjunction with the annual report on Form 10-k filed with the SEC May 6, 2016.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2016, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable:

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At June 30, 2016 the company has established an allowance for doubtful accounts of $-0-.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  As of June 30, 2016 and 2015, the Company has no outstanding potentially dilutive securities.

Revenue Recognition:

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Digital Currencies Translations and Re-measurements

The Company accounts for digital currencies, which it considers to be an operating asset, at their initial cost and subsequently re-measures the carrying amounts of digital currencies it owns at each reporting date based on their current fair value. The changes in the fair value of digital currencies are included as a component of income or loss from operations. The Company currently classifies digital currencies as a current asset. The Company obtains the equivalency rate of hempcoins to bitcoins to USD from Coinmarketcap.com. The equivalency rate of garycoins to bitcoins to USD is obtained from C-cex.com and Coinmarketcap.com.  The equivalency rate obtained from Coinmarket represents a generally well recognized quoted price in an active market for bitcoins, which market and related database are accessible to the Company on an ongoing basis. The Bitcoin Price Index was $639.77 as of June 30, 2016.

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

The effective income tax rate of 0% for the periods ended June 30, 2016 and 2015 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  For the six months ended June 30, 2016 a tax benefit of approximately $57,006 would have been generated.  For the six months ended June 30, 2015 a tax benefit of approximately $566,308 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of June 30, 2016 the Company had net operating losses of approximately $380,038 resulting in a deferred tax asset of approximately $57,006.  As of June 30, 2015 the Company had net operating losses of approximately $3,775,390 resulting in a deferred tax asset of approximately $566,308.

The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company's financial statements.

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC.  The purpose of the entity is to hold the intellectual property of Cannabis Sativa, Inc.  As of June 30, 2016 there has been no activity in the LLC.

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, notes payable, accounts payable, accrued liabilities approximate fair value given their short term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.  As of June 30, 2016, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3

Assets
Digital Currency	$59,416	$59,416	$-	$-
Total assets measured at fair value	$59,416	$59,416	$-	$-

Liabilities	$-	$-	$-	$-
Total liabilities measured at fair value	$-	$-	$-	$-

4.  Hempcoins

At June 30, 2016, the Company has possession of 110,000,000 hempcoins.  Hempcoins are reported as digital currency.  Every 10 hempcoins are backed by 1 share of Rocky Mountain Inc (RMTN).  At June 30, 2016 the value of hempcoins was $53,485 computed by converting first to bitcoin and then to US Dollars. (See Note 1).

5.  Garycoins

At June 30, 2016, the Company has possession of 900,005,098 garycoins.  Garycoins are reported as digital currency.  At June 30, 2016 the value of garycoins was $5,931 computed by converting to a bitcoin value in US Dollars. (See Note 1).

6.  Related Parties

During the six months ended June 30, 2016 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses in the amount of $142,300.  As of June 30, 2016, net advances to the Company were $167,212.  The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $1,732.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital during the six months ended June 30, 2016.

The Company also has $248,182 that is due from Kush, a related party.  Payment is not expected currently.

7.  Common Stock

During the three months ended March 31, 2016, the Company's board of directors authorized the issuance of 5,000 shares of its common stock to each of its seven (7) board of directors for their service through March 31, 2016.  The Company recorded $31,388 in board of director fees on its statement of operations for the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company's board of directors authorized the issuance of shares of its common stock to a consultant for their service through March 31, 2016.  The Company recorded $29,040 in consulting fees on its statement of operations for the three months ended March 31, 2016.  As of March 31, 2016 the stock was yet to be issued.  During the three months ended June 30, 2016 the Company's board of directors authorized the issuance of 50,000 shares of its common stock to a consultant for their services for the prior three months and the three months through June 30, 2016.  The Company recorded $51,960 in consulting fees on its statement of operations for the three months ended June 30, 2016.

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

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 5,000 shares of its common stock to each of its seven (7) board of directors for their service through June 30, 2016.  The Company recorded $80,612 in board of director fees on its statement of operations for the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 72,115 shares of its common stock to five (5) consultants of which three (3) are also members of the board of directors.  The stock was issued for their services through June 30, 2016.  The value of the issuance was determined to be $75,000.
During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 19,457 shares to a consultant for services that were provided during through June 30, 2016.  The value of the issuance was determined to be $21,500.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 25,000 shares to a consultant for services that were provided during through June 30, 2016.  The value of the issuance was determined to be $40,000.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 50,000 shares to two (2) consultants for services that were provided during through June 30, 2016.  The value of the issuance was determined to be $160,000.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 30,000 shares in payment for a liability owed on the Company's joint venture agreement.  The value of the issuance was determined to be $35,000.

During the three months ended June 30, 2016, the Company's received 256,448 shares of their common stock as was required in their legal settlement.  The value of the return was valued to be $479,558 and was offset against prior professional fees incurred.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 238,768 shares in payment for a liabilities owed by the Company in the amount of $220,833.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 400,000 shares of its common stock to five (5) consultants of which three (3) are also members of the board of directors.  The stock was issued for their services through June 30, 2016.  The value of the issuance was determined to be $630,500.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 150,000 shares to a consultant, who is also on the board of directors, for services that were provided during through June 30, 2016.  The value of the issuance was determined to be $116,500.  100,000 shares are payable in the future.

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

As of June 30, 2016, there has not been any activity in Hi Brands International Inc. other than the execution of the above agreement.  The Company has not ordered any product under this agreement as of June 30, 2016.

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

10.   Other Matters

On November 2, 2015, the Company announced that it will pay a special stock dividend of 1.5 restricted common shares for each share held as of the record date of November 16, 2015.  The holding period for these shares is 6 months from the issue date to shareholders of record. Shares have not yet been issued as of June 30, 2016.

The Company has also submitted its application to be listed on NASDAQ.

11.  Subsequent Event

On August 15, 2016, the Company closed a transaction pursuant to a Stock Purchase Agreement with iBudtender, Inc., a Colorado corporation ("iBudtender") thereby acquiring 5,010,000 of the common shares of iBudtender, constituting a 50.1% ownership interest in iBudtender, in exchange for $50,000 in cash and 150,000 shares of  common stock of the Company.  Pursuant to the transaction, the Company will also contribute $105,000 to the working capital of iBudtender over the next five months, which contribution will then be repaid to the Company with interest over 24 months thereafter.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

Revenue for the three months ended June 30, 2016 and 2015 was $50,730 and $617, respectively. The increase in revenue was a result of increased sales of  the Company's products.  Cost of revenues for the three months ended June 30, 2016 and 2015 was $6,745 and $243, respectively. Gross profit for the three months ended June 30, 2016 and 2015 was $43,985 and $374, respectively.  Net loss for the three months ended June 30, 2016 was $58,563 compared to net loss of $1,987,308 for the three months ended June 30, 2015.  The decrease in net loss is due to the decrease in operating expenses for the second fiscal quarter of 2016 compared to the second fiscal quarter of 2015 for the reasons discussed below.

Total operating expenses were $101,238 for the three months ended June 30, 2016 compared to $1,869,909 for the three months ended June 30, 2015.  The significant decrease in general and administrative expenses was attributable to non-cash transactions involving the issuance of capital stock in exchange for services and the extinguishment of debt that took place in the second fiscal quarter of 2015.   Since similar transactions did not take place during the second fiscal quarter of 2016, operating expenses were more typical of actual operating expenses.   Other general and administrative expenses consisted primarily of professional fees, payroll expenses, rent and transfer agent fees. Other expenses for the three months ended June 30, 2016 were interest expense of $1,310 compared to interest expense of $9,203 for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared With Six Months Ended June 30, 2015

Revenue for the six months ended June 30, 2016 and 2015 was $65,817 and $1,719, respectively. The increase in revenue was a result of increased sales of  the Company's products.  Cost of revenues for the six months ended June 30, 2016 and 2015 was $7,324 and $1,403, respectively. Gross profit for the six months ended June 30, 2016 and 2015 was $58,493 and $316, respectively.  Net loss for the six months ended June 30, 2016 was $380,038 compared to net loss of $3,775,390 for the six months ended June 30, 2015.  The decrease in net loss is due to the decrease in operating expenses for the first two fiscal quarters of 2016 compared to the first two fiscal quarters of 2015 for the reasons discussed below.

Total operating expenses were $433,165 for the six months ended June 30, 2016 compared to $3,650,446 for the six months ended June 30, 2015.  The significant decrease in general and administrative expenses was attributable to non-cash transactions involving the issuance of capital stock in exchange for services and the extinguishment of debt that took place in the first two fiscal quarters of 2015.   Since similar transactions did not take place during the first two fiscal quarters of 2016, operating expenses were more typical of actual operating expenses.   Other general and administrative expenses consisted primarily of professional fees, payroll expenses, rent and transfer agent fees. Other expenses for the six months ended June 30, 2016 were interest expense of $5,366 compared to interest expense of $17,064 for the six months ended June 30, 2015.

Liquidity and Capital Resources

Our operations used $111,779 in cash for the six months ended June 30, 2016. Investing activities used $3,725 for the six months ended June 30, 2016 and financing activities provided cash of $139,785 for the six months ended June 30, 2016. Cash required during the six months ended June 30, 2016, came principally from cash proceeds from related parties in the amount of $142,300.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net loss of $380,038 and $3,775,390, respectively, for the six months ended June 30, 2016 and 2015 and had an accumulated deficit of $54,473,137 as of June 30, 2016.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders. As mentioned before, for the immediate needs of our current operations, we anticipate continuing to fund operations through management and shareholder loans. There can be no assurance that management and shareholders will continue to loan the Company funds.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings.

On August 26, 2015, the Company filed a complaint in the District Court of Clark County, Nevada, Department No. XXVIII against Jeff W. Holmes, Greg W. Holmes, Kevin J. Asher and Colonial Stock Transfer Company, Inc., a Utah Corporation, seeking declaratory relief for the cancelation of common shares of the Company issued in connection with a consulting agreement.  The complaint alleges generally a breach of the consulting agreement by the defendants.  In addition to seeking a cancellation of shares, the complaint seeks general, consequential and punitive damages and costs in unspecified amounts. The case was dismissed during the quarter ended June 30, 2016.

On February 28, 2016, the Company was served with a complaint previously filed in the District Court of Clark County, Nevada, Department No. XXVIII.  Suite was brought against the Company by Kevin J. Asher who is alleging he is owed compensation for consulting services provided to the company in 2013 and 2014.  Mr. Asher is seeking payment of $50,000 and the issuance 20,000 shares of common stock.  The Company has engaged legal  counsel to answer the complaint.

Item 1A.  Risk Factors

See the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on May 6, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 5,000 shares of its common stock to each of its seven (7) board of directors for their service through June 30, 2016.  The Company recorded $80,612 in board of director fees on its statement of operations for the three months ended June 30, 2016.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 72,115 shares of its common stock to five (5) consultants of which three (3) are also members of the board of directors.  The stock was issued for their services through June 30, 2016.  The value of the issuance was determined to be $75,000.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 19,457 shares to a consultant for services that were provided during through June 30, 2016.  The value of the issuance was determined to be $21,500.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 25,000 shares to a consultant for services that were provided during through June 30, 2016.  The value of the issuance was determined to be $40,000.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 50,000 shares to two (2) consultants for services that were provided during through June 30, 2016.  The value of the issuance was determined to be $160,000.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 30,000 shares in payment for a liability owed on the Company's joint venture agreement.  The value of the issuance was determined to be $35,000.

During the three months ended June 30, 2016, the Company's received 256,448 shares of their common stock as was required in their legal settlement.  The value of the return was valued to be $479,558 and was offset against prior professional fees incurred.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 238,768 shares in payment for a liabilities owed by the Company in the amount of $220,833.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 400,000 shares of its common stock to five (5) consultants of which three (3) are also members of the board of directors.  The stock was issued for their services through June 30, 2016.  The value of the issuance was determined to be $630,500.

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 150,000 shares to a consultant, who is also on the board of directors, for services that were provided during through June 30, 2016.  The value of the issuance was determined to be $116,500.

Each of issuances set forth above in this Item 2 was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the issuance of the shares did not involve any public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits
Exhibit Number	SEC Reference Number	Title of Document

3.1(1)	3	Articles of Incorporation
3.2(1)	3	Bylaws
31.1	31	Section 302 Certification of Principal Executive Officer
31.2	31	Section 302 Certification of Principal Financial Officer
32.1	32	SeS Section 1350 Certification of Principal Executive Officer
32.2	32	Se SSection 1350 Certification of Principal Financial Officer
101.INS(2)		XBRL Instance Document
101.SCH(2)		XBRL Taxonomy Extension Schema
101.CAL(2)		XBRL Taxonomy Extension Calculation Linkbase
101.DEF(2)		XBRL Taxonomy Extension Definition Linkbase
101.LAB(2)		XBRL Taxonomy Extension Label Linkbase
101.PRE(2)		XBRL Taxonomy Extension Presentation Linkbase

(1)Incorporated by reference to Exhibits 3.01 and 3.02 of the Company's Registration Statement on Form 10 filed January 28, 2009.
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

Date:  August 22, 2016

By:  /s/ Mike Gravel
       Mike Gravel, Chief Executive Officer
      (Principal Executive Officer)

By:  /s/ Catherine Carroll
        Catherine Carroll, Chief Financial Officer
       (Principal Financial and Accounting Officer)