Form 10-Q
period 2016-09-30
Cannabis Sativa, Inc.
filed 2016-11-15
CIK 1360442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2016
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
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the issuer's Common Stock outstanding as of November 14, 2016 is 18,474,673.

Item 1.  Financial Statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2016	2015

Assets
Current Assets
Cash and Cash Equivalents	$75,899	$10,356
Digital Currency	41,240	5,203
Accounts Receivable, Net	14,290	4,190
Prepaids	465,893	—
Employee Advance	77	44
Inventories	28,890	24,937
Investment in Joint Venture	35,000	35,000

Total Current Assets	661,289	79,730

Property and Equipment, Net	16,634	4,504
Intangible Assets, Net	3,260,755	2,904,121
Investment	9,760	9,760
Due from Related Parties	—	248,182
Deposits	4,236	4,236
Note Receivable - Related Party	15,000	—

Total Assets	$3,967,674	$3,250,533

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	$147,977	$344,394
Due to Related Parties - Short Term	336,117	27,427

Total Liabilities	484,094	371,821

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized;
732,018 and 428,585 issued and outstanding	732	429
Common stock $0.001 par value; 45,000,000 shares authorized;
18,474,673 and 17,374,738 shares issued and outstanding, respectively	18,475	17,375
Stock Subscriptions Payable	—	14,303
Additional Paid-In Capital	58,059,367	56,938,810
Accumulated Deficit	(54,937,604)	(54,093,099)

Total Cannabis Sativa, Inc. Stockholders' Equity	3,140,970	2,877,818

Non-Controlling Interest	342,610	894

Total Stockholders' Equity	3,483,580	2,878,712

Total Liabilities and Stockholders' Equity	$3,967,674	$3,250,533

"The accompanying notes are an integral part of these condensed consolidated financial statements"

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$6,707	$6,378	$24,243	$8,096

Cost of Revenues	1,243	13,172	8,567	14,575

Gross Profit	5,464	(6,794)	15,676	(6,479)

General and Administrative Expenses	456,844	1,762,707	890,009	5,413,153

Loss from Operations	(451,380)	(1,769,501)	(874,333)	(5,419,632)

Other (Income) and Expenses
(Gain) Loss on Digital Currency Conversion	18,176	—	(30,105)	—
Interest Expense	1,798	9,571	7,164	26,635

Total Other (Income) and Expenses	19,974	9,571	(22,941)	26,635

Loss from Continuing Operations Before Discontinued Operations	(471,354)	(1,779,072)	(851,392)	(5,446,267)

Loss from Discontinued Operations	—	244	—	108,439

Loss Before Income Taxes	(471,354)	(1,779,316)	(851,392)	(5,554,706)

Income Taxes	—	—	—	—

Loss from Continuing Operations	(471,354)	(1,779,316)	(851,392)	(5,554,706)

Net Loss for the Period	(471,354)	(1,779,316)	(851,392)	(5,554,706)

Loss Attributable to Non-Controlling Interest	(6,887)	—	(6,887)	—

Net Loss Attributable To Cannabis Sativa, Inc.	$(464,467)	$(1,779,316)	$(844,505)	$(5,554,706)

Net Loss for the Period per Common Share:
Basic & Diluted Continuing Operations	$(0.03)	$(0.11)	$(0.05)	$(0.35)
Basic & Diluted Discontinued Operations	$—	$0.00	$—	$(0.01)

Weighted Average Common Shares Outstanding:
Basic & Diluted	18,235,494	16,074,412	17,704,875	15,925,242

"The accompanying notes are an integral part of these condensed consolidated financial statements"

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(851,392)	$(5,554,706)
Adjustments to Reconcile Net Loss for the Period to Net Cash
Used in Operating Activities:
Depreciation and Amortization	39,231	90,053
Stock Issued for Services	1,570,124	3,215,655
Stock Returned - Legal Settlement	(479,558)	—
Contributed Capital	—	16,426
Amortization of Prepaid	—	1,813,041
Imputed Interest on Loans	3,509	9,316
Changes in assets and liabilities:
Digital Currency	(30,106)	—
Accounts Receivable	(10,100)	(5,818)
Inventories	(3,953)	501
Prepaids	(465,893)	(2,485)
Employeee Advances	(33)	(31)
Deposits	—	(3,205)
Accounts Payable and Accrued Expenses	59,416	141,164
Accrued Interest	—	1,655
Net Cash Used in Operating Activities:	(168,755)	(278,434)
Net Cash Used in Discontinued Activities:	—	6,840

Cash Flows from Investing Activities:
Purchase of Fixed Assets and Intangibles	(225)	(8,410)
Cash Acquired in Merger	4,238
Note Receivable - Related Party	(15,000)	—
Net Cash Used in Investing Activities:	(10,987)	(8,410)

Cash Flows from Financing Activities:
Payments to Related Parties	(6,015)	(40,345)
Proceeds from Related Parties	251,300	316,240
Net Cash Provided by Financing Activities:	245,285	275,895

NET CHANGE IN CASH AND CASH EQUIVALENTS	65,543	(4,109)

Cash and Cash Equivalents - Beginning of Period	10,356	25,994

Cash and Cash Equivalents - End of Period	$75,899	$21,885

Supplemental Disclosure of Cash Flow Activities:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosures of Non Cash Activities:
Contribution of Digital Currency	$5,931	$—
Conversion of Debt to Equity	$255,834	$—
Shares Issued for Accrued Liabilities	$15,000	$362,250
Shares issued for Prepaid Items	$—	$3,246,925
Preferred Shares Issued for Related Party Payables	$—	$3,747,668

"The accompanying notes are an integral part of these condensed consolidated financial statements"

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

1. Summary of Significant Accounting Policies and Use of Estimates:

Presentation of Interim Information:

The condensed consolidated financial statements included herein have been prepared by Cannabis Sativa, Inc., formerly named Ultra Sun Corp. ("we", "us", "our" or "Company"), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and should be read in conjunction with the annual report on Form 10-k filed with the SEC May 6, 2016.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2016, and the results of our operations and cash flows for the periods presented.

Interim results are subject to significant seasonal variations and the results of operations for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Nature of Corporation:

We were incorporated under the laws of Nevada in November 2004 as Ultra Sun Corp. On November 13, 2013, we changed our name to Cannabis Sativa, Inc.   Our wholly-owned subsidiary Kush was acquired by us in June 2014 in exchange for shares of our common stock.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. ("Wild Earth") was acquired by us in July 2013 in exchange for shares of our common stock.  The acquisition of Kush resulted in a change of control of the Company and at or after the closing of the acquisition of Kush, the persons designated by Kush became the officers and directors of the Company.  From our inception through September 30, 2013 we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name "Sahara Sun Tanning."  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013 we sold the assets of the tanning salon business to a third party.  As a result of our acquisition of Kush in June 2014, along with our Wild Earth operations we are now engaged in the developing and promoting of natural cannabis products.  On November 2, 2015, Kush was spun out of the Company.  On August 8, 2016 the Company entered into a securities purchase agreement with iBudtender Inc. to purchase 50.1% of iBudtender Inc.

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

Accounts Receivable:

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At September 30, 2016 the company has established an allowance for doubtful accounts of $-0-.

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015
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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  As of September 30, 2016 and 2015, the Company has no outstanding potentially dilutive securities.

Revenue Recognition:

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Digital Currencies Translations and Re-measurements

The Company accounts for digital currencies, which it considers to be an operating asset, at their initial cost and subsequently re-measures the carrying amounts of digital currencies it owns at each reporting date based on their current fair value. The changes in the fair value of digital currencies are included as a component of income or loss from operations. The Company currently classifies digital currencies as a current asset. The Company obtains the equivalency rate of hempcoins to bitcoins to USD from Coinmarketcap.com. The equivalency rate of garycoins to bitcoins to USD is obtained from C-cex.com and Coinmarketcap.com.  The equivalency rate obtained from Coinmarket represents a generally well recognized quoted price in an active market for bitcoins, which market and related database are accessible to the Company on an ongoing basis. The Bitcoin Price Index was $605.64 as of September 30, 2016.

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
For the Nine Months Ended September 30, 2016 and 2015
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

The effective income tax rate of 0% for the periods ended September 30, 2016 and 2015 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  For the nine months ended September 30, 2016 a tax benefit of approximately $126,676 would have been generated.  For the nine months ended September 30, 2015 a tax benefit of approximately $833,206 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of September 30, 2016 the Company had net operating losses of approximately $844,505 resulting in a deferred tax asset of approximately $126,676.  As of September 30, 2015 the Company had net operating losses of approximately $5,554,706  resulting in a deferred tax asset of approximately $833,206.

The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company's financial statements.

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC.  The purpose of the entity is to hold the intellectual property of Cannabis Sativa, Inc.  As of September 30, 2016 there has been no activity in the LLC.

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015
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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, notes payable, accounts payable, accrued liabilities approximate fair value given their short term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.  As of September 30, 2016, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3

Assets:
Digital Currency	$41,240	$41,240	$-	$-
Total assets meassured at fair value	$41,240	$41,240	$-	$-

Liabilities:	$-	$-	$-	$-
Total liabilities measured at fair value	$-	$-	$-	$-

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
4.  Hempcoins

At September 30, 2016, the Company has possession of 110,000,000 hempcoins.  Hempcoins are reported as digital currency.  Every 10 hempcoins are backed by 1 share of Rocky Mountain Inc (RMTN).  At September 30, 2016 the value of hempcoins was $35,309 computed by converting first to bitcoin and then to US Dollars. (See Note 1).

5.  Garycoins

At September 30, 2016, the Company has possession of 450,002,549 garycoins.  Garycoins are reported as digital currency.  At September 30, 2016 the value of garycoins was $5,931 computed by converting to a bitcoin value in US Dollars. (See Note 1).

6.  Related Parties

During the nine months ended September 30, 2016 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses in the amount of $251,300.  As of September 30, 2016, net advances to the Company were $336,117.  The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $3,509.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital during the nine months ended September 30, 2016.

The Company also has a $15,000 note receivable from a related party.  Payment is not expected currently.

7.  Common Stock

During the three months ended March 31, 2016, the Company's board of directors authorized the issuance of 5,000 shares of its common stock to each of its seven (7) board of directors for their service through March 31, 2016.  The Company recorded $31,388 in board of director fees on its statement of operations for the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company's board of directors authorized the issuance of common stock to a consultant for their service through March 31, 2016.  The Company recorded $29,040 in consulting fees on its statement of operations for the three months ended March 31, 2016.  As of March 31, 2016 the stock was yet to be issued.  During the three months ended June 30, 2016 the Company's board of directors authorized the issuance of 50,000 shares of its common stock to a consultant for their services for the prior three months and the three months through June 30, 2016.  The Company recorded $51,960 in consulting fees on its statement of operations for the three months ended June 30, 2016.

During the three months ended March 31, 2016, the Company's board of directors authorized the issuance of 50,000 shares of its common stock to two (2) board of directors and two (2) consultants for their service through March 31, 2016.  The Company recorded $78,470 in professional fees on its statement of operations for the three months ended March 31, 2016.

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

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

7.  Common Stock - continued

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

During the three months ended June 30, 2016, the Company's board of directors authorized the issuance of 50,000 shares to a consultant, who is also on the board of directors, for services that were provided during through June 30, 2016.  The value of the issuance was determined to be $116,500.

During the three months ended September 30, 2016, the Company's board of directors authorized the issuance of 24,235 shares to 2 (two) consultants for services that were provided during through September 30, 2016.  The value of the issuance was determined to be 42,850.

During the three months ended September 30, 2016, the Company's board of directors authorized the issuance of 70,378 shares to 2 (two) attorneys of the Company for services that were provided during through September 30, 2016 and for services to be rendered through December 31, 2016.  The value of the issuance was determined to be $125,524 with $60,279 expensed and $65,245 in prepaid expenses.

During the three months ended September 30, 2016, the Company's board of directors authorized the issuance of 41,430 shares of its common stock to five (5) consultants of which three (3) are also members of the board of directors.  The stock was issued for their services through September 30, 2016.  The value of the issuance was determined to be $75,000.

During the three months ended September 30, 2016, the Company's board of directors authorized the issuance of 100,000 shares to iBudtender Inc. pursuant to the purchase agreement.  The value of the issuance was determined to be $200,000.

During the three months ended September 30, 2016, the Company's board of directors authorized the issuance of 5,000 shares of its common stock to each of its seven (7) board of directors for their service through September 30, 2016.  The Company recorded $62,475 in board of director fees on its statement of operations for the three months ended September 30, 2016.

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

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

As of September 30, 2016, there has not been any activity in Hi Brands International Inc. other than the execution of the above agreement.  The Company has not ordered any product under this agreement as of September 30, 2016.

9.  Purchase of iBudtender Inc.

On August 8, 2016, the Company purchased 50.1 % interest in iBudtender Inc.  The Company paid  iBudtender  $50,000 and issued iBudtender 150,000 shares of common stock, of which 100,000 were issued at closing and 50,000 are to be issued 180 days from closing.  In exchange, iBudtender issued 5,010,000 shares of common stock to the Company.   Since this was not a significant acquisition, the Company did not file an Amended 8K.

The following was acquired and assumed from iBudtender at closing on August 8, 2016:

Cash	$5,635
Intellectual Property	407,770
Total Assets	$413,405

Notes Payable – Related Parties	(63,405)

Net Purchase	$350,000

CANNABIS SATIVA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
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

11.   Other Matters

The Company has also submitted its application to be listed on NASDAQ.

12.   Subsequent Events

The Company approved a Private Placement Memorandum on October 14, 2016.  The total offering proceeds will be $1,500,000 by offering 625,000 of the Company's stock at $2.40 per share. Each unit will consist of 1 (one) share of common stock and 1 (one) warrant.  Each warrant entitles the holder to purchase 1(one) common share at the exercise price of $4.00.  The offering will terminate on December 14, 2016 but can be extended for up to 60 additional days.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015

Revenue for the three months ended September 30, 2016 and 2015 was $6,707 and $6,378, respectively.  Cost of revenues for the three months ended September 30, 2016 and 2015 was $1,243 and $13,172, respectively. Gross profit for the three months ended September 30, 2016 and 2015 was $5,464 and $(6,794), respectively.  Net loss for the three months ended September 30, 2016 was $(464,467) compared to net loss of $(1,779,316) for the three months ended September 30, 2015.  The decrease in net loss is due to the decrease in operating expenses for the third fiscal quarter of 2016 compared to the third fiscal quarter of 2015 for the reasons discussed below.

Total operating expenses were $456,844 for the three months ended September 30, 2016 compared to $1,762,707 for the three months ended September 30, 2015.  The significant decrease in general and administrative expenses was attributable to non-cash transactions involving the issuance of capital stock in exchange for services and the extinguishment of debt that took place in the third fiscal quarter of 2015.   Since similar transactions did not take place during the second fiscal quarter of 2016, operating expenses were more typical of actual operating expenses.   Other general and administrative expenses consisted primarily of professional fees, payroll expenses, rent and transfer agent fees.

Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015

Revenue for the nine months ended September 30, 2016 and 2015 was $24,243 and $8,096, respectively. The increase in revenue was a result of increased sales of  the Company's products.  Cost of revenues for the nine months ended September 30, 2016 and 2015 was $8,567 and $14,575, respectively. Gross profit for the nine months ended September 30, 2016 and 2015 was $15,676 and $(6,479), respectively.  Net loss for the nine months ended September 30, 2016 was $(844,505) compared to net loss of $(5,554,706) for the nine months ended September 30, 2015.  The decrease in net loss is due to the decrease in operating expenses for the first three fiscal quarters of 2016 compared to the first three fiscal quarters of 2015 for the reasons discussed below.

Total operating expenses were $890,009 for the nine months ended September 30, 2016 compared to $5,413,153 for the nine months ended June 30, 2015.  The significant decrease in general and administrative expenses was attributable to non-cash transactions involving the issuance of capital stock in exchange for services and the extinguishment of debt that took place in the first three fiscal quarters of 2015.   Since similar transactions did not take place during the first three fiscal quarters of 2016, operating expenses were more typical of actual operating expenses.   Other general and administrative expenses consisted primarily of professional fees, payroll expenses, rent and transfer agent fees.

Liquidity and Capital Resources

Our operations used $168,755 in cash for the nine months ended September 30, 2016. Investing activities used $10,987 for the nine months ended September 30, 2016 and financing activities provided cash of $245,285 for the nine months ended September 30, 2016. Cash required during the nine months ended September 30, 2016, came principally from cash proceeds from related parties in the amount of $251,300.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net loss of $884,092 and $5,554,706, respectively, for the nine months ended September 30, 2016 and 2015 and had an accumulated deficit of $54,970,304 as of September 30, 2016.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders. As mentioned before, for the immediate needs of our current operations, we anticipate continuing to fund operations through management and shareholder loans. There can be no assurance that management and shareholders will continue to loan the Company funds.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2016, the Company's board of directors authorized the issuance of 24,235 shares to 2 (two) consultants for services that were provided during through September 30, 2016.  The value of the issuance was determined to be 42,850.

During the three months ended September 30, 2016, the Company's board of directors authorized the issuance of 70,378 shares to 2 (two) attorneys of the Company for services that were provided during through September 30, 2016 and for services to be rendered through December 31, 2016.  The value of the issuance was determined to be $125,524 with $60,279 expensed and $65,245 in prepaid expenses.

During the three months ended September 30, 2016, the Company's board of directors authorized the issuance of 41,430 shares of its common stock to five (5) consultants of which three (3) are also members of the board of directors.  The stock was issued for their services through September 30, 2016.  The value of the issuance was determined to be $75,000.

During the three months ended September 30, 2016, the Company's board of directors authorized the issuance of 100,000 shares to iBudtender Inc. pursuant to the purchase agreement.  The value of the issuance was determined to be $200,000.

During the three months ended September 30, 2016, the Company's board of directors authorized the issuance of 5,000 shares of its common stock to each of its seven (7) board of directors for their service through September 30, 2016.  The Company recorded $62,475 in board of director fees on its statement of operations for the three months ended September 30, 2016.

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
Date:  November 14, 2016

By:  /s/ Mike Gravel
Mike Gravel, Chief Executive Officer
(Principal Executive Officer)

By:  /s/ Catherine Carroll
Catherine Carroll, Chief Financial Officer
(Principal Financial and Accounting Officer)