Form 10-K
period 2016-12-31
Cannabis Sativa, Inc.
filed 2017-05-03
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2016

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

The market value of the voting and non-voting common stock was $16,903,302 based on 9,943,119 shares held by non-affiliates.    The shares were valued at $1.70 per share, that being the closing price on June 30, 2016, the last business day of the registrant’s most recently completed second quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.              Yes  [  ]    No ☐

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 27, 2017, there were 19,336,005 shares of the issuer’s common stock outstanding.

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

Part I

Item 1.  Description of Business

General

Cannabis Sativa, Inc., formerly named Ultra Sun Corporation was incorporated under laws of Nevada in November, 2005.  We conduct some of our operations through our subsidiaries Wild Earth Naturals, Inc., a Nevada corporation, iBudtender, Inc., a Colorado corporation, Eden Holdings LLC, a Virginia limited liability company, Kubby Patent and Licenses, Limited Liability Company, a Texas limited liability company and Hi Brands International Inc., a Nevada corporation. Unless otherwise indicated, Cannabis Sativa, Inc. and its subsidiaries are referred to jointly herein as "we," "us," the "Company," or the "Registrant."

Corporate History

We were incorporated under the laws of Nevada in November 2005.  We acquired a wholly-owned subsidiary named Kush, a Nevada corporation, in June 2014 in exchange for shares of our common stock.  Since November 2015, Kush has been spun off and is no longer a subsidiary of the Company.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. ("Wild Earth") was acquired by us in July 2013 in exchange for shares of our common stock.  We acquired a 50.1% interest in our subsidiary iBudtender, Inc., including its wholly owned subsidiary iBudtender, LLC, a California limited liability company (collectively, “iBudtender”) in August of 2016 in exchange for cash and shares of our common stock. From our inception through September 30, 2013, we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name "Sahara Sun Tanning."  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013, we sold the assets of the tanning salon business to a third party.

Description of Our Business

We are engaged in the research, development, acquisition and licensing of specialized natural cannabis related products, including cannabis formulas, edibles, topicals, strains, recipes and delivery systems.  We also are engaged in marketing and branding within the cannabis space, including with our trademark pending “hi” brand and others. We hold a license for a proprietary cannabis lozenge delivery methodology, and a proprietary cannabis trauma cream formula.  We have recently been awarded a U.S. patent for a strain of cannabis plant named Ecuadorian Sativa (also referred to as CTS-A or CTA).  We also have U.S. patents pending on cannabis based compositions and methods of treating hypertension and a lozenge delivery system. We plan to license our intellectual property, including patents, branding and know-how to companies licensed under, and in full compliance with, state regulations applicable to cannabis businesses.

Through our iBudtender subsidiary, we are in the technology space with proprietary software and an app focused on sharing information between cannabis products, patients and businesses. The recently released iBudtender App features patient reviews, nutritional information, directions, warnings, local availability and more.  We intend to monetize this technology through advertisements, business to business sales and additional technology offerings.

In addition to licensing, branding and technology, we are involved in mainstream medical prescription discounts, offering that service free of charge to patients, and receiving a percentage on each prescription refill with the hi Benefits

Discount Pharmacy Card. Furthermore, the Company continues to seek the acquisition of companies, intellectual property and other assets that fit within the company’s strategic plans.

Wild Earth Naturals

Wild Earth is an herbal skin care products formulation and marketing company that targets the growing natural health care products market in the United States and abroad.  We develop and manufacture high-quality, herbal based skin care products providing healthier choices to consumers.  We use specialized ingredient mixing processes to produce plant glycerite/mineral herbal blends and oil extractions, which we believe will be unique to the natural health products industry.  The ingredients for our products are and will continue to be selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and efficacy.  We plan to control the quality of our products beginning at the formulation stage and continuing through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling.

iBudtender

iBudtender (www.ibudtender.com) is an online portal that offers information and patient reviews on marijuana dispensaries, cannabis businesses, marijuana strains, edibles, concentrates and products. iBudtender’s software has been designed to help cannabis patients find cannabis products that are right for them via patient reviews, nutritional information, directions, warnings and local availability; and order it locally for pickup or delivery. The iBudtender business platform for dispensaries owners, delivery services owners and manufacturers is designed to increase business as well as promote data sharing in an effort to help patients find the best and most effective products. An iBudtender App has just been completed and should be rolled out in the Apple and Android marketplaces in the coming weeks. We believe the App offers some of the highest standards in product safety for cannabis patients of any existing app in the sector.

Eden Holdings LLC

Eden Holdings LLC (“Eden Holdings”) was formed under the laws of Virginia as a wholly owned subsidiary of the Company.  Eden Holdings was formed on August 8, 2014, for the purpose of holding the intellectual property of the Company.  As of December 31, 2016 and 2015 there has been no activity in Eden Holdings.

Hi Brands International Inc.

On February 6, 2015, the Company formed Hi Brands International Inc., a Nevada Corporation and wholly owned subsidiary of the Company (“Hi Brands”).  On February 25, 2015, Hi Brands entered into a Purchase, Supply and Joint Venture Agreement (the “Agreement”), with Centuria Natural Foods, Inc. (“Centuria”) whereby Cannabis Sativa would market Centuria’s proprietary CBD (Cannabidiol) Rich Hemp Oil products.  No business was ever transacted under the Agreement.  The Agreement was terminated on October 6, 2016, by the mutual consent of the parties.  As of December 31, 2016, there has not been any activity in Hi Brands other than the execution of and the termination of the Agreement.

Kubby Patent and Licenses, Limited Liability Company (“KPAL”).

KPAL is a Texas limited liability company which holds the Company’s U.S. patent for a strain of cannabis plant named “Ecuadorian Sativa” (also known as CTS-A and CTA) and patent applications on cannabis based compositions and methods of treating hypertension and a lozenge delivery system.  During the year ended December 31, 2016, the U.S. Patent and Trademark issued a patent to KPAL for the Ecuadorian Sativa strain of cannabis.

Perceived Cannabis Industry Trends

We believe the cannabis industry will be characterized by the following principal trends: an increased emphasis on high quality products; an increased emphasis on scientific validation for products in the market place; more liberal regulation in regard to cannabis, even under the current administration as states’ rights continue to emerge; more consolidation, take-over, and buy-out of companies in the retail, wholesale, and supply side channels; more mainstream companies entering the marketplace; and more funded research on the potential long-term health benefits of cannabis as well as its potential curative properties.

Vision

Our vision is to become a highly visible, diversified, international business promoting superior quality branded products and offering effective customer service, fair compensation, sound management and a great working environment. Over time, we plan to expand our branding, research and development, intellectual properties and licensing activities to reach markets worldwide.  In order to achieve this vision, our goal is to develop and/or acquire intellectual property which will allow our licensees to provide innovative and effective medicinal cannabis products and cost-effective alternatives for customers seeking quality, affordable natural health products to aid in wellness and appearance.  In conducting our day-to-day operations, we will strive to:

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

Products

Proprietary Cannabis Strain. The Company owns a patented cannabis sativa plant strain known as Ecuadorian Sativa or “CTA”.  The Company intends to further research the CTA strain and to ultimately monetize this intellectual property through licensing agreements in conjunction with state medical marijuana laws as well as establish business relationships with scientific research organizations to develop agricultural biologic applications based upon specific plant strain research and development methodologies.

Lozenges and Edibles. The Company owns intellectual property (recipes and process/methods) for use in medical marijuana edibles and lozenges.  The Company’s proprietary lozenge is unlike other edibles of which may take up to an hour or more to take effect. Based upon preliminary results, our lozenges generally take effect within a period of five to 15 minutes.  We believe the rapid acting characteristics of our lozenges will overcome a major issue with cannabis consumption, which has been the need to inhale cannabis in order to receive a rapid response.  In addition to the lozenges, we have other forms of edibles under development.

Recover. Recover Deep Penetrating Healing Balm is a fast acting anti-inflammatory pain reliever for sore muscles, joints, arthritic and back pain. Organic with hemp seed oil, menthol, capsicum, and black pepper.

Trauma Cream. Developed for blended infusion of cannabinoids and THC; Arnica is a primary ingredient for its numbing effect.

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

We Brand CBD Drinking Water. A cannabidiol infused, THC free non psychoactive fortified with water-soluble hemp oil for maximum absorption and superior bio-availability. Currently on hold, pending clarity on legality of CBD following the Drug Enforcement Agency suggesting CBD is a Schedule One drug through a rule change to 21 CFR 1308 published on December 14, 2016 in the Federal Register.

Clothing and Merchandise. We offer Wild Earth Naturals and “hi” branded logo men’s and women’s fashion tee shirts and sweatshirts from American Apparel, as well as caps and coffee mugs through the Company’s www.wildearthnaturals.com website.

hi Benefits Discount Pharmacy Card.  The hi Benefits Discount Pharmacy Card offers unlimited use with any pharmacy in the network, never expires and is easily and instantly activated. Members can save 10%-70% on prescriptions. Membership is free and there is no need for a physical card, a member can use a digital image saved on a smartphone, or can print a card if preferable. Accepted at all major pharmacies including Rite Aid, CVS, Costco and Target.

Objectives

Our current strategy is to continue prosecution of the pending patents, to develop and acquire new patents, trade secrets, trademarks and other intellectual property. In addition, we will seek new branding and licensing opportunities for our intellectual property and we will seek strategic corporate and product acquisitions.

Marketing & Distribution

Market Conditions in the Cannabis Industry

Our target markets are those where states have legalized the production and use of cannabis.  Eight states plus the District of Columbia have approved ballot measures to legalize cannabis for adult recreational use.  As of December 31, 2016, 28 U.S. states, the District of Columbia and the territories of Guam and Puerto Rico have legalized the use of cannabis for medical use in some form. However, it may take multiple years for a state to establish regulations and for cannabis businesses to begin generating revenue from operations in that state.

Non-Infused Products and Merchandise

We launched our wildearthnaturals.com website in August, 2013, employing high quality graphic artists and designers. We use social media, primarily Facebook, to drive traffic to our websites.  Our online stores at www.wildearthnaturals.com are producing sales at this time.

During 2017, we plan to utilize direct business to business sales, internet advertising, social media market, and trade show participation to generate sales leads, orders and to entry into leading retailers and wholesalers throughout the U.S.  No assurances can be given that we will be successful in such efforts.

Infused Products

For cannabis infused products, we are developing our customer base through licensing agreements with third parties who are compliant with state cannabis laws in the states in which they conduct business.

We plan to build brand awareness by utilizing a mix of social media, trade shows, education efforts, and direct marketing to targeted businesses.

Geographic Presence

We plan to build brand awareness for our products in states where medical cannabis is legal, and to sell non-infused products throughout the United States.

Competition

Cannabis Industry

While we do not sell cannabis, we do license our intellectual property to others who do sell cannabis in states where medicinal cannabis is legal.  Therefore, we look to the participants in the medical cannabis market for information on competition, as such competition will have an effect on our ability to license our branding and other intellectual property.

We believe the competition in the cannabis market will include numerous cannabis product companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories – with companies taking a state by state approach.  We believe that competition is principally based upon price, quality, efficacy of products, branding, marketing, customer service, and trade support.  We anticipate that large pharmaceutical companies may begin to compete in the cannabis product market. These companies and certain larger entities may have broader product lines and/or larger sales volumes than companies such as ours our those of our licensees.  Larger entities entering this market may have significantly greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. We anticipate that many of the larger competitors will be able to compete more effectively due to a greater extent of vertical integration. The entry of larger competitors could have a material adverse effect on our results of operations and financial condition.

Skin Care

Our competition includes numerous skin care companies that are highly fragmented in terms of geographic market coverage, distribution channels, and product categories. In addition, large pharmaceutical companies compete with us in the skin care market.  These companies and certain large entities have broader product lines and larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Among our more prominent competitors are: Earthly Body, Burt's Bees, Melaleuca and Clarins, all of which have substantially longer track records and greater financial resources and operating efficiencies than do we. As a company with limited capital resources, we believe will be at a competitive disadvantage until such time as we develop a broad portfolio of products that are known and accepted in the industry and we are able to demonstrate a history of financial stability. There can be no assurance that we will be able to compete effectively in the market.

Technology

The competition for our information technology platform iBudtender.com and the iBudtender App, include companies such as Weedmaps, Leafly, MassRoots, and Leafstrain.  Competition in the information technology market for cannabis is growing rapidly and many of our competitors are have more experience and greater financial resources than do we. As a company with limited capital resources, we may be at a competitive disadvantage in a rapidly changing information technology market.

Raw Materials and Suppliers

Our products are produced using ingredients that we believe to be readily available from several sources. We purchase our raw materials from a number of different vendors. Our apparel and merchandise is procured through Printful.com.

Intellectual Property

We hold certain intellectual property (the "IP") consisting of recipe and process/method to maximize the cannabinoid concentrations to be used to make a medical marijuana ("MMJ") edible or to make a MMJ lozenge.  We also hold rights to a proprietary recipe and process/method to maximize the cannabinoid concentrations to be used to make a salve/ointment containing CBD and Arnica Montana.

We also hold the rights of a patent for the CTA strain of cannabis and we hold two patent applications filed with the U.S. Patent and Trademark Office with regard to use of the CTA strain in a lozenge and as a treatment for hypertension. We are continuing to pursue these applications; however, no assurances can be given that the remaining patent applications will result in the issuance of any patents.

We are also pursuing the “hi” mark in several categories filed with the U.S. Patent and Trademark Office. An objection has been filed by Tweed Corporation who wishes to use the mark on apparel. Settlement talks are ongoing.  The Company uses (or licenses) the “hi” branding for skin care products, edibles (infused and non-infused), apparel and branded merchandise.

We hold a Federal trademark on the name and stylized branding of "Wild Earth Naturals".  We have acquired the following registered U.S. Trademarks: Cannabis*Sativa®, DISPENSARxY®, and CannaRx®. The IP identifiers are Cannabis*Sativa®, Registration Number 4,868,622, DISPENSARxY®, Registration Number 4,642,830 and CannaRx®, Registration Number 4,725,687. The Marks are registered in CL 35 under Goods and Services.  No assurance can be given that such steps as the company has and will take will provide sufficient protection against potential competitors and we may be unable to successfully assert our intellectual property rights or these rights may be invalidated, circumvented or challenged.  Any such invalidity, particularly with respect to our product names, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on our business.

Effect of Existing or Probable Governmental Regulations on the Business

Cannabis is currently a Schedule I controlled substance under the CSA and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine, even though these persons are in compliance with state law.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis.  The new administration under President Trump has not yet indicated whether it will change the previously stated policy of low-priority enforcement of federal laws related to cannabis. The Trump administration could change this policy including DOJ support of the Cole Memo, and decide to strongly enforce the federal laws applicable to cannabis. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government.

The Company and our licensed products will also be subject to a number of other federal, state and local laws, rules and regulations.  We anticipate that our licensees and vendors will be required to manufacture our products in accordance with the Good Manufacturing Practices guidelines and will be subject to regulations relating to employee safety, working conditions, protection of the environment, and other items.  The current administration has indicated that it will closely scrutinize the cannabis industry, in particular, recreational marijuana.  Changes in laws, rules and regulations or the recall of any product by a regulatory authority, could have a material adverse effect on our business and financial condition.

In addition to cannabis related regulations, our skin care and nutraceuticals products are subject to a number of federal, state and local laws, rules and regulations.  We are required to manufacture our products in accordance with the Good Manufacturing Practices guidelines and we are also subject to regulations relating to employee safety, working conditions, protection of the environment, and other items.  Changes in such laws, rules and regulations or the recall of any product by a regulatory authority, could have a material adverse effect on our business and financial condition.

The Cole Memo

Because of the discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational cannabis, from federal law that prohibits any such activities, then DOJ Deputy Attorney General James M. Cole during the Obama administration, issued the Cole Memo concerning cannabis enforcement under the CSA. The Cole Memo guidance applies to all of the DOJ’s federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning cannabis in all states.

The Cole Memo reiterates Congress’s determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo notes that the DOJ is committed to enforcement of the CSA consistent with those determinations. It also notes that the DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provides guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Enforcement Priorities”) in preventing:

• the distribution of cannabis to minors;

• revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels;

• the diversion of cannabis from states where it is legal under state law in some form to other states;

• state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

• violence and the use of firearms in the cultivation and distribution of cannabis;

• drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;

• the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

• cannabis possession or use on federal property.

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in and ensure that our activities do not interfere with any of the Enforcement Priorities set forth in the Cole Memo.

Research and Development

We plan to continue to conduct research and development activities with an initial focus on the following:

• Identify and research new strains of cannabis and combinations of cannabis and cannabinoid nutrients that may be candidates for new products;

• Identify and research products, including intellectual property, that will benefit enhance or benefit the cannabis industry, from cultivation to consumers.

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

It is through our internal research and development efforts and our relationships with outside research organizations and health care providers that we believe we will be able to develop high quality products. We plan for our research and development activities to include developing products that are new to the industry, updating existing formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing domestic markets.  We will select our ingredients to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and efficacy. We will require our licensees and vendors to control the quality of our products beginning at the formulation stage, and maintain quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling.  Going forward, we intend to increase our spending and resources for research and development.

Environmental Laws

We have no known costs, and none are anticipated, from environmental laws, rules and regulations.

Number of Total Employees and Number of Full Time Employees

As of December 31, 2016, we had 3 employees, not including our 4 executive officers who receive no cash salary.  Our employees are not represented by unions and we consider our relationship with our employees to be good. The Company also has relationships with several independent contractors who provide services to the Company on a regular basis.

Facilities

Our office, warehouse, R&D and manufacturing facility is located at 1646 W. Pioneer Blvd., Suite 120, Mesquite, Nevada.  The leased space constitutes a total of 2,539 square feet.  The building is in an industrial park setting, and a new exit off of Interstate 15 was recently completed, indicating more growth in the area which is the fastest growing city in Nevada. We pay a total of $1,392 per month for our space.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments.

None

Properties.

Our office, warehouse, R&D and manufacturing facility is located at 1646 W. Pioneer Blvd., Suite 120, Mesquite, Nevada.  The leased space constitutes a total of 2,539 square feet.  The building is in an industrial park setting and a new exit off of Interstate 15 was recently completed, indicating more growth in the area which is the fastest growing city in Nevada. We pay a total of $1,392.00 per month to the new owner of the building for our space.

Item 3.  Legal Proceedings.

We are not a party to any material legal proceedings and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted on the OTCQB by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “CBDS”.  Set forth below are the high and low closing bid prices for our common stock for each quarter of 2015 and 2016.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2015 through March 31, 2015	$9.25	$3.16

April 1, 2015 through June 30, 2015	$5.65	$2.12

July 1, 2015 through September 30, 2015	$3.71	$1.01

October 1, 2015 through December 31, 2015	$2.23	$0.62

January 1, 2016 through March 31, 2016	$3.73	$0.30

April 1, 2016 through June 30, 2016	$2.60	$1.52

July 1, 2016 through September 30, 2016	$3.32	$1.69

October 1, 2016 through December 31, 2016	$8.25	$2.94

On April 28, 2017, the stock closed at $5.11.

Holders of Record

At April 10, 2017, there were 61 holders of record of our common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2015, the Company issued 1,250,000 shares of common stock in exchange for the issued and outstanding stock of KUSH, a Nevada corporation.  The shares had a fair value of $1,862,500.

During the fiscal year ended December 31, 2015, the Company issued 230,000 shares of common stock to members of the board of directors as compensation for their service on the board.  The shares had a fair value of $1,816,400.

During the fiscal year ended December 31, 2015, the Company issued 880,000 shares of common stock to various consultants as compensation for consulting services provided to the Company.  The shares had a fair value of $6,350,850.

During the fiscal year ended December 31, 2016, the board of directors approved the issuance of 150,000 shares of common stock to the owner of iBudtender Inc. to purchase iBudtender Inc.  The shares had a fair value of $300,000.  At December 31, 2016, 50,000 shares had yet to be issued.

During the fiscal year ended December 31, 2016, the Company issued 140,000 shares of common stock to members of the board of directors as compensation for their service on the board.  The shares had a fair value of $386,050.

During the fiscal year ended December 31, 2016, the Company issued 937,433 shares of common stock to various consultants as compensation for consulting services rendered for the Company.  The shares had a fair value of $2,335,100.

During the fiscal year ended December 31, 2016, the Company issued 60,000 shares of common stock to convert a note payable.  The shares had a fair value of $185,300.

During the fiscal year ended December 31, 2016, the Company issued 239,298 shares of common stock in payment of various liabilities owed by the Company.  The shares had a fair value of $387,663.

During the fiscal year ended December 31, 2016, the Company received back 256,448 previously issued common shares in a legal settlement.  The shares had a fair value of $479,558.

The board of directors approved a Private Placement Memorandum (“PPM”) on October 14, 2016.  The PPM offered 625,000 units at $2.40 per unit. Each unit consisted of one share of common stock and one warrant.  Each warrant entitles the holder to purchase one share of common stock.  The offering terminated on January 31, 2017.  At December 31, 2016, the Company had received $197,730 in offering proceeds, but at December 31, 2016, no stock had yet been issued. The offering proceeds are included in stock subscriptions payable in the balance sheet at December 31, 2016.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2016 fiscal year.

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

Item 6.  Selected Financial Data

Not Applicable.  The Company is a “smaller reporting company” and not subject to the Selected Financial Data requirement of Item 6.

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

Results of Operations

Fiscal year ended December 31, 2016 compared with fiscal year ended December 31, 2015

Revenue for the fiscal years ended December 31, 2016 and 2015 was $29,168 and $11,344, respectively. Cost of revenues for the fiscal years ended December 31, 2016 and 2015 was $27,321 and $10,023, respectively. Gross profit for the fiscal years ended December 31, 2016 and 2015 was $1,847 and $1,321, respectively.  Net loss for the fiscal year ended December 31, 2016 was $3,133,376 compared to net loss of $9,432,715 for the fiscal year ended December 31, 2015.

Total operating expenses were $2,831,417 for the fiscal year ended December 31, 2016 and $8,969,253 for the fiscal year ended December 31, 2015.  The bulk of the expenses for both years were large non-cash transactions.  In 2016, the large non-cash transaction was stock issued for services in the amount of $2,643,067.  In 2015, the large non-cash transaction was also stock issued for services in the amount of $8,806,250.  Despite the large net loss amounts for both years, because of non-cash transactions, the net cash used in operating activities was $252,018 for 2016 and $332,031 for 2015.

Liquidity and Capital Resources

As stated above, our operations used $252,018 in cash for the year ended December 31, 2016. During the same year, financing activities provided cash of $558,773. Cash required during 2016, came from cash proceeds from related parties in the amount of $368,781 and cash proceeds from a private offering of stock in the amount of $197,730.

As stated above, our operations used $332,031 in cash for the year ended December 31, 2015. During the same year, financing activities provided cash of $313,053. Cash required during 2015, came from cash proceeds from related parties in the amount of $345,408.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net loss of $3,133,376 and $9,432,715, respectively, for the years ended December 31, 2016 and 2015 and had an accumulated deficit of $59,226,331 as of December 31, 2016.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  The Company also has outstanding warrants that upon potential exercise could bring funding into the Company.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

As of April 29, 2017, the Company had cash on hand of $609,195.  Much of the cash came from financing activities during the first quarter of 2017.  As a result, the Company has sufficient liquidity to meet the immediate needs of our current operations.

Off Balance Sheet Arrangements

None

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.  The Company is a “smaller reporting company.”

Item 8.  Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from January 1, 2015 through

  December 31, 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

Notes to the Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company engaged Hall & Company CPAs & Consultants, Inc. ("Hall & Co.") as its new independent accountants on February 3, 2017 to audit and review the Registrant's consolidated financial statements for the years ended December 31, 2015 and 2016, and to review the Company's unaudited financial statements for the quarterly periods beginning with the quarter ending March 31, 2017.

On February 2, 2017, the Board of Directors approved the Company's engagement of Hall & Co. as independent accountants for the Registrant.

Prior to the engagement, the Registrant had not consulted with Hall & Co. regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, and no written report or oral advice was provided to the Registrant by Hall & Co. concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

Our management, including our chief executive officer, chief financial officer and chief accounting officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting as follows: lack of timely closing of books and ability to get accounting information and schedules to our auditors in a timely manner.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses:

• We have not performed a risk assessment and mapped our processes to control objectives;

• We have not implemented comprehensive entity-level internal controls;

• We have not implemented adequate system and manual controls;

• We did not employ an adequate number of people to ensure a control environment that would allow for the accurate and timely reporting of the financial statements in accordance with GAAP; and

• We do not have sufficient segregation of duties.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016.  However, moving forward with the addition of the additional staff mentioned, we believe our current framework will help remedy our material weaknesses.

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

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
James Gray	72	2015	Chairman and Director
Mike Gravel	87	2015	CEO and Director
David Tobias	65	2014	President, Secretary and Director
Catherine Carroll	76	2014	Treasurer and Director
Stephen Downing	78	2014	Director
Deborah Goldsberry	50	2015	Director
Trevor Reed	53	2016	Director
Carolyn Merrill	50	2017	CFO and Chief Accounting Officer

Certain biographical information with respect to our executive officers and directors.

David Tobias.  Mr. Tobias has served as President of Wild Earth Naturals since May, 2013.  He also served as the President of Hemp, Inc. from August 2011 to January 9, 2014.  Prior to that, from October 2009 until May 2011, Mr. Tobias held the position of Vice President at Medical Marijuana Inc. where he was instrumental in bringing forward and culminating the merger between CannaBank and Medical Marijuana, Inc. He was earlier Sales Manager for Tulsa custom builder Xcite Homes, from October 2008 to August 2009. Among other qualifications, Mr. Tobias brings to the Board executive leadership experience, including his service as a president of a public company, along with extensive entrepreneurial experience. Mr. Tobias also has a keen sense of the social, political, and economic environment in which the company operates.

Catherine Carroll.  Ms. Carroll has been self-employed since 1984. Ms. Carroll brings an extensive background in accounting, tax preparation, IRS audits, and appeals to the company. The Board believes that her insights gained from teaching basic tax preparation classes for 15 years, being an expert witness in tax court; along with her “Life Time Limited Services” teacher’s credential in accounting at Delta College in Stockton, CA for 6 years brings the company a valuable perspective.  Ms. Carroll had been serving as the CFO, Director and as the Treasurer of the Company since July of 2013.  Effective January 30, 2017, she will no longer function as the Company’s CFO and will focus her efforts on her positions as Treasurer and Director and keeping the books of the Company.

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

Stephen Downing.  Mr. Downing served as a member of the Los Angeles Police Department for 20 years.  He started as a patrol officer and rose through the ranks working assignments that included vice, narcotics, detectives, and staff and command positions, ultimately being appointed to the rank of Deputy Chief of Police, where he oversaw the LAPD’s Special Investigations and Personnel and Training Bureaus. While still on the force, Downing wrote for numerous network television series. After retiring from the LAPD, Mr. Downing expanded his creative endeavors into television production, working both as a writer and producer, ultimately becoming the executive producer/show runner of several series including MacGyver, Robocop, and Fx – The Series.  Mr. Downing has been semi-retired for the past

10 years.  During that time, because of his law enforcement experiences commanding the LAPD’s narcotic enforcement program, he has become a nationally recognized advocate for finding an exit strategy to end the war on drugs.  Mr. Downing currently divides his time between drug reform advocacy and his love of creative writing.  Mr. Downing served as a director of Kush from March 2013 to July 2014 prior to its acquisition by the Registrant.

James Gray.  From 2009 to the present, Judge Gray has been engaged in private mediation and arbitration for ADR Services, Inc. in Irvine, California.  Judge Gray started his law career serving as a prosecutor in the Los Angeles Federal Court. He next moved to the bench where he spent 25 years as an Orange County Superior Court Judge.  During his tenure as a judge, Judge Gray served in other capacities including the California Judicial Council, the Alcohol Advisory Board to the Orange County Board of Supervisors, and held an elected position as a member of the Executive Committee of the Orange County Superior Court.  Judge Gray has published several books, including Why Our Drug Laws Have Failed And What We Can Do About It – A Judicial Indictment Of The War On Drugs, Wearing the Robe: The Art and Responsibilities of Judging in Today’s Courts, and A Voter’s Handbook: Effective Solutions To America’s Problems.  Judge Gray served as a director of Kush from March 2013 to July 2014 prior to its acquisition by the Registrant.

Deborah Goldsberry. Ms. Goldsberry’s business affiliations during the past six years include the following:

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

Trevor Reed. Mr. Reed has experience as a contractor, builder and cannabis producer. Mr. Reed started his first company 1989, a hardwood flooring company in Santa Fe, New Mexico. That experience led 15-year career as a custom builder of spec homes in New Mexico. Mr. Reed also engaged in small scale land development and commercial construction in New Mexico.  In 2008, Trevor moved to Bend, Oregon to be closer to family. During his time in Oregon, Mr. Reed began to learn about the cannabis business and started growing cannabis.  Mr. Reed then returned to New Mexico where he became one of the twenty-five licensed producers of cannabis in the State of New Mexico.  Mr. Reed’s curiosity and tenacity have led him to being the number one cannabis producer in the State of New Mexico for three years in a row. Mr. Reed has also consulted with State regulatory authorities regarding the development their state cannabis programs. Under Mr. Reed’s direction Natural Rx in New Mexico was the first dispensary to become a United Food and Commercial Workers International Union (UFCW) cannabis division member company in 2014. In 2015, Mr. Reed (with partners) established several cannabis dispensaries and cannabis farms in the State of Oregon.

Carolyn Merrill.  Carolyn is a certified public accountant licensed in the states of New York and Arizona.  She has been in public practice for over 25 years and has owned her own business for 14 years.  She has clients who are reporting companies with the Securities and Exchange Commission for whom she does bookkeeping work and financial statement preparation.  Other specialties include helping individuals and small businesses with tax planning, bookkeeping & tax returns.  Her client base includes clients in New York, Arizona, Nevada and Florida.

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

Mr. Reed’s knowledge of the cannabis industry and his work with state regulators in connection with cannabis legislation brings valuable insight regarding the emerging cannabis industry and regulation to the board of directors.

Family Relationships

There are no family relationships between our officers and directors.

Term of Office

The term of office of each director is one year and until his or her successor is elected at the Registrant’s annual stockholders’ meeting and is qualified, subject to removal by the stockholders.  The term of office for each officer is for one year and until his or her successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.  Mr. Tobias and Ms. Carroll assumed their respective offices and positions in connection with the Wild Earth acquisition in July 2013.  Except as noted below, our other officers and directors assumed their respective offices and positions in connection with the Kush acquisition in June 2014.  Mike Gravel and David Tobias have served as directors since 2014 and 2013, respectively.  However, Mike Gravel was appointed CEO and David Tobias was appointed President of the Company on March 29, 2016.  Carolyn Merrill was elected CFO on January 30, 2017 and appointed Chief Accounting Officer on April 13, 2017.

Board of Directors

Our board of directors consists of seven persons, four of whom are “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace.  The three that are not independent are officers of the Company.

Our board of directors has not designated an audit committee and the entire board of directors acts as our audit committee.  The board of directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, our securities are not at this time listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

The Company does not have a compensation committee and the entire board participates in the consideration of executive officer and director compensation.  The Company’s president and CEO are also members of the Company’s board of directors and they participate in determining the amount and form of executive and director compensation.  To date, the Company has not engaged independent compensation consultants to determine or recommend the amount or form of executive or director compensation.

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

Director Meetings

Generally the Company’s Board of Directors held meetings every two weeks during 2016. At almost every meeting every director was in attendance.

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

Code of Ethics

We have not adopted a Code of Ethics that applies to our executive officers, including our principal executive, financial and accounting officers.  We do not believe the adoption of a code of ethics at this time would provide any meaningful additional protection to the Company because we have only four executive officers and our business operations are not complex.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC.  Officers, directors, and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file.  Based solely on a review of the copies of such reports furnished to us, we believe that three the seven directors needs to file a Form 3.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and principle financial officer in all capacities for the fiscal year ended December 31, 2016.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000 other than Mr. Tobias as set forth in the table.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total
Mike Gravel, CEO (1)	2016	$0	0	$353,424(2)	$353,424
David Tobias, President and Secretary (1)	2016 2015	$0 $0	0 0	$384,992(3) $101,125	$384,992 $101,125
Catherine Carroll, CFO and Treasurer(4)	2016 2015	$0 $13,000	0 0	$279,480(5) $384,275	$279,480 $397,275
Gary E. Johnson (6)	2015	$1	0	$101,125	$101,126

(1)  Mr. Gravel was appointed CEO on March 29, 2016.  Mr. Tobias served as interim CEO from January 1, 2016, through March 29, 2016.

(2)  Mr. Gravel was awarded 147,497 common shares of which 20,000 were for service as a member of the board of directors.

(3)  Mr. Tobias was awarded 161,653 common shares of which 20,000 were for service as a member of the board of directors.

(4)  Ms. Carroll resigned her position as CFO on January 30, 2017, and now focuses her efforts on her responsibilities as Treasurer and Director of the Company as well as keeping the books of the Company.  Carolyn Merrill was elected CFO on January 30, 2017, and is compensated at the rate of $3,000 in salary per month and 25,000 shares of common stock per year.

(5)  Ms. Carroll was awarded 115,590 common shares of which 20,000 were for service as a member of the board of directors.

(6)  Mr. Johnson served as CEO during 2015 and resigned the position effective December 31, 2015.

We do not have any retirement, pension or profit sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

Our directors are issued 5,000 shares of common stock quarterly for their service on the board or directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 11, 2017, the number of shares of our common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of our issued and outstanding shares of common stock, and by each of our officers and directors, and by all officers and directors as a group.  On such date, there were 19,215,796 issued and outstanding shares of our common stock.  As of such date, we had 732,018 shares of preferred stock issued and outstanding that are convertible into shares of common stock on a share for share basis.  Unless indicated otherwise, the address for any shareholder is the same as the address of the Registrant.

Name and Address of Beneficial Owner	Amount of Direct Ownership	Amount of Indirect Ownership	Total Beneficial Ownership	Percentage of Class
Principal Stockholders
Sadia Barrameda P.O. Box 1363, Discovery Bay, California 94505.	661,046	4,065,713(1)	4,726,759	24.2%
New Compendium Corp P.O. Box 1363, Discovery Bay, California 94505.	3,919,074(2)	146,639(3)	4,065,713	20.8%
David Tobias	4,727,027(4)	0	4,727,027	24.2%
Officers and Directors
David Tobias	4,727,027(4)	0	4,762,027	24.2%
Catherine Carroll	271,610	0	271,610	1.4%
Mike Gravel	81,408	0	81,408	*
Stephen Downing 152 La Verne Avenue Long Beach, CA 90803	20,000	0	20,000	*
James P. Gray 2531 Crestview Drive Newport Beach CA 92663	55,391	0	55,391	*
Deborah Goldsberry	27,500	0	27,500	*
Trevor Reed	70,000	0	70,000	*
Carolyn Merrill	6,250(5)	0	6,250(6)	*
All Officers and Directors As Group (8 Persons)	5,259,186	0	5,259,186	27.4%

(1) Ms. Barrameda is deemed to be the beneficial owner of the 3,919,074 shares owned by New Compendium Corporation as a result of her status as an officer, director and sole stockholder of New Compendium.  She is also the beneficial owner of 146,639 preferred shares owned by Honeysuckle Research, Inc. which are convertible into common shares on a share for share basis since New Compendium owns 92% of Honeysuckle Research, Inc.

(2) Of the 3,919,074 shares indicated, 3,767,490 are common shares and 151,584 are preferred shares that may be converted into common shares on a share for share basis.

(3) New Compendium is the beneficial owner of 146,639 preferred shares owned by Honeysuckle Research, Inc. which are convertible into common shares on a share for share basis since New Compendium owns 92% of Honeysuckle Research, Inc.

(4) Of the 4,727,027 shares indicated, 4,283,232 are common shares and 433,795 are preferred shares that may be converted into common shares on a share for share basis.

(5) Ms. Merrill owns 25,000 common shares which vest quarterly.  The initial 6,250 fourth of the shares represented in the table vest on April 30, 2017.

* Less than 1%.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2016 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses.  As of December 31, 2016, net advances to the Company were $451,879.  The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $9,716 during 2016.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital during the year ended December 31, 2016.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company.  If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

Item 14.  Principal Accounting Fees and Services

The following table presents aggregate fees for the fiscal years ended December 31, 2016, and 2015, for professional services rendered by Hall & Company, Inc., Hartley Moore Accountancy Corporation, and Scrudato & Co., PA:

	Hall &Company2016/2015 (1)	Scrudato 2016	Scrudato 2015
Audit Fees	$53,000	$6,000	$26,500
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
Other Fees	-	-	-
Total	$53,000	$6,000	$26,500

“Audit Fees” represents fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provided in connection with statutory and regulatory filings and engagements by Hartley Moore Accountancy Corporation and Hall & Company, Inc.

“Audit-Related Fees” represent fees for professional services provided in connection with the review of our registration statements on Forms S-8 and S-1 by Hall & Company, Inc.

“Tax Fees” consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

“Other Fees” consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees” above.

(1) Hall & Company performed the 2015 and 2016 audits concurrently.  Accordingly, the related fees were for both audits simultaneously.

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

Cannabis Sativa, Inc.
(Registrant)

Dated: May 2, 2017	By: /s/ Mike Gravel
Mike Gravel
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mike Gravel
Dated: May 3, 2017	Mike Gravel
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Carolyn Merrill
Dated: May 3, 2017	Carolyn Merrill
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ James Gray
Dated: May 3, 2017	James Gray
Director

/s/ Catherine Carroll
Dated: May 3, 2017	Catherine Carroll
Director

/s/ David Tobias
Dated: May 3, 2017	David Tobias
Director

/s/ Stephen Downing
Dated: May 3, 2017	Stephen Downing
Director

/s/ Deborah Goldsberry
Dated: May 3, 2017	Deborah Goldsberry
Director

/s/ Trevor Reed
Dated: May 3, 2017	Trevor Reed
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cannabis Sativa, Inc.

We have audited the accompanying consolidated balance sheets of Cannabis Sativa, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses and used significant cash in operating activities since inception and has an accumulated deficit of approximately $60,000,000 and working capital deficit of approximately $410,000 as of December 31, 2016.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to this matter is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Hall & Company Certified Public Accountants & Consultants, Inc.

Hall & Company Certified Public Accountants & Consultants, Inc.

Irvine, CA

May 3, 2017

CANNABIS SATIVA, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2016	2015

Assets
Current Assets
Cash and Cash Equivalents	$ 257,746	$ 10,356
Digital Currency	41,191	5,203
Accounts Receivable	2,673	—
Prepaids	158,160	44
Inventories	9,128	24,937
Investment in Joint Venture	—	35,000

Total Current Assets	468,898	75,540

Property and Equipment, Net	3,858	4,504
Intangible Assets, Net	2,940,968	2,902,254
Goodwill	247,051
Investment	—	9,760
Deposits	35,000	—
Note Receivable - Related Party	15,000	—

Total Assets	$ 3,710,775	$ 2,992,058

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 183,258	$ 328,395
Convertible Note Payable - Net of Discounts	—	5,833
Derivative	—	80,902
Stock Subscriptions Payable	242,730	14,000
Due to Related Parties - Short Term	451,879	27,427

Total Current Liabilities	877,867	456,557

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; 732,018 issued and outstanding	732	732
Common stock $0.001 par value; 45,000,000 shares authorized; 18,645,021 and 17,374,738 shares issued and outstanding, respectively	18,645	17,375
Additional Paid-In Capital	61,820,910	58,609,455
Accumulated Deficit	(59,226,331)	(56,092,955)

Total Cannabis Sativa, Inc. Stockholders' Equity	2,613,956	2,534,607

Non-Controlling Interest	218,952	894

Total Stockholders' Equity	2,832,908	2,535,501

Total Liabilities and Stockholders' Equity	$ 3,710,775	$ 2,992,058

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2016	2015

Revenues	$ 29,168	$ 11,344

Cost of Revenues	27,321	10,023

Gross Profit	1,847	1,321

Operating Expenses
Impairment Expense	9,760	—
Professional fees	2,136,788	8,833,133
General and Administrative Expenses	684,869	136,120

Total Operating Expenses	2,831,417	8,969,253

Loss from Operations	(2,829,570)	(8,967,932)

Other (Income) and Expenses
Change in Fair Value of Derivative	1,621	174,290
Gain on Digital Currency Conversion	(30,056)	(266)
Interest Expense	353,464	182,319

Total Other Expenses, net	325,029	356,343

Loss from Continuing Operations Before Discontinued Operations	(3,154,599)	(9,324,275)

Loss from Discontinued Operations	—	(108,440)

Loss Before Income Taxes	(3,154,599)	(9,432,715)

Income Taxes	—	—

Net Loss	(3,154,599)	(9,432,715)

Loss Attributable to Non-Controlling Interest	(21,223)	—

Net Loss Attributable To Cannabis Sativa, Inc.	$ (3,133,376)	$ (9,432,715)

Net Loss per Common Share:
Basic & Diluted Continuing Operations	$ (0.18)	$ (0.57)
Basic & Diluted Discontinued Operations	$ —	$ (0.01)

Weighted Average Common Shares Outstanding:
Basic & Diluted	17,866,631	16,227,690

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE YEARS ENDED DECEMBER 31 2016 AND 2015

Accumulated

	Preferred Stock		Common Stock		Additional	Other			Total
	$ .001 Par		$ .001 Par		Paid-In	Comprehensive	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Deficit

Balance - January 1, 2015	—	$ —	15,114,738	$ 15,115	$ 46,614,604	$ 4,876	$ (46,915,104)	$ 894	$ (279,615)

Preferred Stock Issued for Related Party Debt	732,018	732	—	—	611,128	—	—	—	611,860
Contribution Based on Shortfall of Value of Preferred Stock to Debt Settled	—	—	—	—	245,310	—	—	—	245,310
Preferred Stock Issued for Related Party Debt	1,500,000	1,500			2,888,999	—	—	—	2,890,499
Shares Issued for Services	—	—	1,010,000	1,010	8,166,240	—	—	—	8,167,250
Derivatives on Preferred Stock Issued	—	—	—	—	(47,000)	—	—	—	(47,000)
Reclassification of Derivative on Preferred Stock					252,000				252,000
Derivatives on Convertible Note	—	—	—	—	73,003	—	—	—	73,003
Spin-Off	(1,500,000)	(1,500)	1,250,000	1,250	(238,172)	(4,876)	254,864	—	11,566
Imputed Interest on Loans	—	—	—	—	33,300	—	—	—	33,300
Contributed by Shareholder	—	—	—	—	5,312	—	—	—	5,312
Investment in Hemp Coins	—	—	—	—	4,731	—	—	—	4,731
Net Loss	—	—	—	—	—	—	(9,432,715)	—	(9,432,715)

Balance - December 31, 2015	732,018	732	17,374,738	17,375	58,609,455	—	(56,092,955)	894	2,535,501

Shares Issued for Services	—	—	1,077,433	1,077	2,720,073	—	—	—	2,721,150
Conversion of Debt to Equity	—	—	299,298	299	572,664	—	—	—	572,963
Imputed Interest on Loans	—	—	—	—	9,716	—	—	—	9,716
Stock Returned	—	—	(256,448)	(256)	(479,302)	—	—	—	(479,558)
Conversion of Debt to Equity Derivative Change	—	—	—	—	82,523	—	—	—	82,523
Investment in Gary Coins	—	—	—	—	5,931	—	—	—	5,931
Purchase of iBudtender	—	—	150,000	150	299,850	—	—	239,281	539,281
Net Loss	—	—	—	—	—	—	(3,133,376)	(21,223)	(3,154,599)

Balance - December 31, 2016	732,018	$ 732	18,645,021	$ 18,645	$ 61,820,910	$ —	$ (59,226,331)	$ 218,952	$ 2,832,908

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (3,154,599)	$ (9,432,715)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Bad Debt	9,800	4,190
Change in Fair Value of Derivative	1,621	174,290
Interest Expense Derivatives and Discounts	179,467	155,448
Impairment	9,760	—
Depreciation and Amortization	361,932	105,481
Stock Issued for Services	2,643,067	8,806,250
Stock Returned - Legal Settlement	(479,558)	—
Imputed Interest on Loans	9,716	33,300
Changes in assets and liabilities:
Digital Currency	(30,057)	—
Accounts Receivable	(12,473)	(4,190)
Inventories	15,809	(7,100)
Prepaids	(33)	(31)
Deposits	(35,000)	1,031
Accounts Payable and Accrued Expenses	228,530	(174,069)
Accounts Payable and Accrued Expenses - Kush	—	6,084
Net Cash Used in Operating Activities:	(252,018)	(332,031)
Net Cash Provided by Discontinued Activities:	—	6,840

Cash Flows from Investing Activities:
Purchase of Fixed Assets and Intangibles	—	(14,739)
Purchase of digital currency	—	(5,203)
Cash received for sale of available for sale securities	—	4,876
Spin Off	—	11,566
Net cash paid in Merger	(44,365)	—
Note Receivable - Related Party	(15,000)	—
Net Cash Used in Investing Activities:	(59,365)	(3,500)
Net Cash Provided by Discontinued Activities:	—	—

Cash Flows from Financing Activities:
Payments to Related Parties	(7,738)	(42,398)
Contributions by related parties	—	10,043
Proceeds Received from Private Placement Memorandum	197,730	—
Proceeds from Related Parties	368,781	345,408
Net Cash Provided by Financing Activities:	558,773	313,053

NET CHANGE IN CASH AND CASH EQUIVALENTS	247,390	(15,638)

Cash and Cash Equivalents - Beginning of Year	10,356	25,994

Cash and Cash Equivalents - End of Year	$ 257,746	$ 10,356

Supplemental Disclosure of Cash Flow Activities:
Interest	$ (2,078)	$ —
Income taxes	$ —	$ —

Supplemental Disclosures of Non Cash Activities:
Contribution of Digital Currency	$ 5,931	$ —
Conversion of Debt to Equity	$ 387,663	$ —
Note payable issued in connection with R&D joint venture	$ —	$ 35,000
Fair value of derivatives issued with preferred and note payable	$ —	$ 182,000
Fair value of derivatives reclassified to additional paid-in capital	$ 82,523	$ 325,003
Intangibles acquired	$ 400,000	$ —
Common stock issued upon conversion of note payable	$ 35,000	$ —
Common stock issued for prepaid consulting	$ 417,000	$ —
Preferred Shares Issued for Related Party Payables	$ —	$ 3,747,669
Goodwill acquired in acquisition	$ 247,051	$ —

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

1. Organization and Summary of Significant Accounting Policies:

Nature of Corporation:

Ultra Sun Corp (the “Company,” “we” or “our”) was incorporated under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.   Our wholly-owned subsidiary Kush was acquired by us in June 2014 in exchange for shares of our common stock.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. (“Wild Earth”) was acquired by us in July 2013 in exchange for shares of our common stock.  From our inception through September 30, 2013 we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name “Sahara Sun Tanning.”  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013, we sold the assets of the tanning salon business to a third party.  As a result of our acquisition of Kush in June 2014, along with our Wild Earth operations we are now engaged in the developing and promoting of natural cannabis products.  On November 2, 2015, Kush was spun out of the Company.  On August 8, 2016 the Company entered into a securities purchase agreement with iBudtender Inc. to purchase 50.1% of iBudtender Inc.

Principles of Consolidation:

The consolidated financial statements include the accounts of Cannabis Sativa, Inc., and its wholly owned subsidiary; Wild Earth Naturals, Inc., Hi-Brands International, Inc., Eden Holdings LLC and Kush (through November 2015 – that date of spin-off), its 90% ownership of Kubby Patent and Licensing, Limited liability company and its 50.1% ownership of iBudtender Inc. (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

Method of Accounting:

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Use of Estimates:

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Such management estimates include the valuation of realizability of digital currency, allowance for doubtful accounts, realizability of inventories, valuation of intangible assets, recoverability of long-lived assets, fair valuation of derivative liabilities and the valuation of equity based instruments and beneficial conversion features. Actual results could differ from those estimates.

Liquidity

Our operations have been financed primarily through proceeds from notes payable, convertible notes payable, sale of common stock and revenue generated from sales of our products. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception. As of December 31, 2016, we had an accumulated deficit of approximately $60,000,000 and a working capital deficit of approximately $400,000.

We have raised funds through the issuance of debt and the sale of common stock. We have also issued equity instruments in certain circumstances to pay for services from vendors and consultants. In December 2016, we raised $197,730 in gross proceeds from the issuance of a private placement memorandum.  As of December 31, 2016, such shares have not been issued.

Accounts Receivable:

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At December 31, 2016 and 2015 the Company has established an allowance for doubtful accounts of $-0-.

Inventory:

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists of salves, ointments, lotions, creams and balms and is carried at the lower of cost or market, using first-in, first-out method of determining cost. At December 31, 2016 the Company has $8,783 in raw materials and $345 in finished goods inventory. At December 31, 2015 there was $24,044 in raw materials and $893 in finished goods inventory.

Fixed Assets:

Property and equipment are recorded at cost.  Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from five (5) to ten (10) years.  Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.

Fair Value of Financial Instruments:

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value given their short term nature or effective interest rates.

Cash and Cash Equivalents:

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Net Loss per Share:

Net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Common stock equivalents from convertible notes payable and preferred stock were approximately $775,000 and $750,000 at December 31, 2016 and 2015, respectively and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive.

Revenue Recognition:

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Digital Currencies Translations and Re-measurements

The Company accounts for digital currencies, which it considers to be an operating asset, at their initial cost and subsequently re-measures the carrying amounts of digital currencies it owns at each reporting period based on their current fair value. The changes in the fair value of digital currencies are included as a component of income or loss from operations. The Company currently classifies digital currencies as a current asset. The Company estimates the equivalency rate of hempcoins to bitcoins to USD from Coinmarketcap.com. The equivalency rate of garycoins to bitcoins to USD is estimated from C-cex.com and Coinmarketcap.com. The equivalency rate obtained from Coinmarket represents a generally well recognized quoted price in an active market for bitcoins, which market and related database are accessible to the Company on an ongoing basis.

Intangible Assets:

Intangible assets are comprised of patents, trademarks, the Company’s “CBDS.com” website domain and intellectual property rights.  The patent is being amortized using the straight-line method over its economic life, which is estimated to be twenty (20) years.  The trademark, which is still in the application phase, is expected to have an indefinite useful life.  The CBDS.com website is being amortized using the straight-line method over its economic life, which is estimated to be fifteen (15) years.  The intellectual property rights are being amortized using the straight-line month over its economic life, which is estimated to be (20) years.

Long-Lived Assets:

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the years ended December 31, 2016 and 2015, we did not recognize any impairment of our long-lived assets.

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

The effective income tax rate of 0% for the periods ended December 31, 2016 and 2015 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  For the year ended December 31, 2016 a tax benefit of approximately $470,006 would have been generated.  For the year ended December 31, 2015 a tax benefit of approximately $1,414,907 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of December 31, 2016 the Company had net operating losses of approximately $3,133,376 resulting in a deferred tax asset of approximately $470,006.  As of December 31, 2015 the Company had net operating losses of approximately $9,432,715 resulting in a deferred tax asset of approximately $1,414,907.

The Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Derivative Liabilities:

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of the preferred stock, common stock, warrants and convertible debt it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments.  In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The Company uses a lattice model for valuation of the derivative.

When an instrument contains embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net cash settlement of the derivative instrument could be required within the 12 months of the balance sheet date.

 Stock-Based Compensation:

 Stock-based compensation is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. FASB ASC 718 requires all share-based payment to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values.  That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company has selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards and have recognized compensation costs immediately as our awards are 100% vested.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.

In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.  Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with ASC 718.

Advertising Expense:

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying consolidated statements of operations. Advertising costs were approximately $145,595 and $80,847 for the years ended December 31, 2016 and 2015, respectively.

Business Combinations:

We account for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities acquired requires the use of estimates by management and was based upon currently available data. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents and discount rates utilized in valuation estimates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of relevant revenue or other targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from our estimates or assumptions could have a material effect on the consolidated statements of operations, financial position and cash flows in the period of the change in the estimate.

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC.  The purpose of the entity is to hold the intellectual property of Cannabis Sativa, Inc.  As of December 31, 2016 and 2015 there has been no activity in the LLC.

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

As of December 31, 2016, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$ 28,051	$ -	$ 28,051	$ -
Total assets measured at fair value	$ 28,051	$ -	$ 28,051	$ -

As of December 31, 2015, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$ 5,203	$ -	$ 5,203	$ -
Total assets measured at fair value	$ 5,203	$ -	$ 5,203	$ -

Liabilities:
Derivative Liability	$ 80,902	$ -	$ -	$ 80,902
Total liabilities measured at fair value	$ 80,902	$ -	$ -	$ 80,902

The following table presents the approximate changes in fair value of the Company’s embedded conversion features (see Notes 6 and 8) measured at fair value on a recurring basis for the years ended December 31, 2015 and 2016:

Balance, December 31, 2014	$––
Issuance of embedded conversion features	232,000
Change in fair value	174,000
Reclassification to additional paid-in capital	(325,000)
Balance, December 31, 2015	81,000
Issuance of embedded conversion features	––
Change in fair value	2,000
Reclassification to additional paid-in capital	(83,000)
Balance, December 31, 2016	$––

4.  Hempcoins

At December 31, 2016, the Company has possession of 110,000,000 Hempcoins.  Hempcoins are reported as digital currency.  Every 10 Hempcoins are backed by 1 share of Rocky Mountain Inc (RMTN).  At December 31, 2016 and 2015 the value of Hempcoins was $14,911 and $5,203, respectively, computed by converting first to bitcoin and then to US Dollars. (See Note 1).  100,000,000 hempcoins were contributed to the Company in 2015 by a director with a cost basis of $4,731.  10,000,000 were earned by the Company during 2015 with a cost basis of $207.

5.  Garycoins

At December 31, 2016, the Company has possession of 900,005,098 cryptocurrency coins named “President Johnson” trading under symbol “GARY,”  which were contributed to the Company by a director during 2016 with a cost basis of $5,931.  President Johnson coins are reported as digital currency.  At December 31, 2016 and 2015 the value of these coins was estimated to be $26,280 and $-0-, respectively, computed by converting to a bitcoin value in US Dollars. (See Note 1).

6.  Investment in Joint Venture

On September 11, 2015, Hi-Brands International, Inc. a wholly owned subsidiary of the Company entered into a joint venture agreement with I.D.E.A – International Dental Emergency Alliance, LLC. (IDEA).  IDEA is the developer of a pharmacy discount card distribution and online marketing platform with access to a network of approximately 60,000 participating pharmacies through a virtual and/or physical discount card.  IDEA and the Company wish to develop, market and distribute a private label discount card and system under its proprietary brands and/or trademarks to the general public and to sub-distributors. The Company and IDEA have agreed to share all revenues 50/50 and IDEA has agreed to pay the Company 50% of a $0.50 shared fee per claim.  The claim fee will increase based upon a set schedule as claims increase.  The term of the agreement is for 3 years, but can be renewed for an additional three (3) year term periods.  IDEA is charging the Company a set up fee and as part of the agreement IDEA is expected to generate 25,000 members/cardholders in the first year.

The Company entered into a convertible note payable with IDEA for payment of the $35,000 set-up fee.  The convertible note and accrued interest were convertible into shares of the Company’s common stock at a variable conversion price equal to 40% multiplied by the average of the 3 highest and 2 lowest trading days in the 10-day period preceding conversion.  In addition, the note contains an antidilution feature in which the conversion price could further adjust if the Company sells equity securities at an effective price less than the current conversion price, as defined.   The maturity date of the note was January 2, 2017. The note bore interest at 10%.  IDEA converted the note into 30,000 shares in April 2016.  In December 2016, the Company issued an additional 30,000 as compensation to IDEA, which were valued at approximately $150,000 based on the closing price on such date and recorded as interest expense.

During the year ended December 31, 2015, the Company recorded the initial derivative liability of approximately $83,000 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.92, stock price on the date of grant of $2.31, expected dividend yield of 0%, expected volatility of 179%, risk free interest rate of 0.50% and expected term of 2 years. Upon initial valuation, the derivative liability exceeded the face value of the convertible note payable by approximately $48,000, which was recorded as a day one loss on derivative liability.  Subsequent remeasurements were based on the following assumptions at December 31, 2015 and April 20, 2016 (date of conversion): exercise prices of $0.28 and $2.05, stock price on the valuation date of $0.70 and $5.12, expected dividend yield of 0% and 0%, expected volatility of 134% and 169%, risk free interest rate of 0.50% and 0.50% and expected terms of 2 and 2 years, respectively.  Upon conversion, the Company reclassified approximately $83,000 to additional paid-in capital related to the convertible note.

7.  Fixed Assets and Intangibles

Property and Equipment consisted of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Furniture and Equipment	$5,667	$5,667
Leasehold Improvements	2,500	2,500
	8,167	8,167
Less: Accumulated Depreciation	4,309	3,663
Net Property and Equipment	$3,858	$4,504

Depreciation expense for the years ended December 31, 2016 and 2015 was $646 and $708, respectively.

Intangible assets consisted of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (Cannabis Sativa)	$1,484,250	1,484,250
Intellectual Property Rights (iBudtender)	400,000	––
Patents and Trademarks (Cannabis Sativa)	17,348	17,348
Patents and Trademarks (Wild Earth)	4,425	4,425
Patents and Trademarks (KPAL)	$1,410,000	$1,410,000
	3,330,022	2,930,022
Less: Accumulated Amortization	389,054	27,768
Net Intangible Assets	$2,940,968	$2,902,254

Amortization expense for the years ended December 31, 2016 and 2015 was $361,286 and $104,773 respectively.  Amortization for each of the next 5 years is $146,427 annually.

Goodwill consisted of the following at December 31, 2016 and 2015:

Beginning balance, December 31, 2015	$-
Acquisition of iBudtender (see Note 12)	247,051
Ending balance, December 31, 2016	$247,051

8.  Related Parties

During the years ended December 31, 2016 and 2015, the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses.  During 2016 and 2015, net advances to the Company were approximately $369,000 and $345,000, respectively.  During 2016 and 2015, the Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $9,716 and $33,300, respectively.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital.

Included in the advances noted above for 2015, is a $100,000 convertible note payable to a related party investor.  The convertible note and accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to $2.00.  In addition, the note contained an antidilution feature in which the conversion price could further adjust if the Company sells equity securities at an effective price less than the current conversion price, as defined.   The maturity date of the note was April 2017. The note bore interest at 10%.  The related party converted the note into shares of the Company’s preferred stock in September 2015 (see below).

During the year ended December 31, 2015, the Company recorded the initial derivative liability of $101,605 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $2.00, stock price on the date of grant of $2.28, expected dividend yield of 0%, expected volatility of 166%, risk free interest rate of 0.50% and expected term of 2 years. Upon initial valuation, the derivative liability exceeded the face value of the convertible note payable by approximately $1,600, which was recorded as a day one loss on derivative liability.  Subsequent remeasurement was based on the following assumptions at September 30, 2015 (date of conversion): an exercise price of $2.00, stock price on the valuation date of $2.05, expected dividend yield of 0%, expected volatility of 176%, risk free interest rate of 0.50% and expected term of .50 years. Upon conversion, the Company reclassified approximately $73,000 to additional paid-in capital.

During the year ended December 31, 2015, the Company issued 428,585 shares of preferred stock in connection with the conversion of approximately $857,170 of amounts due (including the amount noted directly above).  The preferred shares contained a ratchet provision that if the Company’s share price dropped below $2 per share between October 2015 – December 2015, then additional shares will be issued to the holders, as defined.  In accordance with such provision, the Company issued an additional 303,433 shares, which were valued at approximately $250,000 and recorded as interest expense.  The Company recorded the provision as a derivative liability with an initial value of $47,000, a change in fair value during the period it existed (October 2015 – December 2015) of $205,000 and reclassified the fair value at expiration of $252,000 to additional paid in capital.

The Company used a discounted cash flow analysis based on a lack of historical earnings.  Such forecast was developed based on the Company’s best estimates of future cash flows, including, among others, average gross margin of approximately 32% and an average net income of approximately 4.6% of revenues.  As the Company operates in a developing market, such assumptions are based on significant subjectivity.

The Company also has a $15,000 note receivable from a related party, which is due on demand.

9.  Stockholders’ Equity

Preferred Stock

The Company authorized 5,000,000 shares of preferred stock.  The Company designated and determined the rights of Series A preferred stock (“Series A”) with a par value of $0.001.  The Company is authorized to issue 5,000,000 shares of Series A.  The holders of Series A are entitled to dividends if the Company declares a dividend on common shares, have no liquidation preference, have voting rights equal to 1 vote per share, and can be converted into one share of common.

During the year ended December 31, 2015, the Company issued 732,018 shares of preferred stock in connection with the conversion of amounts due to related parties (see Note 8).

During the year ended December 31, 2015 the board of directors approved the issuance of 1,500,000 shares of preferred stock to relieve the related party debt in the amount of $2,890,499 that was acquired with the purchase of Kush Inc. (see Note 15.)

Common Stock

During the year ended December 31, 2015 the board of directors approved the issuance of 1,010,000 shares of restricted common stock for services in the amount of $8,167,250.

During the year ended December 31, 2016 the board of directors approved the issuance of 1,077,433 restricted shares of common stock for services in the amount of $2,721,150.  Approximately $417,000 was recorded as prepaid consulting due to the non-forfeitable nature of the shares issued.  During the year ended December 31, 2016, the Company amortized approximately $260,000 to professional fees in the accompanying consolidated statement of operations.

During the year ended December 31, 2016 the board of directors approved the issuance of 299,298 shares of common stock to relieve debt in the amount of $572,963.

During the year ended December 31, 2016, 256,488 shares of common stock previously issued for services were returned to the Company with a fair value of $479,558 at the time of the return.

During the year ended December 31, 2016 the board of directors approved the issuance of 150,000 shares of common stock to purchase iBudtender Inc., with a fair value of $300,000 (see Note 12).  At December 31, 2016, 50,000 shares have yet to be issued.

The Company approved a Private Placement Memorandum on October 14, 2016.  The total offering proceeds can be up to $1,500,000 by offering 625,000 of the Company’s stock at $2.40 per share. Each unit will consist of 1 (one) share of common stock and 1 (one) warrant.  Each warrant entitles the holder to purchase 1(one) common share at the exercise price of $4.00.  The offering was scheduled to terminate on December 14, 2016 but could be extended for up to 60 additional days. The offering did terminate on January 31, 2017.  At December 31, 2016, the Company had received $197,730 but at December 31, 2016 no stock had yet been issued. Such amount is included in stock subscriptions payable in the accompanying balance sheet at December 31, 2016.

10.  Convertible Promissory Notes Payable

The Company had the following convertible notes payable:

	December 31,	December 31,
	2016	2015

Convertible Note Payable	$ ––	$35,000
Less: Discounts	––	29,167

Convertible note payable, net	$ ––	$5,833

See Notes 6 and 8 for the disclosures on convertible notes.

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

As of December 31, 2016, there has not been any activity in Hi Brands International Inc. other than the execution of the above agreement.  The Company has not ordered any product under this agreement as of December 31, 2016.  On October 6, 2016, this agreement was terminated by mutual consent.

12.  Purchase of iBudtender Inc.

On August 8, 2016, the Company purchased 50.1% interest in iBudtender Inc.  The Company paid iBudtender $50,000 and agreed to issue iBudtender 150,000 shares of common stock, of which 100,000 were issued at closing and 50,000 are to be issued 180 days from closing.  In exchange, iBudtender issued 5,010,000 shares of its common stock to the Company.   Since this was not a significant acquisition, the Company did not file an Amended 8K.

The following summarizes the transaction with iBudtender at closing on August 8, 2016:

Cash	$5,635
Intellectual Property	400,000
Goodwill	247,051
Total Assets	$652,686

Fair value of NCI	-239,281
Notes Payable – Related Parties	-63,405

Net Purchase	$350,000

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as a business to consumer web portal and app, analyses of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The fair values of the identified intangible assets related to Intellectual Property and Goodwill and the Company has preliminarily recorded the purchase price as an intangible asset and such asset is being amortized over its estimated useful life of 10 years.  During 2014 and 2015, the Company utilized an amortization period of 20 years, but based on a change in estimate and the evolving industry, the Company is utilizing a useful life of 10 years. The purchase price allocation is subject to completion of the Company’s analysis of the fair value of the assets acquired as of the date of the acquisition. Any related adjustment is not expected to be material.  The final valuation is expected to be completed as soon as practicable but no later than one year from the closing of the transaction. The fair value of the non-controlling interest is based on the estimated fair value, net of discounts for lack of marketability and control.  The establishment of the allocation to goodwill and identifiable intangible assets requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired are based on estimates and assumptions from data currently available.

The following unaudited supplemental pro forma information for the years ended December 31, 2016 and 2015, assumes the acquisition of iBudtender, Inc. had occurred as of January 1, 2016 and 2015, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of iBudtender, Inc. been operated as part of the Company since January 1, 2016 and 2015.

	2016	2015
Revenues	$ 29,168	$ 17,044
Expenses	3,183,767	9,480,334
Net Loss	$ (3,154,599)	$ (9,463,290)

The following table sets forth the components of identified intangible assets associated with the Acquisition and its estimated useful life:

	Fair Value	Useful Life
Technology: Website & App	$400,000	15 Years

13.  Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has negative working capital, has incurred operating losses since inception, and has not yet produced significant continuing revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

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

14.  Commitments and Contingencies

The Company leases an office and warehouse facility in Mesquite, Nevada that serves as the principal executive offices and provides manufacturing and warehouse space. The leased space consists of 908 square feet.  The building in which the space was located is in foreclosure, therefore, the Company rented from the bank that controls the property on a month to month basis.  Rent expense was $772 per month. Rent expense for the years ended December 31, 2016 and 2015 was $9,321 and $8,490, respectively.  On March 1, 2017, a new lease agreement was signed at a monthly rate of $1,392.  Lease term is for 12 (twelve) months with a renewal option available for an additional 12 (twelve) months.

Litigation

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. Management believes the outcomes of currently pending claims are not likely to have a material effect on our consolidated financial position and results of operations.

In May 2015, a suit was brought against the Company by a subcontractor for non-payment of services.  In April 2017, the pending litigation was settled for $19,000, which the Company had accrued for as of December 31, 2015.

Indemnities

The Company’s Articles of incorporation and Bylaws require us, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us. We also indemnify our lessor in connection with our facility lease for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

15. Discontinued Operations / Spin-Off

Kush

Kush was a party to three individual license agreements with Steve Kubby.  Pursuant to the license agreements Kush owed license fees to Mr. Kubby of approximately $2,900,000.  During 2015, and in contemplation of the spin-off, all liability to Mr. Kubby was retired in exchange for 1,500,000 shares of Cannabis Sativa Preferred Stock, which were valued at approximately $2,900,000.

On November 2, 2015, the Company approved the spin-off of Kush. In this transaction, every shareholder of CBDS received 4.3155 Kush shares for every share of CBDS stock that they held as of August 25, 2015, the record date.  As a part of the spin-off transaction, Kubby exchanged his 1,500,000 shares of Cannabis Sativa Preferred Stock for a controlling interest in Kush. Additionally, as part of the spinoff, Kush was issued 1,250,000 shares of the Company’s common stock in exchange for 9% ownership of Kush.

Based on the substance of the spinoff transaction, such related party transaction was recorded at its book value resulting in a net adjustment of approximately $12,000 to the Company’s stockholders’ equity.  The Company reclassified its operations as discontinued in accordance with ASC No. 205-20, Discontinued Operations.

The following financial information presents the statement of operations of Kush from January 1, 2015 through November 2, 2015 (the spin off date):

Revenues	$0
Expenses	108,440
Net loss	$108,440

16.   Subsequent Events

Private Placement Memorandum

Subsequent to December 31, 2016 the Company completed its Private Placement Memorandum.  A total of 230,775 units were purchased at $2.40 per unit.  Each unit consisted of 1 share of common stock and 1 warrant to purchase a common share at $4.00 per share.  Prior to December 31, 2016 $197,730 was received on this memorandum.  During this time frame, the Company also sold 80,000 restricted common shares in an isolated transaction for $415, 136.

Common Stock Issued for Services

During the period from January 1, 2017 through April 30, 2017, 430,209 restricted shares were issued for services.

Acquisition

In April 2017, the Company purchased intellectual property associated with the White Rabbit line of cannabis products, for $150,000 and 10,000 shares of the Company’s common stock.