Form 10-K/A
period 2016-12-31
Cannabis Sativa, Inc.
filed 2017-05-05
CIK 1360442

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Amendment No. 1)

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2016

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission File Number 000-53571

CANNABIS SATIVA, INC.

(Exact name of registrant as specified in charter)

NEVADA	201898270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1646 W. Pioneer Blvd., Suite 120 Mesquite, NV	89027
(Address of principal executive offices)	(Zip Code)

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

None.

Explanatory Note:  This Amendment No. 1 to the Form 10-K of the Registrant for the fiscal year ended December 31, 2016, originally filed on May 3, 2017, restates the original filing in its entirety.  It is being filed because it now contains the XBRL files which were not included with the original filing.

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

Hall & Company Certified Public Accountants & Consultants, Inc.

Irvine, CA

May 3, 2017

CANNABIS SATIVA, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2016	2015

Assets
Current Assets
Cash and Cash Equivalents	$ 257,746	$ 10,356
Digital Currency	41,191	5,203
Accounts Receivable	2,673	-
Prepaids	158,160	44
Inventories	9,128	24,937
Investment in Joint Venture	-	35,000

Total Current Assets	468,898	75,540

Property and Equipment, Net	3,858	4,504
Intangible Assets, Net	2,940,968	2,902,254
Goodwill	247,051
Investment	-	9,760
Deposits	35,000	-
Note Receivable - Related Party	15,000	-

Total Assets	$ 3,710,775	$ 2,992,058

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 183,258	$ 328,395
Convertible Note Payable - Net of Discounts	-	5,833
Derivative	-	80,902
Stock Subscriptions Payable	242,730	14,000
Due to Related Parties - Short Term	451,879	27,427

Total Current Liabilities	877,867	456,557

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; 732,018 issued and outstanding	732	732
Common stock $0.001 par value; 45,000,000 shares authorized; 18,645,021 and 17,374,738 shares issued and outstanding, respectively	18,645	17,375
Additional Paid-In Capital	61,820,910	58,609,455
Accumulated Deficit	(59,226,331)	(56,092,955)

Total Cannabis Sativa, Inc. Stockholders' Equity	2,613,956	2,534,607

Non-Controlling Interest	218,952	894

Total Stockholders' Equity	2,832,908	2,535,501

Total Liabilities and Stockholders' Equity	$ 3,710,775	$ 2,992,058

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2016	2015

Revenues	$ 29,168	$ 11,344

Cost of Revenues	27,321	10,023

Gross Profit	1,847	1,321

Operating Expenses
Impairment Expense	9,760	-
Professional fees	2,136,788	8,833,133
General and Administrative Expenses	684,869	136,120

Total Operating Expenses	2,831,417	8,969,253

Loss from Operations	(2,829,570)	(8,967,932)

Other (Income) and Expenses
Change in Fair Value of Derivative	1,621	174,290
Gain on Digital Currency Conversion	(30,056)	(266)
Interest Expense	353,464	182,319

Total Other Expenses, net	325,029	356,343

Loss from Continuing Operations Before Discontinued Operations	(3,154,599)	(9,324,275)

Loss from Discontinued Operations	-	(108,440)

Loss Before Income Taxes	(3,154,599)	(9,432,715)

Income Taxes	-	-

Net Loss	(3,154,599)	(9,432,715)

Loss Attributable to Non-Controlling Interest	(21,223)	-

Net Loss Attributable To Cannabis Sativa, Inc.	$ (3,133,376)	$ (9,432,715)

Net Loss per Common Share:
Basic & Diluted Continuing Operations	$ (0.18)	$ (0.57)
Basic & Diluted Discontinued Operations	$ -	$ (0.01)

Weighted Average Common Shares Outstanding:
Basic & Diluted	17,866,631	16,227,690

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT FOR THE YEARS ENDED DECEMBER 31 2016 AND 2015

	Preferred Stock		Common Stock
	$ .001 Par		$ .001 Par						'
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interest	Total Stockholders Deficit

Balance - January 1, 2015	-	$ -	15,114,738	$ 15,115	$ 46,614,604	$ 4,876	$ (46,915,104)	$ 894	$ (279,615)

Preferred Stock Issued for Related Party Debt	732,018	732	-	-	611,128	-	-	-	611,860
Contribution Based on Shortfall of Value of Preferred Stock to Debt Settled	-	-	-	-	245,310	-	-	-	245,310
Preferred Stock Issued for Related Party Debt	1,500,000	1,500			2,888,999	-	-	-	2,890,499
Shares Issued for Services	-	-	1,010,000	1,010	8,166,240	-	-	-	8,167,250
Derivatives on Preferred Stock Issued	-	-	-	-	(47,000)	-	-	-	(47,000)
Reclassification of Derivative on Preferred Stock					252,000				252,000
Derivatives on Convertible Note	-	-	-	-	73,003	-	-	-	73,003
Spin-Off	(1,500,000)	(1,500)	1,250,000	1,250	(238,172)	(4,876)	254,864	-	11,566
Imputed Interest on Loans	-	-	-	-	33,300	-	-	-	33,300
Contributed by Shareholder	-	-	-	-	5,312	-	-	-	5,312
Investment in Hemp Coins	-	-	-	-	4,731	-	-	-	4,731
Net Loss	-	-	-	-	-	-	(9,432,715)	-	(9,432,715)

Balance - December 31, 2015	732,018	732	17,374,738	17,375	58,609,455	-	(56,092,955)	894	2,535,501

Shares Issued for Services	-	-	1,077,433	1,077	2,720,073	-	-	-	2,721,150
Conversion of Debt to Equity	-	-	299,298	299	572,664	-	-	-	572,963
Imputed Interest on Loans	-	-	-	-	9,716	-	-	-	9,716
Stock Returned	-	-	(256,448)	(256)	(479,302)	-	-	-	(479,558)
Conversion of Debt to Equity Derivative Change	-	-	-	-	82,523	-	-	-	82,523
Investment in Gary Coins	-	-	-	-	5,931	-	-	-	5,931
Purchase of iBudtender	-	-	150,000	150	299,850	-	-	239,281	539,281
Net Loss	-	-	-	-	-	-	(3,133,376)	(21,223)	(3,154,599)

Balance - December 31, 2016	732,018	$ 732	18,645,021	$ 18,645	$ 61,820,910	$ -	$ (59,226,331)	$ 218,952	$ 2,832,908

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (3,154,599)	$ (9,432,715)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Bad Debt	9,800	4,190
Change in Fair Value of Derivative	1,621	174,290
Interest Expense Derivatives and Discounts	179,467	155,448
Impairment	9,760	-
Depreciation and Amortization	361,932	105,481
Stock Issued for Services	2,643,067	8,806,250
Stock Returned - Legal Settlement	(479,558)	-
Imputed Interest on Loans	9,716	33,300
Changes in assets and liabilities:
Digital Currency	(30,057)	-
Accounts Receivable	(12,473)	(4,190)
Inventories	15,809	(7,100)
Prepaids	(33)	(31)
Deposits	(35,000)	1,031
Accounts Payable and Accrued Expenses	228,530	(174,069)
Accounts Payable and Accrued Expenses - Kush	-	6,084
Net Cash Used in Operating Activities:	(252,018)	(332,031)
Net Cash Provided by Discontinued Activities:	-	6,840

Cash Flows from Investing Activities:
Purchase of Fixed Assets and Intangibles	-	(14,739)
Purchase of digital currency	-	(5,203)
Cash received for sale of available for sale securities	-	4,876
Spin Off	-	11,566
Net cash paid in Merger	(44,365)	-
Note Receivable - Related Party	(15,000)	-
Net Cash Used in Investing Activities:	(59,365)	(3,500)
Net Cash Provided by Discontinued Activities:	-	-

Cash Flows from Financing Activities:
Payments to Related Parties	(7,738)	(42,398)
Contributions by related parties	-	10,043
Proceeds Received from Private Placement Memorandum	197,730	-
Proceeds from Related Parties	368,781	345,408
Net Cash Provided by Financing Activities:	558,773	313,053

NET CHANGE IN CASH AND CASH EQUIVALENTS	247,390	(15,638)

Cash and Cash Equivalents - Beginning of Year	10,356	25,994

Cash and Cash Equivalents - End of Year	$ 257,746	$ 10,356

Supplemental Disclosure of Cash Flow Activities:
Interest	$ (2,078)	$ -
Income taxes	$ -	$ -

Supplemental Disclosures of Non Cash Activities:
Contribution of Digital Currency	$ 5,931	$ -
Conversion of Debt to Equity	$ 387,663	$ -
Note payable issued in connection with R&D joint venture	$ -	$ 35,000
Fair value of derivatives issued with preferred and note payable	$ -	$ 182,000
Fair value of derivatives reclassified to additional paid-in capital	$ 82,523	$ 325,003
Intangibles acquired	$ 400,000	$ -
Common stock issued upon conversion of note payable	$ 35,000	$ -
Common stock issued for prepaid consulting	$ 417,000	$ -
Preferred Shares Issued for Related Party Payables	$ -	$ 3,747,669
Goodwill acquired in acquisition	$ 247,051	$ -

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

The following table presents the approximate changes in fair value of the Company’s embedded conversion features (see Notes 6 and 8) measured at fair value on a recurring basis for the years ended December 31, 2015 and 2016:

Balance, December 31, 2014	$––
Issuance of embedded conversion features	232,000
Change in fair value	174,000
Reclassification to additional paid-in capital	(325,000)
Balance, December 31, 2015	81,000
Issuance of embedded conversion features	-
Change in fair value	2,000
Reclassification to additional paid-in capital	(83,000)
Balance, December 31, 2016	$-

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

7.  Fixed Assets and Intangibles

Property and Equipment consisted of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Furniture and Equipment	$5,667	$5,667
Leasehold Improvements	2,500	2,500
	8,167	8,167
Less: Accumulated Depreciation	4,309	3,663
Net Property and Equipment	$3,858	$4,504

Depreciation expense for the years ended December 31, 2016 and 2015 was $646 and $708, respectively.

Intangible assets consisted of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (Cannabis Sativa)	$1,484,250	1,484,250
Intellectual Property Rights (iBudtender)	400,000	--
Patents and Trademarks (Cannabis Sativa)	17,348	17,348
Patents and Trademarks (Wild Earth)	4,425	4,425
Patents and Trademarks (KPAL)	$1,410,000	$1,410,000
	3,330,022	2,930,022
Less: Accumulated Amortization	389,054	27,768
Net Intangible Assets	$2,940,968	$2,902,254

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

10.  Convertible Promissory Notes Payable

The Company had the following convertible notes payable:

	December 31,	December 31,
	2016	2015

Convertible Note Payable	$ -	$35,000
Less: Discounts	-	29,167

Convertible note payable, net	$ -	$5,833

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

16.   Subsequent Events

Private Placement Memorandum

Subsequent to December 31, 2016 the Company completed its Private Placement Memorandum.  A total of 230,775 units were purchased at $2.40 per unit.  Each unit consisted of 1 share of common stock and 1 warrant to purchase a common share at $4.00 per share.  Prior to December 31, 2016 $197,730 was received on this memorandum.  During this time frame, the Company also sold 80,000 restricted common shares in an isolated transaction for $415,136.

Common Stock Issued for Services

During the period from January 1, 2017 through April 30, 2017, 430,209 restricted shares were issued for services.

Acquisition

In April 2017, the Company purchased intellectual property associated with the White Rabbit line of cannabis products, for $150,000 and 10,000 shares of the Company’s common stock.