Form 10-Q
period 2017-03-31
Cannabis Sativa, Inc.
filed 2017-05-22
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2017
or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________ Commission File Number: 000-53571

Cannabis Sativa, Inc.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth compamy	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer's Common Stock outstanding as of May 18, 2017 is 19,379,174.

Item 1.  Financial Statements.

CANNABIS SATIVA, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2017	2016

Assets
Current Assets
Cash	$ 886,490	$ 257,746
Digital Currency	18,179	41,191
Accounts Receivable	2,569	2,673
Prepaid Consulting and Other Current Assets	72,743	158,160
Inventories	9,745	9,128

Total Current Assets	989,726	468,898

Property and Equipment, Net	3,696	3,858
Intangible Assets, Net	2,848,618	2,940,968
Goodwill	247,051	247,051
Deposits	41,000	35,000
Note Receivable - Related Party	15,742	15,000

Total Assets	$ 4,145,833	$ 3,710,775

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 187,460	$ 164,258
Stock Subscriptions Payable	63,000	242,730
Commitments and Contigencies	19,000	19,000
Due to Related Parties	451,879	451,879

Total Current Liabilities	721,339	877,867

Commitments and Contingencies	-	-
Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized;
732,018 issued and outstanding	732	732
Common stock $0.001 par value; 45,000,000 shares authorized;
19,255,796 and 18,645,021 shares issued and outstanding, respectively	19,256	18,645
Additional Paid-In Capital	64,442,265	61,820,910
Accumulated Deficit	(61,235,463)	(59,226,331)

Total Cannabis Sativa, Inc. Stockholders' Equity	3,226,790	2,613,956

Non-Controlling Interest	197,704	218,952

Total Stockholders' Equity	3,424,494	2,832,908

Total Liabilities and Stockholders' Equity	$ 4,145,833	$ 3,710,775

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Unaudited
For the Three Months Ended March 31,	2017	2016

Revenues	$ 1,065	$ 2,024

Cost of Revenues	1,099	579

Gross Profit (Loss)	(34)	1,445

Operating Expenses
Professional fees	1,826,988	230,769
General and Administrative Expenses	180,346	101,158

Total Operating Expenses	2,007,334	331,927

Loss from Operations	(2,007,368)	(330,482)

Other (Income) and Expenses
Change in Fair Value of Digital Currency	23,012	(13,063)
Interest Expense	—	4,056

Total Other (Income) and Expenses	23,012	(9,007)

Loss Before Income Taxes	(2,030,380)	(321,475)

Income Taxes	—	—

Net Loss	(2,030,380)	(321,475)

Attributable to Non-Controlling Interest	(21,248)	—

Net Loss Attributable To Cannabis Sativa, Inc.	$ (2,009,132)	$ (321,475)

Net Loss per Common Share:
Basic & Diluted	$ (0.11)	$ (0.02)

Weighted Average Common Shares Outstanding:
Basic & Diluted	18,996,827	17,385,947

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
For the Three Months Ended March 31,	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (2,030,380)	$ (321,475)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Change in Fair Value of Digital Currency	23,012	(13,064)
Depreciation and Amortization	92,512	12,986
Stock Issued for Services and Amortization of Prepaids	1,738,417	179,624
Imputed Interest on Loans	—	548
Changes in assets and liabilities:
Accounts Receivable	104	653
Inventories	(617)	(4,900)
Deposits	(6,000)	—
Accounts Payable and Accrued Expenses	41,202	80,085
Due to Related Parties	—	15,000
Net Cash Used in Operating Activities:	(141,750)	(50,543)

Cash Flows from Investing Activities:
Advances to Related Parties	(742)	(2,515)

Cash Flows from Financing Activities:

Cash Proceeds from Sale of Stock	415,136	—
Proceeds Received from Private Placement Memorandum	356,100	—
Proceeds from Related Parties	—	56,500
Net Cash Provided by Financing Activities:	771,236	56,500

NET CHANGE IN CASH	628,744	3,442

Cash - Beginning of Period	257,746	10,356

Cash - End of Period	$ 886,490	$ 13,798

Supplemental Disclosure of Cash Flow Activities:
Interest	$ —	$ —
Income taxes	$ —	$ —

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

1. Organization and Summary of Significant Accounting Policies:

Nature of Corporation:

Ultra Sun Corp (the “Company,” “we” or “our”) was incorporated under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.   Our wholly-owned subsidiary Kush was acquired by us in June 2014 in exchange for shares of our common stock.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. (“Wild Earth”) was acquired by us in July 2013 in exchange for shares of our common stock.  From our inception through September 30, 2013 we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name “Sahara Sun Tanning.”  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013, we sold the assets of the tanning salon business to a third party.  As a result of our acquisition of Kush in June 2014, along with our Wild Earth operations we are now engaged in the developing and promoting of natural cannabis products.  On November 2, 2015, Kush was spun out of the Company.  On August 8, 2016, the Company entered into a securities purchase agreement with iBudtender Inc. to purchase 50.1% of iBudtender Inc.

Basis of  Presentation:

The accompanying consolidated balance sheet at December 31, 2016, has been derived from audited consolidated financial statements and the unaudited consolidated financial statements as of March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), filed with the Securites and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation.  The consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.  Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results of operations expected for the year ending December 31, 2017.

Principles of Consolidation:

The consolidated financial statements include the accounts of Cannabis Sativa, Inc., and its wholly owned subsidiary; Wild Earth Naturals, Inc., Hi-Brands International, Inc. and Eden Holdings LLC and its 50.1% ownership of iBudtender Inc. (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

Method of Accounting:

The Company maintains its books and prepares its consolidated financial statements on the accrual basis of accounting.

Use of Estimates:

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Such management estimates include the valuation of digital currency, allowance for doubtful accounts, realizability of inventories, valuation of intangible assets, recoverability of long-lived assets and goodwill, and the valuation of equity based instruments. Actual results could differ from those estimates.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

Liquidity

Our operations have been financed primarily through proceeds from notes payable, convertible notes payable, sale of common stock and revenue generated from sales of our products. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception. As of March 31, 2017, we had an accumulated deficit of approximately $61,200,000.

We have raised funds through the issuance of debt and the sale of common stock. We have also issued equity instruments in certain circumstances to pay for services from professionals and consultants. A total of $553,830 was raised in gross proceeds from the issuance of a private placement memorandum. A total of $356,100 was raised during the quarter ended March 31, 2017 and $197,730 was raised during the year ended December 31, 2016.

Accounts Receivable:

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At March 31, 2017 and December 31, 2016 the Company has established an allowance for doubtful accounts of $-0-.

Inventory:

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists of salves, ointments, lotions, creams and balms and is carried at the lower of cost or net realizable value, using first-in, first-out method of determining cost. At March 31, 2017, there was $6,213 in raw materials and $3,532 in finished goods inventory. At December 31, 2016 the Company has $8,783 in raw materials and $345 in finished goods inventory.

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

Cash:

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

Net Loss per Share:

Net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Common stock equivalents from convertible notes payable and preferred stock were approximately $773,000 and $732,000at March 31, 2017 and 2016, respectively and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

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

Intangible Assets:

Intangible assets are comprised of patents, trademarks, the Company’s “CBDS.com” website domain and intellectual property rights.  The patent is being amortized using the straight-line method over its economic life, which is estimated to be twenty (20) years.  The trademarks are being amortized between 15 and 20 years. CBDS.com website is being amortized using the straight-line method over its economic life, which is estimated to be fifteen (15) years.  The intellectual property rights are being amortized using the straight-line month over its economic life, which is estimated to be between (10 - 15) years.

Long-Lived Assets:

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the three months ended March 31, 2017 and 2016, we did not recognize any impairment of our long-lived assets.

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

The effective income tax rate of 0% for the three months ended March 31, 2017 and 2016 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  For the three months ended March 31, 2017, a tax benefit of approximately $300,000would have been generated.  For the three months ended March 31, 2016 a tax benefit of approximately $48,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of March 31, 2017, the Company had net operating losses of approximately $2,000,000resulting in a deferred tax asset of approximately $300,000.  As of March 31, 2016, the Company had net operating losses of approximately $320,000 resulting in a deferred tax asset of approximately $48,000.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

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

Advertising Expense:

Advertising costs are expensed as incurred and are included in general and adminsitrative expense in the accompanying consolidated statements of operations. Advertising costs were approximately $35,374 and $620 for the three months ended March 31, 2017 and 2016, respectively.

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

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

Pending Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect us is classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations and related disclosures and had no other impact to the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2017 and 2016.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. As a result of the adoption of this ASU as of January 1, 2017, we have made an entity-wide accounting policy election to account for forfeitures when they occur. There is no cumulative-effect adjustment as a result of the adoption of this ASU as our estimated forfeiture rate prior to adoption of this ASU was 0%. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS) and are effective for fiscal years after December 15, 2016, including interim periods within those annual periods. The adoption of this ASU as of January 1, 2017 did not have a material impact on our consolidated financial statements and related disclosures.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

Pending Accounting Pronouncements - continued:

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330. Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in IFRS. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

The adoption of this ASU as of January 1, 2017 did not have a material impact on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU 2014-15 describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the consolidated financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The ASU 2014-15 is effective for the annual period ending after December 15, 2016. Early application is permitted. The adoption of this ASU as of January 1, 2017 did not have a material impact on our consolidated financial statements and related disclosures.

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC.  The purpose of the entity is to hold the intellectual property of Cannabis Sativa, Inc.  As of March 31, 2017 and 2016, there has been no activity in the LLC.

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, accounts payable and accrued liabilities approximate fair value given their short term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

3.   Fair Value Measurements - continued

As of March 31, 2017, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$ 18,179	$ -	$ 18,179	$ -
Total assets measured at fair value - unaudited	$ 18,179	$ -	$ 18,179	$ -

As of December 31, 2016, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$ 41,191	$ -	$ 41,191	$ -
Total assets measured at fair value	$ 41,191	$ -	$ 41,191	$ -

4.  Hempcoins

At March 31, 2017 and December 31, 2016, the Company has possession of approximately 110,000,000 Hempcoins.  Hempcoins are reported as digital currency.  Every 10 Hempcoins are backed by 1 share of Rocky Mountain Inc (RMTN).  At March 31, 2017 and December 31, 2016 the value of Hempcoins was $2,375 and $14,911, respectively, computed by converting first to bitcoin and then to US Dollars. (See Note 1).  100,000,000 hempcoins were contributed to the Company in 2015 by a director with a cost basis of $4,731. Approximately 10,000,000 were earned by the Company during 2015 with a cost basis of $207.

5.  Garycoins

At March 31, 2017 and December 31, 2016, the Company has possession of 900,005,098 cryptocurrency coins named “President Johnson” trading under symbol “GARY,” which were contributed to the Company by a director during 2016 with a cost basis of $5,931.  President Johnson coins are reported as digital currency.  At March 31, 2017 and December 31, 2016 the value of these coins was estimated to be $15,804 and $26,280, respectively, computed by converting to a bitcoin value in US Dollars. (See Note 1).

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

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

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

6.  Investment in Joint Venture – continued

During the year ended December 31, 2015, the Company recorded the initial derivative liability of $83,000 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.92, stock price on the date of grant of $2.31, expected dividend yield of 0%, expected volatility of 179%, risk free interest rate of 0.50% and expected term of 2 years. The change in fair value during the three months ended March 31, 2016 was insignificant.

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

7.  Intangibles

Intangible assets consisted of the following at March 31, 2017 and December 31, 2016:

	Unaudtied
	March 31,	December 31,
	2017	2016

CBDS.com website (Cannabis Sativa)	$ 13,999	$ 13,999
Intellectual Property Rights (Cannabis Sativa)	2,894,250	2,894,250
Intellectual Property Rights (iBudtender)	400,000	400,000
Patents and Trademarks (Cannabis Sativa)	17,348	17,348
Patents and Trademarks (Wild Earth)	4,425	4,425
	3,330,022	3,330,022
Less: Accumulated Amortization	481,404	389,054

Net Intangible Assets	$ 2,848,618	$ 2,940,968

Amortization expense for the three months ended March 31, 2017 and 2016 was $92,350 and $12,762 respectively.  Amortization for each of the next 5 years is $355,660 annually.

Goodwill of $247,051 consisted of the acquisition of iBudtender (see Note 10) at March 31, 2017 and December 31, 2016, respectively.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

8.  Related Parties

The Company has receivedadvances from related parties and officers of the Company to cover operating expenses.  At March 31, 2017 and December 31, 2016, net amounts due to the related parties were $451,879. One of the notes payable is convertible at a fixed price of $2.42 During the three months ended March 31, 2017 and 2016, the Company has imputed interest on these notes at the rates between 5% and 8% per annum and has recorded interest expense related to these balances in the amount of $5,649 and $548, respectively.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital.

At March 31, 2017 and December 31, 2016 the Company has a note receivable from a related party in the amount of $15,742 and $15,000, respectively, which is due on demand.

9.  Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock.  The Company designated and determined the rights of Series A preferred stock (“Series A”) with a par value of $0.001.  The Company is authorized to issue 5,000,000 shares of Series A.  The holders of Series A are entitled to dividends if the Company declares a dividend on common shares, have no liquidation preference, have voting rights equal to 1 vote per share, and can be converted into one share of common.

Common Stock

During the year ended December 31, 2016 the board of directors approved the issuance of 1,077,433 shares of common stock for services in the amount of $2,721,150.  Approximately $417,000 was recorded as prepaid consulting due to the non-forfeitable nature of the shares issued.  During the three months ended March 31, 2017, the Company amortized approximately $85,417 to professional fees in the accompanying consolidated statement of operations.

During the year ended December 31, 2016 the board of directors approved the issuance of 150,000 shares of common stock to purchase iBudtender Inc., with a fair value of $300,000 (see Note 10).  At March 31, 2017 and December 31, 2016, 50,000 shares have yet to be issued.

The Company approved a Private Placement Memorandum on October 14, 2016.  The total offering proceeds can be up to $1,500,000 by offering 625,000 of the Company’s stock at $2.40 per share. Each unit will consist of 1 (one) share of common stock and 1 (one) warrant.  Each warrant entitles the holder to purchase 1(one) common share at the exercise price of $4.00 which expire in January 2020.  The offering terminated on December 14, 2016 but can be extended for up to 60 additional days.  At March 31, 2017 and December 31, 2016, the Company had received $356,100 and $197,730, respectively, for a total of $553,830.  At March 31, 2017all the stock had been issued to investors as required, 230,775 shares common stock.  At December 31, 2016 no stock had yet been issued. Such amount was included in stock subscriptions payable in the accompanying balance sheet at December 31, 2016.

During the three months ended March 31, 2017 the board of directors approved the issuance of 300,000 shares of common stock for services in the amount of $1,653,000.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the three months ended March 31, 2017 a related party purchased 80,000 shares common stock for $415,136 in cash.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

10.  Purchase of iBudtender Inc.

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

The following summarizes the transaction with iBudtender at closing on August 8, 2016:

Cash	$ 5,635
Intellectual Property	400,000
Goodwill	247,051
Total Assets	$ 652,686

Fair value of NCI	(239,281)
Notes Payable – Related Parties	(63,405)

Net Purchase	$ 350,000

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

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2017 and 2016

11.  Going Concern Considerations

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

12.  Commitments and Contingencies

The Company leases an office and warehouse facility in Mesquite, Nevada that serves as the principal executive offices and provides manufacturing and warehouse space. The leased space consists of 908 square feet.  Rent expense for the three months ended March 31, 2017 and 2016 was $2,936 and $2,315, respectively.  On March 1, 2017, a new lease agreement was signed at a monthly rate of $1,392.  Lease term is for 12 (twelve) months with a renewal option available for an additional 12 (twelve) months.

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

In May 2015, a suit was brought against the Company by a subcontractor for non-payment of services.  In April 2017, the pending litigation was settled for $19,000, which the Company had accrued.

13.   Subsequent Events

Common Stock Issued for Services

During the period from April 1, 2017 through May 1, 2017, 143,169 restricted shares were issued for services.

Acquisition

In April 2017, the Company purchased intellectual property associated with the White Rabbit line of cannabis products, for $150,000 and 10,000 shares of the Company’s common stock

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cannabis Sativa, Inc., together with its subsidiaries, are collectively referred to “Cannabis Sativa”, the “Company”, “us”, “we”, or “our”. The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. For additional context with which to understand our financial condition and results of operations, see the discussion and analysis included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on May 5, 2017, as well as the consolidated financial statements and related notes contained therein.

Forward Looking Statements

Certain statements in this report, including information incorporated by reference, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements reflect current views about future events and financial performance based on certain assumptions. They include opinions, forecasts, intentions, plans, goals, projections, guidance, expectations, beliefs or other statements that are not statements of historical fact. Words such as “may,” “should,” “could,” “would,” “expects,” “plans,” “believes,” “anticipates,” “intends,” “estimates,” “approximates,” “predicts,” or “projects,” or the negative or other variation of such words, and similar expressions may identify a statement as a forward-looking statement. Any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results and the development of our products, are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include those discussed in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Our Strategy

We plan to license our intellectual property, including patents, branding and know-how to companies licensed under, and in full compliance with, state regulations applicable to cannabis businesses.   We also plan to market certain products and to control the quality of our products beginning at the formulation stage and continuing through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling.  We will continue to support and prosecute our pending patents, and to develop and acquire new patents, trade secrets, trademarks and other intellectual property. In addition, we will seek new branding and licensing opportunities for our intellectual property and we will seek strategic corporate and product acquisitions.

Results of Operations

Three Months Ended March 31, 2017 Compared With Three Months Ended March 31, 2016

Revenue for the fiscal quarters ended March 31, 2017 and 2016 was $1,065 and $2,024, respectively. Cost of revenues for the fiscal quarters ended March 31, 2017 and 2016 was $1,099 and $579, respectively. Gross profit (loss) for the fiscal quarters ended March 31, 2017 and 2016 was $(34) and $1,445, respectively.  Net loss for the fiscal quarter ended March 31, 2017 was $2,030,380 compared to net loss of $321,475 for the fiscal quarter ended March 31, 2016.

Total operating expenses were $2,007,334 for the fiscal quarter ended March 31, 2017 and $331,927 for the fiscal quarter ended March 31, 2016.  The increase of $1,675,407 was due primarily to an increase of $1,596,219 in professional fees related to the development of business transactions for the Company.  The bulk of the expenses for both quarters were non-cash transactions.  In the first quarter of 2017, the primary non-cash transaction was stock issued for services in the amount of $1,653,000.  In the first quarter of 2016, the primary non-cash transaction was also stock issued for services in the amount of $179,624.  Despite the large net loss amounts for both quarters, because of non-cash transactions, the net cash used in operating activities was $141,750 for the quarter ended March 31, 2017 and $50,543 for the quarter ended March 31, 2016.

Liquidity and Capital Resources

As stated above, our operations used $141,750 in cash for the quarter ended March 31, 2017. During the same quarter, financing activities provided cash of $771,236. Cash provided by financing activities during the quarter ended March 31, 2017, came from cash proceeds from the sale of stock in the amount of $415,136 and cash proceeds from a private offering of stock in the amount of $356,100.

As stated above, our operations used $50,543 in cash for the quarter ended March 31, 2016. During the same quarter, financing activities provided cash of $56,500. Cash provided by financing activities during the first quarter of 2016, came from cash proceeds from related parties in the amount of $56,500.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As stated above, we incurred net loss of $2,030,380 and $321,475, respectively, for the quarters ended March 31, 2017 and 2016 and had an accumulated deficit of $61,235,463 as of March 31, 2017.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  The Company has also issued an aggregate of 230,775 warrants which expire on January 31, 2020.  Each warrant is for the purchase of one share of common stock of the Company at the exercise price of $2.00 per share.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

As of May 18, 2017, the Company had cash on hand of $563,824.  Much of the cash came from financing activities during the first quarter of 2017.  As a result, the Company believes it has sufficient liquidity to meet the immediate needs of our current operations.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2017.  However, moving forward with the intended addition of additional staff, we believe our current framework will help remedy our material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The board of directors approved a Private Placement Memorandum (“PPM”) on October 14, 2016, pursuant to which the Company would conduct a private placement of units.  The PPM offered 625,000 units at $2.40 per unit. Each unit consisted of one share of common stock and one warrant.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $2.00.  The warrants expire on January 31, 2020.  The offering terminated on January 31, 2017.  During the quarter ended March 31, 2017, the Company issued 230,775 shares of common stock and warrants subscribed for under the PPM in exchange for $553,830, of which $356,100 was received during the three months ended March 31, 2017.

During the quarter ended March 31, 2017, the Company issued 300,000 shares of common stock for services.  The shares had a fair value of $1,653,300.

During the quarter ended March 31, 2017, a related party purchased 80,000 shares of common stock for $415,136.

Each of the issuances of stock set forth above in this Item 2 was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the issuance of the shares did not involve any public offering.

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

Cannabis Sativa, Inc.

Date:  May 22, 2017

By: /s/ Mike Gravel
Mike Gravel, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Carolyn Merrill
Carolyn Merrill, Chief Financial Officer
(Principal Financial and Accounting Officer)