Form 10-Q/A
period 2017-03-31
Cannabis Sativa, Inc.
filed 2017-05-30
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

(Amendment No. 1)

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2017
or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________ Commission File Number: 000-53571

Cannabis Sativa, Inc.

 (Exact name of registrant as specified in its charter)

NEVADA	201898270
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

1646 W. Pioneer Blvd., Suite 120, Mesquite, Nevada  89027

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

Explanatory Note:  This Amendment No. 1 to the Form 10-Q of the Registrant for the fiscal quarter ended March 31, 2017, originally filed on May 22, 2017, restates the original filing in its entirety.  It is being filed because it now contains the XBRL files which were not included with the original filing.

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

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

For the Three Months Ended March 31,	2017	2016

Revenues	$ 1,065	$ 2,023

Cost of Revenues	1,099	579

Gross Profit (Loss)	(34)	1,444

Operating Expenses
Professional fees	1,826,988	230,769
General and Administrative Expenses	180,346	101,158

Total Operating Expenses	2,007,334	331,927

Loss from Operations	(2,007,368)	(330,483)

Other (Income) and Expenses
Change in Fair Value of Digital Currency	23,012	(13,064)
Interest Expense	-	4,056

Total Other (Income) and Expenses	23,012	(9,008)

Loss Before Income Taxes	(2,030,380)	(321,475)

Income Taxes	-	-

Net Loss	(2,030,380)	(321,475)

Attributable to Non-Controlling Interest	(21,248)	-

Net Loss Attributable To Cannabis Sativa, Inc.	$ (2,009,132)	$ (321,475)

Net Loss per Common Share:
Basic & Diluted	$ (0.11)	$ (0.02)

Weighted Average Common Shares Outstanding:
Basic & Diluted	18,996,827	17,385,947

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

For the Three Months Ended March 31,	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (2,030,380)	$ (321,475)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in Fair Value of Digital Currency	23,012	(13,064)
Depreciation and Amortization	92,512	12,986
Stock Issued for Services and Amortization of Prepaids	1,738,417	179,624
Imputed Interest on Loans	-	548
Changes in assets and liabilities:
Accounts Receivable	104	653
Inventories	(617)	(4,900)
Deposits	(6,000)	-
Accounts Payable and Accrued Expenses	41,202	80,085
Due to Related Parties	-	15,000
Net Cash Used in Operating Activities:	(141,750)	(50,543)

Cash Flows from Investing Activities:
Advances to Related Parties	(742)	(2,515)

Cash Flows from Financing Activities:

Cash Proceeds from Sale of Stock	415,136	-
Proceeds Received from Private Placement Memorandum	356,100	-
Proceeds from Related Parties	-	56,500
Net Cash Provided by Financing Activities:	771,236	56,500

NET CHANGE IN CASH	628,744	3,442

Cash - Beginning of Period	257,746	10,356

Cash - End of Period	$ 886,490	$ 13,798

Supplemental Disclosure of Cash Flow Activities:
Interest	$ -	$ -
Income taxes	$ -	$ -

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

Net Loss per Share:

Net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Common stock equivalents from convertible notes payable and preferred stock were approximately $773,000 and $732,000 at March 31, 2017 and 2016, respectively and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive.

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

The effective income tax rate of 0% for the three months ended March 31, 2017 and 2016 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  For the three months ended March 31, 2017, a tax benefit of approximately $300,000 would have been generated.  For the three months ended March 31, 2016 a tax benefit of approximately $48,000 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of March 31, 2017, the Company had net operating losses of approximately $2,000,000 resulting in a deferred tax asset of approximately $300,000.  As of March 31, 2016, the Company had net operating losses of approximately $320,000 resulting in a deferred tax asset of approximately $48,000.

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

The Company approved a Private Placement Memorandum on October 14, 2016. The total offering proceeds can be up to $1,500,000 by offering 625,000 of the Company’s stock at $2.40 per share. Each unit will consist of 1 (one) share of common stock and 1 (one) warrant. Each warrant entitles the holder to purchase 1(one) common share at the exercise price of $4.00 which expire in January 2020. The offering terminated on December 14, 2016 but can be extended for up to 60 additional days.  At March 31, 2017 and December 31, 2016, the Company had received $356,100 and $197,730, respectively, for a total of $553,830.  At March 31, 2017 all the stock had been issued to investors as required, 230,775 shares common stock.  At December 31, 2016 no stock had yet been issued. Such amount was included in stock subscriptions payable in the accompanying balance sheet at December 31, 2016.

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

13.   Subsequent Events

Common Stock Issued for Services

During the period from April 1, 2017 through May 1, 2017, 163,378 restricted shares were issued for services.

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

Results of Operations

Three Months Ended March 31, 2017 Compared With Three Months Ended March 31, 2016

Revenue for the fiscal quarters ended March 31, 2017 and 2016 was $1,065 and $2,023, respectively. Cost of revenues for the fiscal quarters ended March 31, 2017 and 2016 was $1,099 and $579, respectively. Gross profit (loss) for the fiscal quarters ended March 31, 2017 and 2016 was $(34) and $1,444, respectively.  Net loss for the fiscal quarter ended March 31, 2017 was $2,030,380 compared to net loss of $321,475 for the fiscal quarter ended March 31, 2016.

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

Date:  May 30, 2017

By: /s/ Mike Gravel
Mike Gravel, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Carolyn Merrill
Carolyn Merrill, Chief Financial Officer
(Principal Financial and Accounting Officer)