Form 10-Q
period 2017-06-30
Cannabis Sativa, Inc.
filed 2017-08-14
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2017
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

☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer's Common Stock outstanding as of August 9, 2017 is 20,591,536.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2017	2016

Assets
Current Assets
Cash and Cash Equivalents	$ 441,469	$ 257,746
Digital Currency	21,304	41,191
Accounts Receivable, Net	2,128	2,673
Prepaids	60,082	158,160
Inventories	18,566	9,128

Total Current Assets	543,549	468,898

Property and Equipment, Net	3,534	3,858
Intangible Assets, Net	2,969,960	2,940,968
Goodwill	247,051	247,051
Note Receivable - Related Party	15,742	15,000
Deposits	35,000	35,000

Total Assets	$ 3,814,836	$ 3,710,775

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 180,175	$ 164,258
Stock Subscription Payable	535,172	242,730
Commitments and Contingencies	-	19,000
Due to Related Parties - Short Term	302,793	451,879

Total Current Liabilities	1,018,140	877,867

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; 732,018 issued and outstanding	732	732
Common stock $0.001 par value; 45,000,000 shares authorized; 19,524,367 and 18,645,021 shares issued and outstanding, respectively	19,524	18,645
Additional Paid-In Capital	65,751,392	61,820,910
Accumulated Deficit	(63,154,146)	(59,226,331)

Total Cannabis Sativa, Inc. Stockholders' Equity	2,617,502	2,613,956

Non-Controlling Interest	179,194	218,952

Total Stockholders' Equity	2,796,696	2,832,908

Total Liabilities and Stockholders' Equity	$ 3,814,836	$ 3,710,775

The accompanying notes are an integral part of these condensed consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$ 1,981	$ 15,512	$ 3,046	$ 17,536

Cost of Revenues	2,878	6,745	3,977	7,324

Gross Profit	(897)	8,767	(931)	10,212

Operating Expenses
Professional Fees	970,790	(19,190)	2,797,778	211,579
General and Administrative Expenses	938,674	120,428	1,119,020	221,586

Total Operating Expenses	1,909,464	101,238	3,916,798	433,165

Loss from Operations	(1,910,361)	(92,471)	(3,917,729)	(422,953)

Other (Income) and Expenses
Change in Fair Value of Digital Currency	(3,125)	(35,218)	19,887	(48,281)
Other Income	(18,620)	-	(18,620)	-
Loss on Debt Settlement	36,697	-	36,697	-
Interest Expense	11,880	1,310	11,880	5,366

Total Other (Income) and Expenses, net	26,832	(33,908)	49,844	(42,915)

Loss Before Income Taxes	(1,937,193)	(58,563)	(3,967,573)	(380,038)

Income Taxes	-	-	-	-

Net Loss for the Period	(1,937,193)	(58,563)	(3,967,573)	(380,038)

Loss Attributable to Non-Controlling Interest	(18,510)	-	(39,758)	-

Net Income Loss Attributable To Cannabis Sativa, Inc.	$ (1,918,683)	$ (58,563)	$ (3,927,815)	$ (380,038)

Net Loss for the Period per Common Share:
Basic & Diluted	$ (0.10)	$ (0.00)	$ (0.20)	$ (0.02)

Weighted Average Common Shares Outstanding:
Basic & Diluted	19,325,067	17,414,182	19,196,298	17,404,786

The accompanying notes are an integral part of these condensed consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$ (3,967,573)	$ (380,038)
Adjustments to Reconcile Net Loss for the Period to Net Cash Used in Operating Activities:
Bad Debts	1,000	-
Change in Fair Value of Digital Currency	19,887	(48,281)
Depreciation and Amortization	181,431	13,456
Stock Issued for Services and Amortization of Prepaids	2,893,757	1,263,225
Stock Returned - Legal Settlement	-	(479,558)
Imputed Interest on related party Loans	5,649	1,732
Changes in assets and liabilities:
Accounts Receivable	(455)	(11,439)
Inventories	(9,438)	(3,953)
Prepaids	(3,504)	(545,256)
Employee Advances	-	4
Accounts Payable and Accrued Expenses	1,390	78,329
Stock Payable	490,171	-
Net Cash Used in Operating Activities:	(387,685)	(111,779)

Cash Flows from Investing Activities:
Purchase of Fixed Assets and Intangibles	-	(225)
Purchase of Intangibles	(150,000)	-
Advances to Related Parties	(742)	(3,500)
Net Cash Used in Investing Activities:	(150,742)	(3,725)

Cash Flows from Financing Activities:
Cash Proceed from Sale of Stock	415,136	-
Proceeds Received from Private Placement Memorandum	356,100	-
Advances to Related Parties	(49,086)	(2,515)
Proceeds from Related Parties	-	142,300
Net Cash Provided by Financing Activities:	722,150	139,785

NET CHANGE IN CASH AND CASH EQUIVALENTS	183,723	24,281

Cash and Cash Equivalents - Beginning of Period	257,746	10,356

Cash and Cash Equivalents - End of Period	$ 441,469	$ 34,637

Supplemental Disclosure of Cash Flow Activities:
Interest	$ -	$ -
Income taxes	$ -	$ -

Supplemental Disclosures of Non Cash Activities:
Contribution of Digital Currency	$ -	$ 5,931
Fair Value of Conversion of Amounts Due to Related Party and Accrued Interest	$ 104,469	$ 255,834
Fair Value of Shares Issued for Reduction of Stock Payable	$ 197,730	$ -
Fair value of shares Issued for Accrued Liabilities	$ -	$ 15,000
Fair Value of Shares Issued for Intangibles	$ 60,100	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 and 2016

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

Basis of  Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2016, has been derived from audited consolidated financial statements and the unaudited consolidated financial statements as of June 30, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation.  The consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.  Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results of operations expected for the year ending December 31, 2017.

Principles of Consolidation:

The consolidated financial statements include the accounts of Cannabis Sativa, Inc., and its wholly owned subsidiary; Wild Earth Naturals, Inc., Hi-Brands International, Inc. and Eden Holdings LLC and its 50.1% ownership of iBudtender Inc. (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

Method of Accounting:

The Company maintains its books and prepares its condensed consolidated financial statements on the accrual basis of accounting.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 and 2016

Use of Estimates:

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Such management estimates include the valuation of digital currency, allowance for doubtful accounts, realizability of inventories, valuation of intangible assets, recoverability of long-lived assets and goodwill, and the valuation of equity based instruments. . Actual results could differ from those estimates.

Liquidity

Our operations have been financed primarily through proceeds from notes payable, convertible notes payable, sale of common stock and revenue generated from sales of our products. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception. As of June 30, 2017, we had an accumulated deficit of approximately $63,000,000.

We have raised funds through the issuance of debt and the sale of common stock. We have also issued equity instruments in certain circumstances to pay for services from professionals and consultants. During 2017, a total of $771,236 was raised in gross proceeds from the issuance of common stock.  See Note 9 for additional going concern considerations.

Inventory:

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists of salves, ointments, lotions, creams, balms, and marketing merchandise and is carried at the lower of cost or net realizable value, using first-in, first-out method of determining cost. At June 30, 2017, there was $3,383 in raw materials and $15,183 in finished goods inventory. At December 31, 2016 the Company has $8,783 in raw materials and $345 in finished goods inventory.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 and 2016

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

Net Loss per Share:

Net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Common stock equivalents from convertible notes payable and preferred stock were approximately $857,000 and $732,000 at June 30, 2017 and 2016, respectively and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive.

Revenue Recognition:

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

Digital Currencies Translations and Re-measurements

The Company accounts for digital currencies, which it considers to be an operating asset, at their initial cost and subsequently re-measures the carrying amounts of digital currencies it owns at each reporting period based on their current fair value. The changes in the fair value of digital currencies are included as a component of income or loss from operations. The Company currently classifies digital currencies as a current asset. The Company estimates the equivalency rate of hempcoins to bitcoins to USD from Coinmarketcap.com. The equivalency rate of garycoins to bitcoins to USD is estimated from C-cex.com and Coinmarketcap.com. The Company also estimates a liquidity discount. The equivalency rate obtained from Coinmarket represents a generally well recognized quoted price in an active market for bitcoins, which market and related database are accessible to the Company on an ongoing basis.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 and 2016

Intangible Assets:

Intangible assets are comprised of patents, trademarks, the Company’s “CBDS.com” website domain and intellectual property rights.  The patent is being amortized using the straight-line method over its economic life, which is estimated to be twenty (20) years.  The trademarks are being amortized between 15 and 20 years. CBDS.com website is being amortized using the straight-line method over its economic life, which is estimated to be fifteen (15) years.  The intellectual property rights are being amortized using the straight-line method over its economic life, which is estimated to be between (5 - 15) years.

Stock-Based Compensation:

Stock-based compensation is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. FASB ASC 718 requires all share-based payment to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair values.  That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company has selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards and has recognized compensation costs immediately as our awards are 100% vested.

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

Advertising Expense:

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying consolidated statements of operations. Advertising costs were approximately $397,000 and $32,530 for the six months ended June 30, 2017 and 2016, respectively.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 and 2016

Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect us is classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and related disclosures and had no other impact to the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2017 and 2016.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. As a result of the adoption of this ASU as of January 1, 2017, we have made an entity-wide accounting policy election to account for forfeitures when they occur. There is no cumulative-effect adjustment as a result of the adoption of this ASU as our estimated forfeiture rate prior to adoption of this ASU was 0%. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 and 2016

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS) and are effective for fiscal years after December 15, 2016, including interim periods within those annual periods. The adoption of this ASU as of January 1, 2017 did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

The adoption of this ASU as of January 1, 2017 did not have a material impact on our condensed consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU 2014-15 describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the consolidated financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. The ASU 2014-15 is effective for the annual period ending after December 15, 2016. Early application is permitted. The adoption of this ASU as of January 1, 2017 did not have a material impact on our condensed consolidated financial statements and related disclosures.

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC.  The purpose of the entity is to hold the intellectual property of Cannabis Sativa, Inc.  As of June 30, 2017 and 2016, there has been no activity in the LLC.

3.   Fair Value Measurements

We adopted ASC Topic 820 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 and 2016

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

As of June 30, 2017, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$ 21,304	$ -	$ 21,304	$ -
Total assets measured at fair value - unaudited	$ 21,304	$ -	$ 21,304	$ -

As of December 31, 2016, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$ 41,191	$ -	$ 41,191	$ -
Total assets measured at fair value	$ 41,191	$ -	$ 41,191	$ -

4.  Hempcoins

At June 30, 2017 and December 31, 2016, the Company has possession of approximately 110,000,000 Hempcoins.  Hempcoins are reported as digital currency.  Every 10 Hempcoins are backed by 1 share of Rocky Mountain Inc (RMTN).  At June 30, 2017 and December 31, 2016 the value of Hempcoins was $5,500 and $14,911, respectively, computed by converting first to bitcoin and then to US Dollars. (See Note 1).  100,000,000 hempcoins were contributed to the Company in 2015 by a director with a cost basis of $4,731. Approximately 10,000,000 were earned by the Company during 2015 with a cost basis of $207.

5.  Garycoins

At June 30, 2017 and December 31, 2016, the Company has possession of 900,005,098 cryptocurrency coins named “President Johnson” trading under symbol “GARY,” which were contributed to the Company by a director during 2016 with a cost basis of $5,931.  President Johnson coins are reported as digital currency.  At June 30, 2017 and December 31, 2016 the value of these coins was estimated to be $15,804 and $26,280, respectively, computed by converting to a bitcoin value in US Dollars. (See Note 1).

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 and 2016

6.  Intangibles

Intangible assets consisted of the following at June 30, 2017 and December 31, 2016:

	Unaudited
	June 30,	December 31,
	2017	2016

CBDS.com website (Cannabis Sativa)	$ 13,999	$ 13,999
Intellectual Property Rights (Cannabis Sativa)	2,894,250	2,894,250
Intellectual Property Rights Vaporpenz (White Rabbit)	210,100	-
Intellectual Property Rights (iBudtender)	400,000	400,000
Patents and Trademarks (Cannabis Sativa)	17,348	17,348
Patents and Trademarks (Wild Earth)	4,425	4,425
	3,540,122	3,330,022
Less: Accumulated Amortization	570,162	389,054

Net Intangible Assets	$ 2,969,960	$ 2,940,968

Amortization expense for the six months ended June 30, 2017 and 2016 was $181,108 and $12,946 respectively.  Amortization for each of the next 5 years is $355,660 annually.

Goodwill of $247,051 consisted of the acquisition of iBudtender at June 30, 2017 and December 31, 2016, respectively.

7.  Related Parties

The Company has received advances from related parties and officers of the Company to cover operating expenses.  At June 30, 2017 and December 31, 2016, net amounts due to the related parties were $302,793 and $451,879, respectively. During the six months ended June 30, 2017 and 2016, the Company has imputed interest on these notes at the rates between 5% and 8% per annum and has recorded interest expense related to these balances in the amount of $11,880 and $1,732, respectively.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital.

At June 30, 2017 and December 31, 2016 the Company has a note receivable from a related party in the amount of $15,742 and $15,000, respectively, which is due on demand.

8.  Stockholders’ Equity

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

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 and 2016

Common Stock

During the year ended December 31, 2016 the board of directors approved the issuance of 1,077,433 shares of common stock for services in the amount of $2,721,150.  Approximately $417,000 was recorded as prepaid consulting due to the non-forfeitable nature of the shares issued.  During the six months ended June 30, 2017, the Company amortized approximately $101,583 to professional fees in the accompanying consolidated statement of operations.

During the year ended December 31, 2016 the board of directors approved the issuance of 150,000 shares of common stock to purchase iBudtender Inc., with a fair value of $300,000 (see Note 10).  At June 30, 2017 and December 31, 2016, 50,000 shares have yet to be issued.

The Company approved a Private Placement Memorandum on October 14, 2016. The total offering proceeds can be up to $1,500,000 by offering 625,000 of the Company’s stock at $2.40 per share. Each unit will consist of 1 (one) share of common stock and 1 (one) warrant. Each warrant entitles the holder to purchase 1(one) common share at the exercise price of $4.00 which expire in January 2020. The offering terminated on December 14, 2016 but can be extended for up to 60 additional days.    At March 31, 2017, and December 31, 2016, the Company had received $356,100 and $197,730, respectively, for a total of $553,830.  At March 31, 2017all the stock had been issued to investors totalling, 230,775 shares common stock including the shares underlying the $197,730 included in stock payable at December 31, 2016.  At December 31, 2016 no stock had yet been issued. Such amount was included in stock subscriptions payable in the accompanying balance sheet at December 31, 2016.

During the six months ended June 30, 2017 the board of directors approved the issuance of 515,402 shares of common stock for services rendered in the amount of $2,792,175, including a loss  on settlement of approximately $37,000.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the six months ended June 30, 2017 a related party purchased 80,000 shares common stock for $415,136 in cash.

During the six months ended June 30, 2017 a related party note payable was repaid in the amount of $100,000 plus $4,469 in interest with the issuance of 43,169 shares of common stock per the terms of the note agreement.

During the six months ended June 30, 2017 the Company paid $150,000 and issued 10,000 shares of common stock to purchase intellectual property.  The total investment was valued at $210,100 of which 10,000 shares of common stock issued was valued at 60,100. The Company has recorded the intellectual property rights in intangible assets in the accompanying condensed consolidated balance sheet.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 and 2016

9.  Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company has negative working capital, has incurred operating losses since inception, and has not yet produced significant continuing revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

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

10.  Commitments and Contingencies

Lease

The Company leases an office and warehouse facility in Mesquite, Nevada that serves as the principal executive offices and provides manufacturing and warehouse space. The leased space consists of 908 square feet.  Rent expense for the six months ended June 30, 2017 and 2016 was $7,112 and $631, respectively.  On March 1, 2017, a new lease agreement was signed at a monthly rate of $1,392.  Lease term is for 12 (twelve) months with a renewal option available for an additional 12 (twelve) months.

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

Stock Payable

During the six months ended June 30, 2017, the Company recorded approximately $490,000 of expense related to common stock to be issued for services rendered.

11.   Subsequent Events

Common Stock Issued for Services

During the period from July 1, 2017 through August 1, 2017, 40,000 restricted shares were issued for services provided by the Board of Directors and 1,027,169 restricted shares were issued to acquire 51% of PrestoCorp.

Stock Incentive Plan

On July 28, 2017 the Company filed a Form S-8 registration statement authorizing 3,000,000 shares common stock.  On July 28, 2017, the Company resolved to adopt the Cannabis Sativa, Inc.  2017 Stock Plan.  The purpose of this Plan is to enable the Company, to promote the interests of the Company and its stockholders by attracting and retaining employees, directors and consultants capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their fees or salaries in the form of shares of the Company's common stock.  3,000,000 shares of common stock are registered to this plan at an offering price of $4.40.

PrestoDoctor Acquisition

On July 27, 2017 the Company entered into a Securities Purchase Agreement with Prestocorp to acquire a 51% interest in Prestocorp, operators of the PrestoDoctor telemedicine platform as described in the Form 8-K the Company filed with the SEC on July 31, 2017.

On August 1, 2017, the Company did close on the above transaction and now owns 51% of Prestocorp, a Delaware corporation.  The Company has 75 days from August 1, 2017 to file the Form 8-K/A containing the audited pro forma financial statements of Prestocorp.  As part of the Prestocorp acquisition, the Company issued 1,027,169 restricted shares of the Company’s common stock based upon a share price of $4.4686 per share and purchase price of $4,590,000. Management is evaluating the purchase price allocation of the business combination

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three Months Ended June 30, 2017, compared with the Three Months Ended June 30, 2016

Revenue for the fiscal quarters ended June 30, 2017 and 2016 was $1,981 and $15,512, respectively. Cost of revenues for the fiscal quarters ended June 30, 2017 and 2016 was $2,878 and $6,745, respectively. Gross profit (loss) for the fiscal quarters ended June 30, 2017 and 2016 was $(897) and $8,767, respectively.  Net loss for the fiscal quarter ended June 30, 2017 was $1,937,193 compared to net loss of $58,563 for the fiscal quarter ended June 30, 2016.

Total operating expenses were $1,909,464 for the fiscal quarter ended June 30, 2017 and $101,238 for the fiscal quarter ended June 30, 2016.  The increase of $1,808,226 was due primarily to an increase of $989,980 in professional fees and an increase of $818,246 in general and administrative expenses related to the development of business transactions for the Company.  The bulk of the expenses for both quarters were non-cash transactions where stock was issued for services.  Despite the large net loss amounts for both quarters, because of non-cash transactions, the net cash used in operating activities was $245,935 for the quarter ended June 30, 2017 and $61,236 for the quarter ended June 30, 2016.

Six Months Ended June 30, 2017, compared with the Six Months Ended June 30, 2016

Revenue for the six month periods ended June 30, 2017 and 2016 was $3,046 and $17,536, respectively. Cost of revenues for the six month periods ended June 30, 2017 and 2016 was $3,977 and $7,324, respectively. Gross profit (loss) for the six month periods ended June 30, 2017 and 2016 was $(931) and $10,212, respectively.  Net loss for the six month period ended June 30, 2017 was $3,967,573 compared to net loss of $380,038 for the six month period ended June 30, 2016.

Total operating expenses were $3,916,798 for the six month ended June 30, 2017 and $433,165 for the six month period ended June 30, 2016.  The increase of $3,483,633 was due primarily to an increase of $2,586,199 in professional fees related to the development of business transactions for the Company.  The bulk of the expenses for both six month periods was non-cash transactions.  In the six month period ended June 30, 2017, the primary non-cash transaction was stock issued for services and amortization of prepaids in the amount of $2,893,757.  In the six month period ended June 30, 2016, the primary non-cash transaction was also stock issued for services and amortization of prepaids in the amount of $1,263,225.  Despite the large net loss amounts for both quarters, because of non-cash transactions, the net cash used in operating activities was $387,685 for the six month period ended June 30, 2017 and $111,779 for the six month period ended June 30, 2016.

Liquidity and Capital Resources

As stated above, our operations used $387,685 in cash for the six month period ended June 30, 2017. During the same period, financing activities provided cash of $722,150. Cash provided by financing activities during the period came from cash proceeds from the sale of stock in the amount of $415,136 and cash proceeds from a private offering of stock in the amount of $356,100.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As stated above, we incurred net loss of $1,937,193 and $58,563, respectively for the quarters ended June 30, 2017, and 2016, and had an accumulated deficit of $63,154,147 as of June 30, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  The Company has also issued an aggregate of 230,775 warrants which expire on January 31, 2020.  Each warrant is for the purchase of one share of common stock of the Company at the exercise price of $2.00 per share.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

As of August 11, 2017, the Company had cash on hand of approximately $103,000.  Much of the cash came from financing activities during the first quarter of 2017.  As a result, the Company has sufficient liquidity to meet the immediate needs of our current operations.

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

Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses:

•We have not performed a risk assessment and mapped our processes to control objectives;

•We have not implemented comprehensive entity-level internal controls; and

•We have not implemented adequate system and manual controls.

•We did not employ an adequate number of people to ensure a control environment that would allow for the accurate and timely reporting of the financial statements in accordance with GAAP; and

•We do not have sufficient segregation of duties.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2017.  However, moving forward with the intended addition of additional staff, we believe our current framework will help remedy our material weaknesses.

Changes in Internal Control over Financial Reporting

On June 20, 2017, Donald J. Lundbom joined the Company as its new CFO.  Carolyn Merrill, our prior CFO remains with the Company as our controller.  We believe this change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, will materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2017, the board of directors approved the issuance of 215,402 shares of common stock for services in the amount of approximately $1,100,000.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the quarter ended June 30, 2017 a related party note payable was repaid in the amount of $100,000 plus $4,469 in interest with the issuance of 43,169 shares of common stock.

During the six months ended June 30, 2017 the Company issued 10,000 shares of common stock to purchase an investment valued at $60,100.

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

Cannabis Sativa, Inc.

Date:  August 14, 2017

By: /s/ Mike Gravel
Mike Gravel, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Donald J. Lundbom
Donald J. Lundbom, Chief Financial Officer
(Principal Financial Officer)