Form 10-Q
period 2017-09-30
Cannabis Sativa, Inc.
filed 2017-11-14
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2017
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

☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer's Common Stock outstanding as of November 13, 2017, is 21,203,024.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2017	2016

Assets
Current Assets
Cash and Cash Equivalents	$220,255	$257,746
Digital Currency	30,169	41,191
Accounts Receivable, Net	1,558	2,673
Prepaids	1,125,896	158,160
Inventories	9,286	9,128

Total Current Assets	1,387,164	468,898

Property and Equipment, Net	17,260	3,858
Investment	3,980	-
Intangible Assets, Net	3,838,224	2,940,968
Goodwill	4,719,869	247,051
Note Receivable - Related Party	15,742	15,000
Deposits	35,000	35,000

Total Assets	$10,017,239	$3,710,775

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	$266,407	$164,258
Stock Subscription Payable	968,830	242,730
Commitments and Contingencies	-	19,000
Due to Related Parties	358,266	451,879

Total Current Liabilities	1,593,503	877,867

Total Liabilities	1,593,503	877,867

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; 732,018 issued and outstanding	732	732
Common stock $0.001 par value; 45,000,000 shares authorized; 20,950,142 and 18,645,021 shares issued and outstanding, respectively	20,950	18,645
Additional Paid-In Capital	69,286,707	61,820,910
Accumulated Deficit	(64,214,293)	(59,226,331)

Total Cannabis Sativa, Inc. Stockholders' Equity	5,094,096	2,613,956

Non-Controlling Interest	3,329,640	218,952

Total Stockholders' Equity	8,423,736	2,832,908

Total Liabilities and Stockholders' Equity	$10,017,239	$3,710,775

The accompanying notes are an integral part of these condensed consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$121,400	$6,707	$124,446	$24,243

Cost of Revenues	69,144	1,243	73,121	8,567

Gross Profit	52,256	5,464	51,325	15,676

Operating Expenses
Professional Fees	1,074,065	341,569	3,871,843	553,148
General and Administrative Expenses	120,143	115,275	1,239,163	336,861

Total Operating Expenses	1,194,208	456,844	5,111,006	890,009

Loss from Operations	(1,141,952)	(451,380)	(5,059,681)	(874,333)

Other (Income) and Expenses
Change in Fair Value of Digital Currency	(8,865)	18,176	11,022	(30,105)
Other Income	-	-	(18,620)	-
Loss on Debt Settlement	-	-	36,697	-
Interest Expense	-	1,798	11,880	7,164

Total Other (Income) and Expenses, net	(8,865)	19,974	40,979	(22,941)

Loss Before Income Taxes	(1,133,087)	(471,354)	(5,100,660)	(851,392)

Income Taxes	-	-	-	-

Net Loss for the Period	(1,133,087)	(471,354)	(5,100,660)	(851,392)

Loss Attributable to Non-Controlling Interest	(72,940)	-	(112,698)	-

Net Loss Attributable To Cannabis Sativa, Inc.	$(1,060,147)	$(471,354)	$(4,987,962)	$(851,392)

Net Loss for the Period per Common Share:
Basic & Diluted	$(0.05)	$(0.03)	$(0.26)	$(0.05)

Weighted Average Common Shares Outstanding:
Basic & Diluted	19,764,630	18,235,494	19,547,119	17,704,875

The accompanying notes are an integral part of these condensed consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(5,100,660)	$(851,392)
Adjustments to Reconcile Net Loss for the Period to Net Cash Used in Operating Activities:
Bad Debt	1,000	-
Change in Fair Value of Digital Currency	11,022	(30,105)
Depreciation and Amortization	323,838	39,231
Stock Issued for Services and Amortization of Prepaids	4,034,930	1,570,124
Stock Returned - Legal Settlement	-	(479,558)
Imputed Interest on Related Party Loans	5,649	3,509
Changes in assets and liabilities:
Accounts Receivable	115	(10,100)
Inventories	(158)	(3,953)
Prepaids	(70,171)	(465,893)
Employee Advances	-	(33)
Accounts Payable and Accrued Expenses	155,497	59,415
Commitments and Contingencies	(19,000)	-
Net Cash Used in Operating Activities:	(657,938)	(168,755)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(5,695)	(225)
Cash Acquired in Merger	8,714	4,238
Cash Purchase of Investment - Shona Banda	(3,980)	-
Purchase of Intangibles	(150,000)	-
Advances to Related Parties	(742)	(15,000)
Net Cash Used in Investing Activities:	(151,703)	(10,987)

Cash Flows from Financing Activities:
Cash Proceed from Sale of Stock	415,136	-
Proceeds Received from Private Placement Memorandum	356,100	-
Advances to Related Parties	(49,086)	(6,015)
Proceeds from Related Parties	50,000	251,300
Net Cash Provided by Financing Activities:	772,150	245,285

NET CHANGE IN CASH AND CASH EQUIVALENTS	(37,491)	65,543

Cash and Cash Equivalents - Beginning of Period	257,746	10,356

Cash and Cash Equivalents - End of Period	$220,255	$75,899

Supplemental Disclosures of Non Cash Investing and Financing Activities:
Contribution of Digital Currency	$ -	$5,931
Fair Value of Conversion of Amounts Due to Related Party and Accrued Interest	$100,086	$255,834
Fair Value of Shares Issued for Reduction of Stock Payable	$379,900	$ -
Shares Issued for Accrued Liabilities	$ -	$15,000
Fair Value of Shares Issued for Intangibles	$60,100	$ -
Fair Value of Shares and NCI Issued for Purchase of PrestoCorp	$5,463,202	$ -
Fair Value of Shares Issued for Services in Prepaid Expenses	$1,000,000	$ -
Adjustment to purchase price of iBudTender	$163,386	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

1. Organization and Summary of Significant Accounting Policies:

Nature of Corporation:

Ultra Sun Corp (the “Company,” “we” or “our”) was incorporated under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.   Our wholly-owned subsidiary Kush was acquired by us in June 2014 in exchange for shares of our common stock.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. (“Wild Earth”) was acquired by us in July 2013 in exchange for shares of our common stock.  From our inception through September 30, 2013 we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name “Sahara Sun Tanning.”  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013, we sold the assets of the tanning salon business to a third party.  As a result of our acquisition of Kush in June 2014, along with our Wild Earth operations we are now engaged in the developing and promoting of natural cannabis products.  On November 2, 2015, Kush was spun out of the Company.  On August 8, 2016, the Company entered into a securities purchase agreement with iBudtender Inc. to purchase 50.1% of iBudtender Inc.  On July 27, 2017, the Company entered into a securities purchase agreement with PrestoCorp to purchase 51% of PrestoCorp.

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2016, has been derived from audited consolidated financial statements and the unaudited consolidated financial statements as of September 30, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation.  The consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.  Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results of operations expected for the year ending December 31, 2017.

Principles of Consolidation:

The consolidated financial statements include the accounts of Cannabis Sativa, Inc., and its wholly owned subsidiaries; Wild Earth Naturals, Inc., Hi-Brands International, Inc., Eden Holdings LLC and its 50.1% and 51% ownership of iBudtender Inc and PrestoCorp, respectively, (collectively the “Company”).  All significant inter-company balances have been eliminated in consolidation.

Method of Accounting:

The Company maintains its books and prepares its condensed consolidated financial statements on the accrual basis of accounting.

Use of Estimates:

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Such management estimates include the valuation of digital currency, allowance for doubtful accounts, realizability of inventories, valuation of intangible assets in connection with business combinations, recoverability of long-lived assets and goodwill, and the valuation of equity based instruments. Actual results could differ from those estimates.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

Liquidity

Our operations have been financed primarily through proceeds from notes payable, convertible notes payable, sale of common stock and revenue generated from sales of our products and services. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception. As of September 30, 2017, we had an accumulated deficit of approximately $64,000,000.

We have raised funds through the issuance of debt and the sale of common stock. We have also issued equity instruments in certain circumstances to pay for services from officers, professionals and consultants. During 2017, a total of $771,236 was raised in gross proceeds from the issuance of common stock.   See Note 9 for the Company’s plan for the future.

Inventory:

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists of salves, ointments, lotions, creams, balms, and marketing merchandise and is carried at the lower of cost or net realizable value, using first-in, first-out method of determining cost. At September 30, 2017, there was $9,036 in raw materials and $250 in finished goods inventory. At December 31, 2016 the Company has $8,783 in raw materials and $345 in finished goods inventory.

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

Net Loss per Share:

Net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Common stock equivalents from convertible notes payable, warrants and preferred stock were approximately 732,000 and 732,000 at September 30, 2017 and 2016 and are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive.

Revenue Recognition:

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

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

Advertising Expense:

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying consolidated statements of operations. Advertising costs were approximately $172,400 and $77,900 for the nine months ended September 30, 2017 and 2016, respectively.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date by one year for public entities and others. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 for public business entities, certain not-for-profit entities, and certain employee benefit plans. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08 which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 which clarifies the principle for determining whether a good or service is “separately identifiable” and, therefore, should be accounted for separately. In May 2016 the FASB issued ASU 2016-12 which clarifies the objective of the collectability criterion. A separate update issued in May 2016 clarifies the accounting for shipping and handling fees and costs as well as accounting for consideration given by a vendor to a customer. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.

We plan to adopt the standard on January 1, 2018. We currently believe that once we do adopt this standard, we will use the modified retrospective approach. Under the modified approach, an entity recognizes “the cumulative effect of initially applying the ASU as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application” (revenue in periods presented in the consolidated financial statements before that date is reported under guidance in effect before the change). Using this approach, an entity applies the guidance in the ASU to existing contracts (those for which the entity has remaining performance obligations) as of, and new contracts after, the date of initial application. The ASU is not applied to contracts that were completed before the effective date (i.e., an entity has no remaining performance obligations to fulfill). Entities that elect the modified approach must disclose an explanation of the impact of adopting the ASU, including the consolidated financial statement line items and respective amounts directly affected by the standard’s application.

While we are still currently assessing the impact of the new standard, our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. The timing of revenue recognition for these product sales are not materially impacted by the new standard. However, we are utilizing a comprehensive approach to assess the impact of the guidance on our current contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. We continue to make significant progress on the potential impact on our accounting policies and internal control processes including system readiness. In addition, we will update certain disclosures, as applicable, included in our filings pursuant to the Securities Exchange Act of 1934, as amended, to meet the requirements of the new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. We plan to adopt the standard on January 1, 2019. We are currently assessing the impact that the new standard will have on our consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

Recent Accounting Pronouncements - continued:

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect us is classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. The adoption of this ASU did not have a material impact on our condensed consolidated financial position, results of operations and related disclosures and had no other impact to the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2017 and 2016.

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

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

Recent Accounting Pronouncements - continued:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date by one year for public entities and others. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 for public business entities, certain not-for-profit entities, and certain employee benefit plans. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08 which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 which clarifies the principle for determining whether a good or service is “separately identifiable” and, therefore, should be accounted for separately. In May 2016 the FASB issued ASU 2016-12 which clarifies the objective of the collectability criterion. A separate update issued in May 2016 clarifies the accounting for shipping and handling fees and costs as well as accounting for consideration given by a vendor to a customer. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.

We plan to adopt the standard on January 1, 2018. We currently believe that once we do adopt this standard, we will use the modified retrospective approach. Under the modified approach, an entity recognizes “the cumulative effect of initially applying the ASU as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application” (revenue in periods presented in the consolidated financial statements before that date is reported under guidance in effect before the change). Using this approach, an entity applies the guidance in the ASU to existing contracts (those for which the entity has remaining performance obligations) as of, and new contracts after, the date of initial application. The ASU is not applied to contracts that were completed before the effective date (i.e., an entity has no remaining performance obligations to fulfill). Entities that elect the modified approach must disclose an explanation of the impact of adopting the ASU, including the consolidated financial statement line items and respective amounts directly affected by the standard’s application.

While we are still currently assessing the impact of the new standard, our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. The timing of revenue recognition for these product sales are not materially impacted by the new standard. However, we are utilizing a comprehensive approach to assess the impact of the guidance on our current contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. We continue to make significant progress on the potential impact on our accounting policies and internal control processes including system readiness. In addition, we will update certain disclosures, as applicable, included in our filings pursuant to the Securities Exchange Act of 1934, as amended, to meet the requirements of the new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. We plan to adopt the standard on January 1, 2019. We are currently assessing the impact that the new standard will have on our consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities.

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

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC.  The purpose of the entity is to hold the intellectual property of Cannabis Sativa, Inc.  As of September 30, 2017 and 2016, there has been no activity in the LLC.

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, accounts payable and accrued liabilities, approximate fair value given their short term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.

As of September 30, 2017, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$30,169	$-	$30,169	$-
Total assets measured at fair value - unaudited	$30,169	$-	$30,169	$-

As of December 31, 2016, assets and liabilities measured at fair value on a recurring basis were as follows:

	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$41,191	$-	$41,191	$-
Total assets measured at fair value	$41,191	$-	$41,191	$-

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

4.  Hempcoins

At September 30, 2017 and December 31, 2016, the Company has possession of approximately 110,000,000 Hempcoins.  Hempcoins are reported as digital currency.  Every 10 Hempcoins are backed by 1 share of Rocky Mountain Inc (RMTN).  At September 30, 2017 and December 31, 2016 the value of Hempcoins was $14,365 and $14,911, respectively, computed by converting first to bitcoin and then to US Dollars. (See Note 1).  100,000,000 hempcoins were contributed to the Company in 2015 by a director with a cost basis of $4,731. Approximately 10,000,000 were earned by the Company during 2015 with a cost basis of $207.

5.  Garycoins

At September 30, 2017 and December 31, 2016, the Company has possession of 900,005,098 cryptocurrency coins named “President Johnson” trading under symbol “GARY,” which were contributed to the Company by a director during 2016 with a cost basis of $5,931.  President Johnson coins are reported as digital currency.  At September 30, 2017 and December 31, 2016 the value of these coins was estimated to be $15,804 and $26,280, respectively, computed by converting to a bitcoin value in US Dollars and adjusted for estimated liquidity limitations. (See Note 1).

6.  Intangibles

Intangible assets consisted of the following at September 30, 2017 and December 31, 2016:

	Unaudited
	September 30,	December 31,
	2017	2016

CBDS.com website (Cannabis Sativa)	$ 13,999	$ 13,999
Intellectual Property Rights (Cannabis Sativa)	2,894,250	2,894,250
Intellectual Property Rights Vaporpenz (Cannabis Sativa)	210,100	-
Intellectual Property Rights (iBudtender)	330,000	400,000
Intellectual Property Rights (PrestoDr)	1,080,000	-
Patents and Trademarks (Cannabis Sativa)	17,348	17,348
Patents and Trademarks (Wild Earth)	4,425	4,425
	4,550,122	3,330,022
Less: Accumulated Amortization	(711,898)	(389,054)

Net Intangible Assets	$ 3,838,224	$ 2,940,968

Amortization expense for the nine months ended September 30, 2017 and 2016 was $322,844 and $12,946 respectively.  Amortization for each of the next 5 years is $1,323,600 annually.

Goodwill of $4,719,869 consists of $336,667 and $247,051 from the acquisition of iBudtender at September 30, 2017 (as adjusted based on final purchase price allocation) and December 31, 2016, respectively and $4,383,202 and $-0- from the acquisition of PrestoCorp at September 31, 2017 and December 31, 2016, respectively.

The following summary approximates goodwill adjustments during the nine months ended September 30, 2017:

Beginning Balance	$ 247,051
PrestoCorp	4,383,202
iBudtender	89,616
Ending Balance	$ 4,719,869

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

7.  Related Parties

The Company has received advances from related parties and officers of the Company to cover operating expenses.  At September 30, 2017 and December 31, 2016, net amounts due to the related parties were $358,266 and $451,879, respectively. During the nine months ended September 30, 2017 and 2016, the Company has imputed interest on these advances at the rates between 5% and 8% per annum and has recorded interest expense related to these balances in the amount of $11,880 and $3,509, respectively.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital.

At September 30, 2017 and December 31, 2016 the Company has a note receivable from a related party in the amount of $15,742 and $15,000, respectively, which is due on demand.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

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

Common Stock

During the year ended December 31, 2016, the board of directors approved the issuance of 1,077,433 shares of common stock for services in the amount of $2,721,150.  Approximately $158,000 was recorded as prepaid consulting due to the non-forfeitable nature of the shares issued.  During the nine months ended September 30, 2017, the Company amortized approximately $111,000 to professional fees in the accompanying consolidated statement of operations.

During the year ended December 31, 2016 the board of directors approved the issuance of 150,000 shares of common stock to purchase iBudtender Inc., with a fair value of $300,000 (see Note 10).  At September 30, 2017 and December 31, 2016, 50,000 shares have yet to be issued.

The Company approved a Private Placement Memorandum on October 14, 2016. The total offering proceeds can be up to $1,500,000 by offering 625,000 of the Company’s stock at $2.40 per share. Each unit will consist of 1 (one) share of common stock and 1 (one) warrant. Each warrant entitles the holder to purchase 1 (one) common share at the exercise price of $4.00 which expire in January 2020. The offering terminated on December 14, 2016 but can be extended for up to 60 additional days.  At March 31, 2017 and December 31, 2016, the Company had received $356,100 and $197,730, respectively, for a total of $553,830.  At March 31, 2017, all the stock had been issued to investors, totaling 230,775 shares common stock including the $197,730 included in stock payable at December 31, 2016.  At December 31, 2016 no stock had yet been issued. Such amount was included in stock subscriptions payable in the accompanying balance sheet at December 31, 2016.

During the nine months ended September 30, 2017, the board of directors approved the issuance of 914,008 shares of common stock for services rendered from January 2017 to October 2019 in the amount of $4,069,484, including a loss on settlement of approximately $37,000.  Of the above stock issuances, approximately $1,000,000 was recorded as prepaids in the accompanying balance sheet and is being amortized over the related service period.  Approximately $-0- was amortized during the nine months ended September 30, 2017.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the nine months ended September 30, 2017, a related party purchased 80,000 shares common stock for $415,136 in cash.

During the nine months ended September 30, 2017, a related party note payable was repaid in the amount of $100,000 plus $4,469, in interest with the issuance of 43,169 shares of common stock, per the terms of the note agreement.

During the nine months ended September 30, 2017, the Company paid $150,000 and issued 10,000 shares of common stock to purchase intellectual property.  The total investment was valued at $210,100 of which the 10,000 shares of common stock issued was valued at $60,100.  The Company has recorded the intellectual property rights in intangible assets in the accompanying condensed consolidated balance sheet.

During the nine months ended September 30, 2017, the Company issued 1,027,169 shares of common stock to purchase intellectual property.  The total investment was valued at $5,463,202 The Company has recorded the intellectual property rights in intangible assets in the accompanying condensed consolidated balance sheet.  See Note 11.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

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

10.  Commitments and Contingencies

Lease

The Company leases an office and warehouse facility in Mesquite, Nevada that serves as the principal executive offices and provides manufacturing and warehouse space. The leased space consists of 908 square feet.  Rent expense for the nine months ended September 30, 2017 and 2016 was $11,288 and $6,945 respectively.  On March 1, 2017, a new lease agreement was signed at a monthly rate of $1,392.  Lease term is for 12 (twelve) months with a renewal option available for an additional 12 (twelve) months.

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

Stock Payable

During the nine months ended September 30, 2017 the Company recorded approximately $969,000 of stock payable related to common stock to be issued.  The following summary approximates the activity of stock payable during the nine months ended September 30, 2017:

Beginning Balance, 12/31/16	$ 243,000
Additions	1,106,000
Issuances	(380,000)
Ending Balance, 9/30/17	$ 969,000

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

11.  Purchase of PrestoCorp

Effective August 1, 2017, the Company purchased 51% voting interest in PrestoCorp.  The Company can issue PrestoCorp 1,027,169 shares of common stock valued at approximately $3,500,000.  In exchange, PrestoCorp issued 2,550 shares of its common stock to the Company.   The purchase price includes an earn-out based on future performance of PrestoCorp if certain revenue and income milestones are achieved.

The following summarizes the transaction with PrestoCorp at closing on August 1, 2017:

Cash	$ 8,714
Prepaid Assets	8,565
Property & Equipment, Net	8,702
Intellectual Property	1,080,000
Goodwill	4,383,202
Total Assets	$ 5,489,183

Accounts Payable & Accrued Exps	(20,507)
Fair value of NCI	(3,130,000)
Due to – Related Parties	(5,473)

Net Purchase	$ 2,333,203

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as a business to consumer web portal and app, analyses of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The fair values of the identified intangible assets related to Intellectual Property and Goodwill and the Company has preliminarily recorded the purchase price of the identified intangible assets and is amortizing such assets over their estimated useful lives ranging from 5-10 years.  The goodwill of $4,383,202 arising from the purchase of PrestoCorp consists largely of the synergies and economies of scale expected from combining the operations of the Company and PrestoCorp. None of the goodwill recognized is expected to be deductible for income tax purposes. The fair value of the non-controlling interest is based on the estimated fair value, net of discounts for lack of marketability and control.  The establishment of the allocation to goodwill and identifiable intangible assets requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired are based on estimates and assumptions from data currently available.

The following unaudited supplemental pro forma information for the nine months ended September 30, 2017 and the year ended December 31, 2016 assumes the acquisition of PrestoCorp had occurred as of January 1, 2017 and 2016, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of PrestoCorp, been operated as part of the Company since January 1, 2017 and 2016.

	September 30, 2017	December 31, 2016
Revenues	$ 680,000	$ 546,642
Expenses	5,040,000	3,978,474
Net Loss	$ (5,720,000)	$ (3,431,832)

The following table sets forth the components of identified intangible assets associated with the Acquisition and its estimated useful life:

	Fair Value	Useful Life
Technology: Website & App	$520,000	5 Years
Customer Base	300,000	10 Years
Marketing Related	260,000	10 Years
Total Intangible Assets	$1,080,000

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

12.  Subsequent Events

Common Stock Issued for Services

During the period from October 1, 2017 through November 14, 2017, 64,083 shares were issued for services provided by the Board of Directors and 238,799 shares were issued to vendors for services.

On November 6, 2017, the Company issued 1,000 shares of Presto Corp. Series A Preferred Stock (“Series A”) for sponsorship and advertising services.  The Series A have a liquidation value of $1,000 per share and are convertible into an aggregate of 332,447 shares of the Company’s common stock.  The term of the agreement is through October 2019.  The Company will compensate the vendor in connection with various introductory services.

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

Corporate History

We were incorporated under the laws of Nevada in November 2005.  We acquired a wholly-owned subsidiary named Kush, a Nevada corporation, in June 2014 in exchange for shares of our common stock.  Since November 2015, Kush has been spun off and is no longer a subsidiary of the Company.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. ("Wild Earth") was acquired by us in July 2013 in exchange for shares of our common stock.  We acquired a 50.1% interest in our subsidiary iBudtender, Inc., including its wholly owned subsidiary iBudtender, LLC, a California limited liability company (collectively, “iBudtender”) in August of 2016 in exchange for cash and shares of our common stock. On July 27, 2017, we acquired a 51% interest in PrestoCorp, a Delaware corporation, in exchange for shares of our common stock.  From our inception through September 30, 2013, we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name "Sahara Sun Tanning."  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013, we sold the assets of the tanning salon business to a third party.

Description of Our Business

We are engaged in the research, development, acquisition and licensing of specialized natural cannabis related products, including cannabis formulas, edibles, topicals, strains, recipes and delivery systems.  We also are engaged in marketing and branding within the cannabis space, including with our trademark pending “hi” brand and others. We hold a license for a proprietary cannabis lozenge delivery methodology, and a proprietary cannabis trauma cream formula.  We have recently been awarded a U.S. patent for a strain of cannabis plant named Ecuadorian Sativa (also referred to as CTS-A or CTA).  We also have U.S. patents pending on cannabis based compositions and methods of treating hypertension and a lozenge delivery system. Our online portal iBudtender (www.ibudtender.com) offers information and patient reviews on marijuana dispensaries, cannabis businesses, marijuana strains, edibles, concentrates and products. iBudtender’s software has been designed to help cannabis patients find cannabis products that are right for them.  Through its 51% owned subsidiary PrestoCorp, the Company operates an online telemedicine service that allows patients to use secure and confidential video conference technology to speak with a licensed physician for a medical marijuana evaluation. PrestoCorp currently offers its services in California and Nevada and is actively targeting expansion into additional states where medical marijuana is legal.

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

Results of Operations

Three Months Ended September 30, 2017, compared with the Three Months Ended September 30, 2016

Revenue for the fiscal quarters ended September 30, 2017 and 2016 was $121,400 and $6,707, respectively. Cost of revenues for the fiscal quarters ended September 30, 2017 and 2016 was $69,144 and $1,243, respectively. Gross profit for the fiscal quarters ended September 30, 2017 and 2016 was $52,256 and $5,464, respectively.  Net loss for the fiscal quarter ended September 30, 2017 was $1,133,087 compared to net loss of $471,354 for the fiscal quarter ended September 30, 2016.  The increase in revenue and the corresponding increase in gross profit was a result of the acquisition of a 51% interest in PrestoCorp, a Delaware corporation, on July 27, 2017.

Total operating expenses were $1,194,208 for the fiscal quarter ended September 30, 2017 and $456,844 for the fiscal quarter ended September 30, 2016.  The increase of $737,364 was due primarily to an increase of $732,496 in professional fees related to the development of business transactions for the Company.  The bulk of the expenses for both quarters were non-cash transactions where stock was issued for services.  Despite the large net loss amounts for both quarters, because of non-cash transactions, the net cash used in operating activities was $270,253 for the quarter ended September 30, 2017 and $56,976 for the quarter ended September 30, 2016.

Nine Months Ended September 30, 2017, compared with the Nine Months Ended September 30, 2016

Revenue for the nine month periods ended September 30, 2017 and 2016 was $124,446 and $24,243, respectively. Cost of revenues for the nine month periods ended September 30, 2017 and 2016 was $73,121 and $8,567, respectively. Gross profit for the nine month periods ended September 30, 2017 and 2016 was $51,325 and $15,676, respectively.  Net loss for the nine month period ended September 30, 2017 was $5,100,660 compared to net loss of $851,392 for the nine month period ended September 30, 2016.  The revenue increase and its corresponding impact on gross profit is also the result of the acquisition of an interest in PrestoCorp as explained earlier.

Total operating expenses were $5,111,006 for the nine month ended September 30, 2017 and $890,009 for the nine month period ended September 30, 2016.  The increase of $4,220,997 was due primarily to an increase of $3,318,695 in professional fees related to the development of business transactions for the Company.  The bulk of the expenses for both nine month periods was non-cash transactions.  In the nine month period ended September 30, 2017, the primary non-cash transaction was stock issued for services and amortization of prepaids in the amount of $3,199,481.  In the nine month period ended September 30, 2016, the primary non-cash transaction was also stock issued for services and amortization of prepaids in the amount of $1,570,124.  Despite the large net loss amounts for both quarters, because of non-cash transactions, the net cash used in operating activities was $657,938 for the nine month period ended September 30, 2017 and $168,755 for the nine month period ended September 30, 2016.

Compensation of Officers and Certain Employees and Consultants.

In order to conserve the cash assets of the Company, the compensation of all officers and certain employees and consultants is paid solely in shares of the Company’s common stock.  Therefore stock sale transactions by these individuals may occur on a normal and recurring basis for them to realize the liquidity they need that would otherwise result from cash compensation.

Also, the Company has restructured its compensation plan for officers, employees, and certain consultants as fixed annual dollar amounts rather than in fixed numbers of shares. This will provide the Company a more predictable, controllable, and lower compensation expense. These compensation obligations will be paid using the Company’s common stock.

Liquidity and Capital Resources

As stated above, our operations used $657,938 in cash for the nine month period ended September 30, 2017. During the same period, financing activities provided cash of $772,150. Cash provided by financing activities during the period came from cash proceeds from the sale of stock in the amount of $415,136 and cash proceeds from a private offering of stock in the amount of $356,100.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As stated above, we incurred net loss of $5,100,660 and $851,392, respectively for the nine month periods ended September 30, 2017, and 2016, and had an accumulated deficit of $64,214,293 as of September 30, 2017.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  The Company has also issued an aggregate of 230,775 warrants which expire on January 31, 2020.  Each warrant is for the purchase of one share of common stock of the Company at the exercise price of $2.00 per share.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

As of November 14, 2017, the Company had cash on hand of approximately $90,000.   As a result, the Company has

sufficient liquidity to meet the immediate needs of its current operations.

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

Management identified the following material weaknesses:

We have not performed a risk assessment and mapped our processes to control objectives;

We have not implemented comprehensive entity-level internal controls; and

We have not implemented adequate system and manual controls.

We did not employ an adequate number of people to ensure a control environment that would allow for the accurate and timely reporting of the financial statements in accordance with GAAP; and

We do not have sufficient segregation of duties.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2017.  However, moving forward with the intended addition of additional staff, we believe our current framework will help remedy our material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2017, the board of directors approved the issuance of 398,606 shares of common stock for services in the amount of approximately $1,316,184.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the quarter ended September 30, 2017, the Company issued 1,027,169 shares of common stock to purchase intellectual property.  The total investment was valued at $5,463,202.

Each of the issuances of stock set forth above in this Item 2 was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the issuance of the shares did not involve any public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document

3.1(1)	3	Articles of Incorporation
3.2(1)	3	Bylaws
31.1	31	Section 302 Certification of Principal Executive Officer
31.2	31	Section 302 Certification of Principal Financial Officer
32.1	32	Section 1350 Certification of Principal Executive Officer
32.2	32	Section 1350 Certification of Principal Financial Officer
101.INS(2)		XBRL Instance Document
101.SCH(2)		XBRL Taxonomy Extension Schema
101.CAL(2)		XBRL Taxonomy Extension Calculation Linkbase
101.DEF(2)		XBRL Taxonomy Extension Definition Linkbase
101.LAB(2)		XBRL Taxonomy Extension Label Linkbase
101.PRE(2)		XBRL Taxonomy Extension Presentation Linkbase

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

Date:  November 14, 2017

By: /s/ Mike Gravel
Mike Gravel, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Donald J. Lundbom
Donald J. Lundbom, Chief Financial Officer
(Principal Financial Officer)