Form 10-K
period 2017-12-31
Cannabis Sativa, Inc.
filed 2018-04-04
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2017

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

The market value of the voting and non-voting common stock was $54,549,324 based on 12,511,313 shares held by non-affiliates.    The shares were valued at $4.36 per share, that being the closing price on June 30, 2017, the last business day of the registrant’s most recently completed second quarter.

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

As of April 2, 2018, there were 20,952,777 (including 412,226 net amount shares held in escrow that are not considered outstanding for financial reporting purposes) shares of the issuer’s common stock outstanding.

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

None.

CANNABIS SATIVA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2017

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to: the ability of the Company to locate business opportunities for acquisition or participation by the Company; the terms of the Company’s acquisition of or participation in a business opportunity; the operating and financial performance of any business opportunity following its acquisition or participation by the Company and the risk factors described herein under the caption “Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

Part I

Item 1.  Description of Business

Company Background

Cannabis Sativa, Inc., formerly named Ultra Sun Corporation was incorporated under laws of Nevada in November, 2005.  We conduct some of our operations through our subsidiaries Wild Earth Naturals, Inc., a Nevada corporation, iBudtender, Inc., a Colorado corporation, Eden Holdings LLC, a Virginia limited liability company, Kubby Patent and Licenses, Limited Liability Company, a Texas limited liability company and Hi Brands International Inc., a Nevada corporation.  We acquired a wholly-owned subsidiary named Kush, a Nevada corporation, in June 2014 in exchange for shares of our common stock.  Since November 2015, Kush has been spun off and is no longer a subsidiary of the Company.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. ("Wild Earth") was acquired by us in July 2013 in exchange for shares of our common stock.  We acquired a 50.1% interest in our subsidiary iBudtender, Inc., including its wholly owned subsidiary iBudtender, LLC, a California limited liability company (collectively, "iBudtender") in August of 2016 in exchange for cash and shares of our common stock. Effective August 1, 2017, we acquired a 51% interest in PrestoCorp, a Delaware corporation, in exchange for shares of our common stock.  From our inception through September 30, 2013, we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name "Sahara Sun Tanning."  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013, we sold the assets of the tanning salon business to a third party.

Our common stock is quoted for trading on the OTC Market QB under the symbol CBDS.

Our principal executive offices are located at 1646 W. Pioneer Blvd., Suite 120, Mesquite, Nevada  89027. Our telephone number is (702) 346-3906.

Business Strategy

We are engaged in the research, development, acquisition and licensing of specialized cannabis related products, including cannabis formulas, edibles, topicals, strains, recipes and delivery systems.  We also are engaged in marketing and branding within the cannabis space, including our trademark pending "hi" brand and others. We hold a license for a proprietary cannabis lozenge delivery methodology, and a proprietary cannabis trauma cream formula.  We have recently been awarded a U.S. patent for a strain of cannabis plant named Ecuadorian Sativa (also referred to as CTS-A or CTA).  We also have U.S. patents pending on cannabis-based compositions and methods of treating hypertension and a lozenge delivery system. We plan to license our intellectual property, including patents, branding and know-how to companies licensed under, and in full compliance with, state regulations applicable to cannabis businesses.

Through our iBudtender subsidiary, we are in the technology space with proprietary software, and an application (the “iBudtender App”) focused on sharing information between cannabis products, patients and businesses, which application we plan releasing in 2018. The iBudtender App will feature patient reviews, nutritional information, directions, warnings, local availability and more.  We intend to monetize this technology through advertisements, business to business sales and additional technology offerings.

Through its 51% owned subsidiary PrestoCorp, the Company operates a proprietary online telemedicine service that allows patients to use secure a confidential video conference technology to speak with a licensed physician for a medical marijuana evaluation. PrestoCorp currently offers its services in California, Nevada and New York and is actively targeting expansion into additional states where medical marijuana is legal.

In addition to licensing, branding and technology, we have the ability to offer, free of charge to patients, mainstream medical prescription discount cards, for which the Company will receive a small percentage on each prescription refill with the hi Benefits Discount Pharmacy Card. The Company has yet to receive monies from prescription refills but expects to do so once cards are distributed and the program implemented.  Furthermore, the Company continues to seek the acquisition of companies, intellectual property and other assets that fit within the company's strategic plan of assembling a portfolio of cannabis industry related businesses that have a high growth potential and are accretive to shareholder value.

Wild Earth Naturals, Inc.

Wild Earth Naturals, Inc. is an herbal skin care products formulation and marketing company that targets the growing natural health care products market in the United States and abroad.  We develop and manufacture high-quality, herbal based skin care products providing healthier choices to consumers.  We use specialized ingredient mixing processes to produce plant glycerite/mineral herbal blends and oil extractions, which we believe will be unique to the natural health products industry.  The ingredients for our products are and will continue to be selected to meet a number of criteria, including, but not limited to: safety, potency, purity, stability, bio-availability, and efficacy.  We plan to control the quality of our products beginning at the formulation stage and continuing through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling.

iBudtender

iBudtender (www.ibudtender.com) is an online portal that offers information and patient reviews on marijuana dispensaries, cannabis businesses, marijuana strains, edibles, concentrates and products.

iBudtender's software has been designed to help cannabis patients find cannabis products that are right for them via patient reviews, nutritional information, directions, warnings and local availability; and order it locally for pickup or delivery. The iBudtender business platform for dispensary owners, delivery services owners and manufacturers is designed to increase business as well as promote data sharing in an effort to help patients find the best and most effective products.

PrestoCorp

PrestoCorp (“PrestoDoctor”), is an online telemedicine platform providing access to knowledgeable physicians for a safe and confidential way to get a medical marijuana recommendation using secure video conferencing technology (https://prestodoctor.com).  Appointments through PrestoDoctor's website are generally completed in 10-15 minutes, and can be scheduled and completed in the same day. This convenience eliminates the need for patients to travel to a clinic. More than 40,000 users have registered to consult with PrestoDoctor's 15+ licensed physicians across the United States. PrestoDoctor currently offers services in California, Nevada and New York, and is actively targeting expansion into multiple additional states in the coming months.

Eden Holdings LLC

Eden Holdings LLC ("Eden Holdings") was formed under the laws of Virginia as a wholly owned subsidiary of the Company.  Eden Holdings was formed on August 8, 2014, for the purpose of holding the intellectual property of the Company.  As of December 31, 2017 and 2016, there has been no activity in Eden Holdings.

Hi Brands International Inc.

On February 6, 2015, the Company formed Hi Brands International Inc., a Nevada Corporation and wholly owned subsidiary of the Company ("Hi Brands").  On February 25, 2015, Hi Brands entered into a Purchase, Supply and Joint Venture Agreement (the "Agreement"), with Centuria Natural Foods, Inc. ("Centuria") whereby Cannabis Sativa would market Centuria's proprietary CBD (Cannabidiol) Rich Hemp Oil products.  No business was ever transacted under the Agreement.  The Agreement was terminated on October 6, 2016, by the mutual consent of the parties.  As of December 31, 2017 and 2016, there has been no activity in Hi Brands other than the execution of and the termination of the Agreement.

Kubby Patent and Licenses, Limited Liability Company ("KPAL").

KPAL is a Texas limited liability company which holds the Company's U.S. patent for a strain of cannabis plant named "Ecuadorian Sativa" (also known as CTS-A and CTA) and patent applications on cannabis-based compositions and methods of treating hypertension and a lozenge delivery system.  During the year ended December 31, 2016, the U.S. Patent and Trademark issued a patent to KPAL for the Ecuadorian Sativa strain of cannabis.

Perceived Cannabis Industry Trends

We believe the cannabis industry will be characterized by the following principal trends: an increased emphasis on high quality products; an increased emphasis on scientific validation for products in the market place; more liberal regulation in regard to cannabis, even under the current administration as states' rights continue to emerge; more consolidation, take-over, and buy-out of companies in the retail, wholesale, and supply side channels; more mainstream companies entering the marketplace; and more funded research on the potential long-term health benefits of cannabis as well as its potential curative properties.

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

Products

Proprietary Cannabis Strain. The Company owns a patented cannabis sativa plant strain known as Ecuadorian Sativa or "CTA".  The Company intends to further research the CTA strain and to ultimately monetize this intellectual property through licensing agreements in conjunction with state medical marijuana laws as well as establish business relationships with scientific research organizations to develop agricultural biologic applications based upon specific plant strain research and development methodologies.

Lozenges and Edibles. The Company owns intellectual property (recipes and process/methods) for use in medical marijuana edibles and lozenges.  The Company's proprietary lozenge is unlike other edibles of which may take up to an hour or more to take effect. Based upon preliminary results, our lozenges generally take effect within a period of five to 15 minutes.  We believe the rapid acting characteristics of our lozenges will overcome a major issue with cannabis consumption, which has been the need to inhale cannabis in order to receive a rapid response.  In addition to the lozenges, we have other forms of edibles under development.

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

Clothing and Merchandise. We offer Wild Earth Naturals and "hi" branded logo men's and women's fashion tee shirts and sweatshirts from American Apparel, as well as caps and coffee mugs through the Company's www.wildearthnaturals.com website.

hi Benefits Discount Pharmacy Card.  The hi Benefits Discount Pharmacy Card offers unlimited use with any pharmacy in the network, never expires and is easily and instantly activated. Members can save 10%-70% on prescriptions. Membership is free and there is no need for a physical card, a member can use a digital image saved on a smartphone, or can print a card if preferable. Prescriptions are accepted at many pharmacies including Rite Aid, CVS, Costco and Target.

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

Marketing & Distribution

Market Conditions in the Cannabis Industry

Our target markets are those where states have legalized the production and use of cannabis.  Eight states plus the District of Columbia have approved ballot measures to legalize cannabis for adult recreational use.  As of December 31, 2017, 29 U.S. states, the District of Columbia and the territories of Guam and Puerto Rico have legalized the use of cannabis for medical use in some form. However, it may take multiple years for a state to establish regulations and for cannabis businesses to begin generating revenue from operations in a given state.

Non-Infused Products and Merchandise

We launched our wildearthnaturals.com website in August 2013, employing high quality graphic artists and designers. We use social media, primarily Facebook, to drive traffic to our websites.  Our online stores at www.wildearthnaturals.com are producing sales at this time.

During 2018, we plan to utilize direct business to business sales, internet advertising, social media market, and trade show participation to generate sales leads, orders and to entry into leading retailers and wholesalers throughout the U.S.  No assurances can be given that we will be successful in such efforts.

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

Technology

The competition against our information technology platform iBudtender.com and the iBudtender App, both of which will be released in 2018, include companies such as Weedmaps, Leafly, MassRoots, and Leafstrain.  Competition in the information technology market for cannabis is growing rapidly and many of our competitors are have more experience and greater financial resources than do we. As a company with limited capital resources, we may be at a competitive disadvantage in a rapidly changing information technology market.

Raw Materials and Suppliers

Our products are produced using ingredients that we believe to be readily available from several sources. We purchase our raw materials from a number of different vendors. Our apparel and merchandise are procured through Printful.com.

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

We are also pursuing the "hi" mark in several categories filed with the U.S. Patent and Trademark Office. An objection has been filed by Tweed Corporation which wishes to use the mark on apparel. Settlement talks are ongoing.  The Company uses (or licenses) the "hi" branding for skin care products, edibles (infused and non-infused), apparel and branded merchandise.

We hold a Federal trademark on the name and stylized branding of "Wild Earth Naturals".  We have acquired the following registered U.S. Trademarks: Cannabis*Sativa(R), DISPENSARxY(R), and CannaRx(R). The IP identifiers are Cannabis*Sativa(R), Registration Number 4,868,622, DISPENSARxY(R), Registration Number 4,642,830 and CannaRx(R), Registration Number 4,725,687. The Marks are registered in CL 35 under Goods and Services.  No assurance can be given that such steps as the company has and will take will provide sufficient protection against potential competitors and we may be unable to successfully assert our intellectual property rights or these rights may be invalidated, circumvented or challenged.  Any such invalidity, particularly with respect to our product names, or a successful intellectual property challenge or infringement proceeding against us, could have a material adverse effect on our business.

Effect of Existing or Probable Governmental Regulations on the Business

Cannabis is currently a Schedule I controlled substance under the Controlled Substances Act (CSA) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the "DOJ") defines Schedule I controlled substances as "the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence." If the federal government decides to enforce the CSA, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine, even though these persons are in compliance with state law.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis.  The new administration under President Trump could decide to strongly enforce the federal laws applicable to cannabis. See Justice Department Memo on Marijuana Enforcement discussed below.  Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government.

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

Justice Department Memo on Marijuana Enforcement

Because of the inconsistencies in federal and state law, on January 4, 2018, the Department of Justice (DOJ) issued a memo on federal marijuana enforcement policy announcing what it deemed to be a return to the rule of law and the rescission of previous guidance documents which would include the so called Cole Memorandum. Since the passage of the Controlled Substances Act in

1970, Congress has generally prohibited the cultivation, distribution, and possession of marijuana.  In the memorandum, Attorney General Jeff Sessions directs all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. The DOJ asserts this return to the rule of law is also a return of trust and local control to federal prosecutors who know where and how to deploy Justice Department resources most effectively to reduce violent crime, stem the tide of the drug crisis, and dismantle criminal gangs.

"It is the mission of the Department of Justice to enforce the laws of the United States, and the previous issuance of guidance undermines the rule of law and the ability of our local, state, tribal, and federal law enforcement partners to carry out this mission," said Attorney General Jeff Sessions. "Therefore, today's memo on federal marijuana enforcement simply directs all U.S. Attorneys to use previously established prosecutorial principles that provide them all the necessary tools to disrupt criminal organizations, tackle the growing drug crisis, and thwart violent crime across our country."

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in and ensure that our activities do not interfere with any of the enforcement priorities of the Department of Justice.

Research and Development

We plan to continue to conduct research and development activities with an initial focus on the following:

• Identify and research new strains of cannabis and combinations of cannabis and cannabinoid nutrients that may be candidates for new products;

• Identify and research products, including intellectual property, that will benefit enhance or benefit the cannabis industry, from cultivation to consumers;

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

Number of Total Employees and Number of Full Time Employees

As of March 26, 2018, we had 1 employee, not including our 5 executive officers who receive no cash salary.  Our employees are not represented by unions and we consider our relationship with our employees to be good. The Company also has relationships with several independent contractors who provide services to the Company on a regular and on-going basis.

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

The Company also leases an office in Nevada for $1,500 per month, an office space in New York for $800 per month, and office space in San Francisco, California for $2,800 per month

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments.

None

Item 3.  Legal Proceedings.

We are not a party to any material legal proceedings and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted on the OTCQB by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “CBDS”.  Set forth below are the high and low closing bid prices for our common stock for each quarter of 2016 and 2017.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2016 through March 31, 2016	$3.73	$0.30

April 1, 2016 through June 30, 2016	$2.60	$1.52

July 1, 2016 through September 30, 2016	$3.32	$1.69

October 1, 2016 through December 31, 2016	$8.25	$2.94

January 1, 2017 through March 31, 2017	$9.50	$5.45

April 1, 2017 through June 30, 2017	$6.45	$3.22

July 1, 2017 through September 30, 2017	$4.95	$2.61

October 1, 2017 through December 31, 2017	$8.20	$2.61

On March 23, 2018, the stock closed at $3.95.

Holders of Record

On March 26, 2018, there were 60 holders of record of our common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

No Dividends

No dividends have ever been paid on our securities, and we have no current plans to pay dividends in the foreseeable future.

Equity Compensation Plan

During 2017, the Company adopted the Cannabis Sativa, Inc. 2017 Stock Plan which authorizes the board of directors to issue up an aggregate of 3,000,000 shares of common stock to allow the Company to compensate employees and consultants from time to time by issuing them shares of

Company common stock in return for services provided to the Company rather than paying for the services in cash thereby depleting the cash assets of the Company.  Under the plan there were no set issuances of stock to which any party is entitled.  Distributions are only allowed pursuant to the discretion of the board of directors if and when it is in the best interest of the Company to make any distribution.

Transfer Agent

Colonial Stock Transfer Co., Inc., 66 Exchange Place, Suite 100, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2017, the Company issued 194,674 shares of restricted common stock to officers and consultants.

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

Results of Operations

Fiscal year ended December 31, 2017 compared with fiscal year ended December 31, 2016

Revenue for the fiscal years ended December 31, 2017 and 2016 was $317,985 and $29,168, respectively. Cost of revenues for the fiscal years ended December 31, 2017 and 2016 was $154,451 and $27,321, respectively. Gross profit for the fiscal years ended December 31, 2017 and 2016 was $163,534 and $1,847, respectively.  The increase in each of the numbers for 2017 is primarily a result of the acquisition of a 51% interest in PrestoCorp as of August 1, 2017, and the impact of the business operations of PrestoCorp on the business operations of the Company

Net loss for the fiscal year ended December 31, 2017 was $7,811,489 compared to net loss of $3,154,599 for the fiscal year ended December 31, 2016.  The increase resulted from higher marketing and advertising costs, increased utilization of consulting services, as well as a significant increase in value of the stock issued for compensation of management, consultants, board members, and attorneys.

Total operating expenses were $8,010,622 for the fiscal year ended December 31, 2017 and $2,831,417 for the fiscal year ended December 31, 2016.  The bulk of the expenses for both years were paid using the Company’s common stock and therefore required no cash.  In 2017, consulting and legal services were incurred in the amount of $4,729,452.  In 2016, the large non-cash transaction was also stock issued for services in the amount of $2,643,067.  Despite the large net loss amounts for both years, because of non-cash transactions, the net cash used in operating activities was $1,162,732 for 2017 and $252,018 for 2016.

A large part of the operating expenses totaling $8,010,622 for the fiscal year ended December 31, 2017, was comprised of payments to consultants, directors, and management for services rendered to the Company.  Most consultants were paid in fixed amounts of stock.  When our stock price rose during the fiscal year ended December 31, 2017, the associated expense for services rose also as the stock was issued for compensation as agreed.  Compensation agreements with consultants have now been revised and are now payable in stock based on fixed dollar amounts rather than fixed number of shares.  Because of this, we project our operating expenses for those services will be lower by approximately one-half in the 2018 fiscal year.

Liquidity and Capital Resources

As stated above, our operations used $800,883 in cash for the year ended December 31, 2017. During the same year, financing activities provided cash of $1,042,370. Cash required during 2017 came from cash proceeds from issuance of notes payable in the amount of $321,714 and cash proceeds from sales of restricted stock in the amount of $969,227.

As stated above, our operations used $252,018 in cash for the year ended December 31, 2016. During the same year, financing activities provided cash of $558,773. Cash required during 2016, came from loan proceeds from related parties in the amount of $368,781 and cash proceeds from a private offering of stock in the amount of $197,730.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net loss of $7,811,489 and $3,154,599, respectively, for the years ended December 31, 2017 and 2016 and had an accumulated deficit of $66,790,415 as of December 31, 2017.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  The Company also has outstanding warrants that upon potential exercise could bring funding into the Company.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

As of March 26, 2018, the Company had cash on hand of $90,154.  Much of the cash came from financing activities during 2017.  As a result, the Company has sufficient liquidity to meet the immediate needs of our current operations.  Cash represents cash deposits held at financial institutions. Cash is held at major financial institutions and insured by the Federal Deposit Insurance Corporation (FDIC) up to federal insurance limits.

Off Balance Sheet Arrangements

None

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.  The Company is a “smaller reporting company.”

Item 8.  Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016

Consolidated Statement of Other Comprehensive Loss for the Year Ended December 31, 2017

Consolidated Statements of Changes in Stockholders’ Equity from January 1, 2016 through

  December 31, 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounts and Financial Disclosure

None

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

Our management, including our chief executive officer, chief financial officer and chief accounting officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting as follows: lack of timely closing of books and ability to get accounting information and schedules to our auditors in a timely manner.  A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Additionally, management identified the following material weaknesses:

•We have not performed a risk assessment and mapped our processes to control objectives;

•We have not implemented comprehensive entity-level internal controls;

•We have not implemented adequate system and manual controls;

•We did not employ an adequate number of people to ensure a control environment that would allow for the accurate and timely reporting of the consolidated financial statements in accordance with GAAP; and

•We do not have sufficient segregation of duties.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017.  However, moving forward with the addition of the additional staff mentioned, we believe our current framework will help remedy our material weaknesses.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
Mike Gravel	88	2015	CEO and Director
David Tobias	66	2014	President, Secretary and Director
Catherine Carroll	77	2014	Treasurer and Director
Stephen Downing	79	2014	Director
Deborah Goldsberry	51	2015	Director
Trevor Reed	54	2016	Director
Donald J. Lundbom	66	2017	CFO and Chief Accounting Officer

Certain biographical information with respect to our executive officers and directors.

Mike Gravel.  Mike Gravel, retired, served as a U.S. Senator from Alaska from 1969 to 1981.  Senator Gravel sat on the Finance, Interior, Environmental and Public Works committees, and chaired the Energy, Water Resources, Buildings and Grounds and Environmental Pollution subcommittees.  Senator Gravel is best known for his work on the Vietnam War.  He filibustered for five months which contributed to the end of the military draft.  He challenged the U.S. Government by releasing the Pentagon Papers.  When the Nixon administration refused to allow the New York Times to publish information on the Pentagon Papers, Senator Gravel attempted to read the entire 7,000 pages of the document into the Senate record. The Supreme Court blocked his attempt.  Senator Gravel then wrote The Senator Gravel Edition, The Pentagon Papers in 1971.  He again had to go before the Supreme Court and received a ruling that affected the Speech and Debate Clause of the Constitution.  In retirement, Gravel has written two books, Jobs and More Jobs, and Citizen Power.  Senator Gravel served as a director of Kush, Inc. (“Kush”) from March 2013 to July 2014, prior to its acquisition by the Registrant.

David Tobias.  Mr. Tobias has served as President of Wild Earth Naturals, Inc. since May, 2013.  He also served as the President of Hemp, Inc. from August 2011 to January 9, 2014.  Prior to that, from October 2009 until May 2011, Mr. Tobias held the position of Vice President at Medical Marijuana Inc. where he was instrumental in bringing forward and culminating the merger between CannaBank and Medical Marijuana, Inc. He was earlier Sales Manager for Tulsa custom builder Xcite Homes, from October 2008 to August 2009. Among other qualifications, Mr. Tobias brings to the Board executive leadership experience, including his service as a president of a public company, along with extensive entrepreneurial experience. Mr. Tobias also has a keen sense of the social, political, and economic environment in which the company operates.

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

Deborah Goldsberry. Ms. Goldsberry’s business affiliations during the past six years include the following:

Works as Executive Director for Magnolia Wellness of Oakland, California where she is responsible for operations and management. She has worked for Magnolia since February 2014, and in this position from October 2014 to the present.

Works as a business consultant for Liana Limited of Oakland, California where she is responsible for policy analysis and advocacy work, and public relations and outreach to clients. She also consults on a variety of medical marijuana and related projects.

Ms. Goldsberry is a long-time medical cannabis activist. She has hands-on experience having pioneered the highly acclaimed Berkeley Patients Group in Berkeley, California and Magnolia Wellness in Oakland, California. As an activist, Ms. Goldsberry co-founded several industry non-profit organizations, including Americans for Safe Access, the Medical Cannabis Safety Council, and Cannabis Action Network. She is a former board member at California

NORML and the Marijuana Policy Project. She was twice named Freedom Fighter of the Month by HIGH TIMES, as well as Freedom Fighter of the Year at the 2011 Cannabis Cup in Amsterdam. Ms. Goldsberry was also honored with NORML’s Paula Sabine Award for the importance of women in leadership in ending marijuana prohibition.

Ms. Goldsberry’s thirty years of experience in the medical cannabis industry and her high-profile work in the cannabis industry in California is a natural fit as the Company prepares to expand its reach in the California medical cannabis community.

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

Donald J. Lundbom.  Mr. Lundbom has more than 30 years’ experience in progressively responsible financial and business management positions including Corporate Controller and Vice President of Finance in divisions of three Fortune 500 companies. He has also served as the Chief Operating Officer of a private homebuilder and developer with revenues of $100 million.  During the last ten years Mr. Lundbom has served as a consulting CFO and business advisor to clients in manufacturing and distribution; healthcare delivery; and engineering. His business expertise is focused in business planning and analysis, operations, finance and accounting, mergers and acquisitions, and international.  Mr. Lundbom holds B.S. and MBA degrees from Auburn University and is a certified public accountant licensed in the state of Alabama. He completed Columbia University’s post-graduate Executive Leadership Education program; has been active in angel investment groups; and has taught management accounting at the university level and for a national entrepreneurial program.

The following is a brief description of the specific experience and qualifications, attributes or skills of each director that led to the conclusion that such person should serve as a director of the Company.

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

Family Relationships

There are no family relationships between any of our officers and directors.

Term of Office

The term of office of each director is one year and until his or her successor is elected at the Registrant's annual stockholders' meeting and is qualified, subject to removal by the stockholders.  The term of office for each officer is for one year and until his or her successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.  Mr. Tobias and Ms. Carroll assumed their respective offices and positions in connection with the Wild Earth acquisition in July 2013.   Except as noted below, our other officers and directors assumed their respective offices and positions in connection with the Kush acquisition in June 2014.  Mike Gravel and David Tobias have served as directors since 2014 and 2013, respectively.  However, Mike Gravel was appointed CEO and David Tobias was appointed President of the Company on March 29, 2016.  Donald Lundbom was elected CFO on June 20, 2017.

Board of Directors

Our board of directors consists of six persons, three of whom are "independent" within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace.  The three that are not independent are officers of the Company.

Our board of directors has designated an audit committee comprised of two independent directors.  The two directors who serve on this committee are Stephen Downing and Trevor Reed.  The board of directors does not have an independent "financial expert" because it does not believe the scope of the Company's activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, our securities are not at this time listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

The board of directors has designated a compensation committee comprised of two independent directors.  The two directors who serve on this committee are Stephen Downing and Trevor Reed.  To date, the Company has not engaged independent compensation consultants to determine or recommend the amount or form of executive or director compensation.

The Company does not have a standing nominating committee and the Company's Board of Directors performs the functions that would customarily be performed by a nominating committee.  The Board of Directors does not believe a separate nominating committee is required at this time due to the limited resources of the Company.  The Board of Directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

Director Meetings

Generally, the Company’s Board of Directors held meetings every two weeks during 2017. At almost every meeting every director was in attendance.

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

During the past ten years none of our directors, executive officers, promoters or control persons was:

1.the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC.  Officers, directors, and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file.  Based solely on a review of the copies of such reports furnished to us, we believe that three of the six directors need to file a Form 3.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and principle financial officer in all capacities for the fiscal years ended December 31, 2017 and 2016.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000 other than Mr. Tobias , Mr. Gravel, Mr. Lundbom and Ms. Carroll as set forth in the table.

Summary Compensation Table

Name and Position	Year	Salary($)	Stock Awards	Total($)
	2017	$0	$391,809(2)	$391,809
Mike Gravel, CEO (1)	2016	$0	$353,424(2)	$353,424
	2017	$0	$633,809(3)	$633,809
David Tobias, President and Secretary (1)	2016	$0	$384,992(3)	$384,992

	2017	$36,000	$290,855	$326,855(6)
Catherine Carroll, CFO and Treasurer (4)	2016	$0	$279,480(5)	$279,480

Carolyn Merrill, Controller (7)	2017	$0	$63,661	$63,661
Donald J. Lundbom, CFO, CAO (8)	2017	$0	$ 278,936	$ 278,936

(1)  Mr. Gravel was appointed CEO on March 29, 2016.  Mr. Tobias served as interim CEO from January 1, 2016, through March 29, 2016 .  During 2016 and 2017, Mr. Tobias also served as the President of the Company.

(2)  Mr. Gravel was awarded 143,232 common shares of which 20,000 were for service as a member of the board of directors.   The amount for 2017 does not include stock that was awarded for services as a member of the board of directors.

(3)  Mr. Tobias was awarded 141,827 common shares of which 20,000 were for service as a member of the board of directors.  The amount for 2017 does not include stock that was awarded for services as a member of the board of directors.

(4)  During 2016, Ms. Carroll served the entire year as CFO.  She resigned her position as CFO on January 30, 2017, and now focuses her efforts on her responsibilities as Treasurer and Director of the Company as well as keeping the books of the Company.

(5)  During 2016, Ms. Carroll was awarded 74,071 common shares of which 20,000 were for service as a member of the board of directors.

(6)  Reported compensation for Ms. Carroll for 2017 was for services as CFO for the 30 days in 2017 that Ms. Carroll served in that capacity and for her services as treasurer, a position she served in for the entire year.   The amount for 2017 does not include stock that was awarded for services as a member of the board of directors.

(7)  During 2017 Ms. Merrill served as CFO from January 30, 2017, through June 20, 2017, and for those services was paid the compensation indicated.

(8)  During 2017 Mr. Lundbom served as CFO from June 20, 2017, through December 31, 2017, and for those services was paid $278,000 in common stock.

We do not have any retirement, pension or profit sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

Our directors are issued shares of common stock quarterly for their service on the board or directors.  As of September 30, 2017 the Directors are issued $10,000 of shares quarterly and the Chairman is issued $12,500 of shares quarterly.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 2, 2018, the number of shares of our common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of our issued and outstanding shares of common stock, and by each of our officers and directors, and by all officers and directors as a group.  On such date, there were 20,952,777 issued and outstanding shares of our common stock, which includes 50,000 shares payable but not issued to iBudtender and does not include 462,226 shares held in escrow pending performance on the PrestoCorp contingent compensation agreement.  As of such date, we had 732,018 shares of preferred stock issued and outstanding that are convertible into shares of common stock on a share for share basis.  Unless indicated otherwise, the address for any shareholder is the same as the address of the Registrant.

Name and Address of Beneficial Owner Principal Stockholders	Amount of Direct Ownership	Amount of Indirect Ownership	Total Beneficial Ownership	Percentage of Class
Sadia Barrameda P.O. Box 1363 Discovery Bay, CA 94505	661,046	4,278,712(1)	4,939,758	23.1%
New Compendium Corp P.O. Box 1363 Discovery Bay, CA 94505	3,555,074(2)	723,252(3)	4,278,712	20.0%
David Tobias	4,070,287(4)	0	4,070,287	19.1%
Officers and Directors
David Tobias	4,070,287 (4)	0	4,070,287	19.1%
Catherine Carroll	242,981	0	242,981	1.1%
Mike Gravel	136,827	0	136,827	*
Stephen Downing	13,283	0	13,283	*
Deborah Goldsberry	7,627	0	7,627	*
Trevor Reed	17,627	0	17,627	*
Donald J. Lundbom	10,679	0	10,679	*
All Officers and Directors as a Group (7 persons)	4,499,311	0	4,499,311	21.1%

(1) Ms. Barrameda is deemed to be the beneficial owner of the 4,278,712 shares owned by New Compendium Corporation as a result of her status as an officer, director and sole stockholder of New Compendium.  She is also the beneficial owner of 723,252 shares owned by Honeysuckle Research, Inc. since New Compendium owns 92% of Honeysuckle Research, Inc.

(2) Of the 3,555,074 shares indicated, 3,413,490 are common shares and 141,584 are preferred shares that may be converted into common shares on a share for share basis.

(3) New Compendium is the beneficial owner of 723,252 shares owned by Honeysuckle Research, Inc. since New Compendium owns 92% of Honeysuckle Research, Inc.

(4) Of the 4,070,287 shares indicated, 3,626,492 are common shares and 443,795 are preferred shares that may be converted into common shares on a share for share basis.

* Less than 1%.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2017 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses.  As of December 31, 2017, net advances to the Company were $623,093.  The Company has imputed interest on these sums at the rate of 5% per annum and has recorded interest expense related to these balances in the amount of $12,704 during 2017.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company.  If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

Item 14.  Principal Accounting Fees and Services

The following table presents aggregate fees that were billed or expected to be billed for the fiscal years ended December 31, 2017, and 2016, for professional services rendered by Hall & Company, Inc. and Scrudato & Co., PA:

	Hall &Co 2017	Hall & Co 2016	Scrudato 2016
Audit Fees	$70,500	$60,500	$6,000
Audit-Related Fees	$39,000	-	-
Tax Fees	$1,300	-	-
Other Fees	-	-	-
Total	$110,800	$60,500	$6,000

“Audit Fees” represents fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provided in connection with statutory and regulatory filings and engagements and consents.

“Audit-Related Fees” represent fees for professional services provided in connection with the audit of the financial statements of Presto Corp.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

It is the policy of the Company for all work performed by our principal accountant to be approved in advance by our audit committee. All of the services described above in this Item 14 were approved in advance by our audit committee or by our Board of Directors for engagements prior to the formation of our audit committee.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

2.1	2	Agreement and Plan of Reorganization among Ultra Sun Corporation, Ultra Merger Corp. and Wild Earth Naturals, Inc., dated as of July 12, 2013*	Incorporated by Reference(1)
2.2	2	Articles of Merger among Ultra Merger Corp. and Wild Earth Naturals dated as of July 12, 2013	Incorporated by Reference(1)
2.3	2	Plan of Merger among Ultra Merger Corp. and Wild Earth Naturals dated as of July 12, 2013	Incorporated by Reference(1)
3.1	3	Articles of Incorporation	Incorporated by Reference(2)
3.2	3	Bylaws	Incorporated by Reference(2)
10.1	10	Consulting Agreement dated July 12, 2013 between Ultra Sun Corporation and Neil Blosch	Incorporated by Reference(1)
10.2	10	Form of Convertible Promissory Notes dated as of April 22, 2013 and Schedule of Notes Beneficially Owned by Officers, Directors and Principal Stockholders as of July 15, 2013	Incorporated by Reference(1)
10.3	10	Offer for Purchase and Sale of Business and Assets Between LST Utah, LLC and the Registrant dated August 23, 2013 and related agreements	Incorporated by Reference(3)
10.4	10	Noncompetition Agreement among the Registrant, David Tobias and LST Utah, LLC dated as of September 27, 2013.	Incorporated by Reference(3)
23.1	23	Auditor Consent relative to S-1 and S-8 registration statements
31.1	31	Section 302 Certification of Chief Executive Officer	This Filing
31.2	31	Section 302 Certification of Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive Officer	This Filing
32.2	32	Section 1350 Certification of Chief Financial Officer	This Filing
101.INS(4)		XBRL Instance Document	This Filing
101.SCH(4)		XBRL Taxonomy Extension Schema	This Filing
101.CAL(4)		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF(4)		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB(4)		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE(4)		XBRL Taxonomy Extension Presentation Linkbase	This Filing

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

Cannabis Sativa, Inc.
(Registrant)

Dated: April 4, 2018	By: /s/ Mike Gravel
Mike Gravel
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mike Gravel
Dated: April 4, 2018	Mike Gravel
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Donald J. Lundbom
Dated: April 4, 2018	Donald J. Lundbom
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Catherine Carroll
Dated: April 4, 2018	Catherine Carroll
Director

/s/ David Tobias
Dated: April 4, 2018	David Tobias
Director

/s/ Stephen Downing
Dated: April 4, 2018	Stephen Downing
Director

/s/ Deborah Goldsberry
Dated: April 4, 2018	Deborah Goldsberry
Director

/s/ Trevor Reed
Dated: April 4, 2018	Trevor Reed
Director

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Cannabis Sativa, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannabis Sativa, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Hall & Company

We have served as the Company’s auditor since 2017

Irvine, CA

April 4, 2018

CANNABIS SATIVA, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets
Current Assets
Cash and Cash Equivalents	$175,857	$257,746
Digital Currency	230,169	41,191
Accounts Receivable, Net	3,813	2,673
Prepaids	1,083,769	158,160
Inventories	8,511	9,128

Total Current Assets	1,502,119	468,898

Property and Equipment, Net	10,600	3,858
Intangible Assets, Net	2,853,059	2,940,968
Goodwill	3,346,869	247,051
Deposits	—	35,000
Note Receivable - Related Party	—	15,000

Total Assets	$7,712,647	$3,710,775

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	$108,153	$164,258
Commitments and Contingencies	—	19,000
Stock Subscriptions Payable	767,603	242,730
Due to Related Parties	623,093	451,879

Total Current Liabilities	1,498,849	877,867

Total Liabilities	1,498,849	877,867

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; 732,018 issued and outstanding	732	732
Common stock $0.001 par value; 45,000,000 shares authorized; 20,803,216 and 18,645,021 shares issued and outstanding, respectively	20,803	18,645
Additional Paid-In Capital	70,782,434	61,820,910
Accumulated Other Comprehensive Income	188,978	—
Accumulated Deficit	(66,790,415)	(59,226,331)

Total Cannabis Sativa, Inc. Stockholders' Equity	4,202,532	2,613,956

Non-Controlling Interest	2,011,266	218,952

Total Stockholders' Equity	6,213,798	2,832,908

Total Liabilities and Stockholders' Equity	$7,712,647	$3,710,775

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

Revenues	$317,985	$29,168

Cost of Revenues	154,451	27,321

Gross Profit	163,534	1,847

Operating Expenses
Impairment Expense	980,944	9,760
Professional Fees	4,729,452	2,136,788
General and Administrative Expenses	2,300,226	684,869

Total Operating Expenses	8,010,622	2,831,417

Loss from Operations	(7,847,088)	(2,829,570)

Other (Income) and Expenses
Change in Fair Value of Derivative		1,621
Change in Fair Value of Digital Currency	—	(30,056)
Other Income	(48,303)	—
Interest Expense	12,704	353,464

Total Other (Income) and Expenses	(35,599)	325,029

Loss Before Income Taxes	(7,811,489)	(3,154,599)

Income Taxes	—	—

Net Loss	(7,811,489)	(3,154,599)

Loss Attributable to Non-Controlling Interest	(247,405)	(21,223)

Net Loss Attributable To Cannabis Sativa, Inc.	$(7,564,084)	$(3,133,376)

Net Loss per Common Share:
Basic & Diluted Continuing Operations	$(0.38)	$(0.18)

Weighted Average Common Shares Outstanding:
Basic & Diluted	19,924,108	17,866,631

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

For the Year Ended December 31, 2017

Net Loss	$(7,811,489)

Other comprehensive income – change in fair value	188,978

Comprehensive loss	(7,622,511)

Add net loss attributable to the noncontrolling interest	(247,405)

Add other comprehensive loss attributable to noncontrolling interest	-

Comprehensive Loss Attributable to
Cannabis Sativa, Inc.	$(7,869,916)

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,811,489)	$(3,154,599)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Bad Debt	15,000	9,800
Change in Fair Value of Derivative		1,621
Change in Fair Value of Digital Currency	—	(30,057)
Interest Expense Derivatives and Discounts	—	179,467
Impairment	980,944	9,760
Depreciation and Amortization	549,305	361,932
Loss on Debt Settlement	—	—
Stock Issued for Services and Amortization of Prepaids	3,732,886	2,643,067
Stock Returned - Legal Settlement	—	(479,558)
Imputed Interest on Related Party Loans	5,649	9,716
Changes in assets and liabilities:
Accounts Receivable	(1,140)	(12,473)
Inventories	617	15,809
Prepaids	(29,864)	(33)
Deposits	35,000	(35,000)
Stock Payable	1,748,873
Accounts Payable and Accrued Expenses	(26,664)	228,530
Commitments and Contingencies	—	—
Net Cash Used in Operating Activities:	(800,883)	(252,018)

Cash Flows from Investing Activities:
Net Cash Paid in Acquisition	—	(44,365)
Purchase of Fixed Assets	(9,598)	—
Purchase of Intangibles	(150,000)	—
Note Receivable - Related Party	—	(15,000)
Net Cash Provided by (Used in) Investing Activities:	(159,598)	(59,365)

Cash Flows from Financing Activities:
Cash Proceed from Sale of Stock	771,156	197,730
Proceeds from issuances of notes payable – related parties	321,714	368,781
Payment of notes payable – related parties	(50,500)	(7,738)
Net Cash Provided by Financing Activities:	1,042,370	558,773

NET CHANGE IN CASH	(81,889)	247,390

Cash and Cash Equivalents - Beginning of Year	257,746	10,356

Cash and Cash Equivalents - End of Year	$175,857	$257,746

Supplemental Disclosure of Cash Flow Activities:
Interest	12,704	$(2,078)
Income taxes	$—	$—

Supplemental Disclosures of Non Cash Activities:
Contribution of Digital Currency		$5,931
Change in Fair Value of Digital Currency	$188,978
Conversion of Debt to Equity		$387,663
Fair Value of Derivatives Reclassified to Additional Paid-In-Capital		$82,523
Intangibles Acquired	$870,100	$400,000
Common stock Issued Upon Conversion of Note Payable	$104,710	$35,000
Common Stock Issued for Prepaid Consulting	$1,592,692	$417,000
Common Stock Issued for Stock Payable	$1,224,000
Ibudtender purchase price adjustment	$89,616
Goodwill Acquired in Acquisition	$3,519,202	$247,051

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31 2017 AND 2016

	Preferred Stock		Common Stock		Additional	Other			Total
	$ .001 Par		$ .001 Par		Paid-In	Comprehensive	Accumulated	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance - January 1, 2016	732,018	$ 732	$ 17,374,738	$ 17,375	$ 58,609,455		$ (56,092,955)	$ 894	$ 2,535,501

Shares Issued for Services	—	—	1,077,433	1,077	2,720,073		—	—	2,721,150
Conversion of Debt to Equity	—	—	299,298	299	572,664		—	—	572,963
Imputed Interest on Loans	—	—	—	—	9,716		—	—	9,716
Stock Returned	—	—	(256,448)	(256)	(479,302)		—	—	(479,558)
Conversion of Debt to Equity Derivative Change	—	—	—	—	82,523		—	—	82,523
Investment in Gary Coins	—	—	—	—	5,931		—	—	5,931
Purchase of iBudtender	—	—	150,000	150	299,850		—	239,281	539,281
Net Loss	—	—	—	—	—		(3,133,376)	(21,223)	(3,154,599)

Balance - December 31, 2016	732,018	732	18,645,021	18,645	61,820,910		(59,226,331)	218,952	2,832,908

Shares Issued for Investment	—	—	10,000	10	60,090		—	—	60,100
Shares Issued - PrestoCorp	—	—	564,943	565	2,332,649		—	1,996,000	4,329,214
Adjustment to Valuation - iBudtender	—	—	—	—	—		—	43,719	43,719
Conversion of Debt to Equity	—	—	43,169	43	104,667		—	—	104,710
Imputed Interest on Loans	—	—	—	—	5,649		—	—	5,649
Shares Issued for Services	—	—	1,229,308	1,229	5,489,553		—	—	5,490,782
Cash Purchases of Stock	—	—	310,775	311	968,916		—	—	969,227
Other Comprehensive Income						188,978			188,978
Net Loss	—	—	—	—	—		(7,564,084)	(247,405)	(7,811,489)

Balance - December 31, 2017	732,018	$ 732	20,803,216	$ 20,803	$ 70,782,434	$188,978	$ (66,790,415)	$ 2,011,266	$ 6,213,798

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

1. Organization and Summary of Significant Accounting Policies:

Nature of Corporation:

Ultra Sun Corp (the “Company,” “we” or “our”) was incorporated under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.   Our wholly-owned subsidiary Kush, Inc. (“Kush”) was acquired by us in June 2014 in exchange for shares of our common stock.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. (“Wild Earth”) was acquired by us in July 2013 in exchange for shares of our common stock.  From our inception through September 30, 2013 we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name “Sahara Sun Tanning.”  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013, we sold the assets of the tanning salon business to a third party.  As a result of our acquisition of Kush in June 2014, along with our Wild Earth operations we are now engaged in the developing and promoting of natural cannabis products.  On November 2, 2015, Kush was spun off from the Company.  On August 8, 2016 the Company entered into a securities purchase agreement with iBudtender Inc. to purchase 50.1% of iBudtender Inc.  On August 1, 2017, the Company entered into a securities purchase agreement with PrestoCorp, Inc. (“PrestoCorp”) to purchase 51% of PrestoCorp.

Principles of Consolidation:

The consolidated financial statements include the accounts of Cannabis Sativa, Inc., and its wholly owned subsidiary; Wild Earth Naturals, Inc., Hi-Brands International, Inc., Eden Holdings LLC, our 50.1% ownership of iBudtender Inc. and our 51% ownership of PrestoCorp, (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

Method of Accounting:

The Company maintains its books and prepares its consolidated financial statements on the accrual basis of accounting.

Use of Estimates:

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Such management estimates include the valuation of digital currency, valuation of intangible assets in connection with business combinations, recoverability of long-lived assets and goodwill, and the valuation of equity-based instruments.  Actual results could differ from those estimates.

Liquidity

Our operations have been financed primarily through proceeds from notes payable, convertible notes payable, sale of common stock and revenue generated from sales of our products. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception. As of December 31, 2017, we had an accumulated deficit of approximately $67,000,000 and nominal working capital.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

We have raised funds through the issuance of debt and the sale of common stock. We have also issued equity instruments in certain circumstances to pay for services from vendors and consultants.  During 2017, a total of $771,156 was raised in gross proceeds from the issuance of common stock.  See Note 13 for the Company’s plan for the future.

Segment Information

We operate our business on the basis of a single reportable segment, which is the business of delivering products and services ancillary to the medical cannabis market. Our chief operating decision-maker is the Chief Executive Officer, who evaluates us as a single operating segment.

Accounts Receivable:

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At December 31, 2017 and 2016 the Company has established an allowance for doubtful accounts of $1,246.

Inventory:

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists of salves, ointments, lotions, creams and balms and is carried at the lower of cost or (net realizable value), using first-in, first-out method of determining cost.  At December 31, 2017 there was $8,346 in raw materials and $165 in finished goods inventory. At December 31, 2016 the Company had $8,783 in raw materials and $345 in finished goods inventory.

Property and Equipment:

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

Cash:

Cash is held at major financial institutions and insured by the Federal Deposit Insurance Corporation (FDIC) up to federal insurance limits.

Net Loss per Share:

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive.

Revenue Recognition:

The Company recognizes revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured.    For the year ended December 31, 2017, 97% of the revenue is from PrestoCorp operations between August 1, 2017 (date of purchase) and December 31, 2017.

Digital Currencies Translations and Re-measurements

The Company accounts for digital currencies, which it considers to be available for sale as opposed to trading, at their initial cost and subsequently re-measures the carrying amounts of digital currencies it owns at each reporting period based on their current fair value. The changes in the fair value of digital currencies are included as a component of other comprehensive income. The Company has determined a portion of the fair value of its digital currency are primarily based on the indicated value of a transaction subsequent to year end (see note 14).

Intangible Assets:

Intangible assets are comprised of patents, trademarks, the Company’s “CBDS.com” website domain and intellectual property rights.  The patent is being amortized using the straight-line method over its economic life, which is estimated to be ten (10) years.  The trademarks are being amortized between 5 and 10 years.  The CBDS.com website is being amortized using the straight-line method over its economic life, which is estimated to be five (5) years.  The intellectual property rights are being amortized using the straight-line month over its economic life, which is estimated to be five (5) years.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the years ended December 31, 2017 we recognized an impairment charge of $980,944 related to the assets of PrestoCorp. In 2016, we did not recognize any impairment of our long-lived assets.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Income Taxes:

The Company adopted FASB Accounting Standard Codification (ASC) 740 which clarifies the accounting for uncertainty in income taxes recognized in the Company's consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company had no unrecognized tax benefits during the year nor any interest or penalties on unrecognized tax benefits as of December 31, 2017.

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

The effective income tax rate of 0% for the years ended December 31, 2017 and 2016 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods.  For the year ended December 31, 2017 a tax benefit of approximately $2,500,000 would have been generated.  For the year ended December 31, 2016 a tax benefit of approximately $470,006 would have been generated.  However, all benefits have been fully offset through an allowance account due to the uncertainty of the utilization of the net operating losses. As of December 31, 2017 the Company had net operating losses of approximately $7,811,487 that would result in a deferred tax asset of approximately $2,500,000.  However, the Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Stock-Based Compensation:

Stock-based compensation is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. FASB ASC 718 requires all share-based payment to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values.  That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company has selected the Black-Scholes option pricing model as the most appropriate fair value method for our awards and have recognized compensation costs immediately as our awards are 100% vested.

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

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

Advertising Expense:

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying consolidated statements of operations. Advertising costs were approximately $353,000 and $145,595 for the years ended December 31, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s consolidated financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.

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

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

We have adopted the standard on January 1, 2018. We are using the modified retrospective approach. Under the modified approach, an entity recognizes “the cumulative effect of initially applying the ASU as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application” (revenue in periods presented in the consolidated financial statements before that date is reported under guidance in effect before the change). Using this approach, an entity applies the guidance in the ASU to existing contracts (those for which the entity has remaining performance obligations) as of, and new contracts after, the date of initial application. The ASU is not applied to contracts that were completed before the effective date (i.e., an entity has no remaining performance obligations to fulfill). Entities that elect the modified approach must disclose an explanation of the impact of adopting the ASU, including the consolidated financial statement line items and respective amounts directly affected by the standard’s application.

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

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC.  The purpose of the entity is to hold the intellectual property of Cannabis Sativa, Inc.  As of December 31, 2017 and 2016 there has been no activity in the LLC.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

·	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
·

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

·

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

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

4.Digital Currency

As of December 31, 2017 and 2016, assets measured at fair value on a recurring basis were as follows:

	2017
	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$230,169	$-	$230,169	$-
Total assets measured at fair value	$230,169	$-	$230,169	$-

	2016
	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$41,191	$-	$-	$41,191
Total assets measured at fair value	$41,191	$-	$-	$41,191

The Company’s digital currency consisted of the following at December 31, 2017 and 2016:

	2017	2016
Weed coin	$214,365	$-
Gary coin	$15,804	$26,280
Hemp coin	$0	$14,911
	$230,169	$41,191

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 investments for the year ended December 31, 2017.

Level 3 CryptoCurrency
Balance at December 31, 2016	$-
Purchases, sales, issuances, settlement, and transfers, net	41,191
Unrealized gains relating to investments still held at reporting date	188,978
Balance December 31, 2017	$230,169

5.  Fixed Assets

Property and equipment consisted of the following at December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Furniture and Equipment	$17,425	$5,667
Leasehold Improvements	2,500	2,500
	19,925	8,167
Less: Accumulated Depreciation	(9,325)	(4,309)

Net Property and Equipment	$10,600	$3,858

Depreciation expense for the years ended December 31, 2017 and 2016 was $5,016 and $646, respectively.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

6.  Intangibles

Intangibles consisted of the following at December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016

CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (Cannabis Sativa)	1,484,250	1,484,250
Intellectual Property Rights Vaporpenz (Cannabis Sativa)	210,100	-
Intellectual Property Rights (iBudtender)	330,000	400,000
Intellectual Property Rights (PrestoCorp)	240,000	-
Patents and Trademarks (Cannabis Sativa)	17,348	17,348
Patents and Trademarks (Wild Earth)	4,425	4,425
Patents and Trademarks (KPAL)	1,410,000	1,410,000
	3,710,122	3,330,022
Less: Accumulated Amortization	(857,063)	(389,054)

Net Intangible Assets	$2,853,059	$2,940,968

Amortization expense for the years ended December 31, 2017 and 2016 was approximately $550,000 and $361,286, respectively.  Amortization for each of the next 5 years approximates:

2018	$548,000
2019	$548,000
2020	$526,000
2021	$422,000
2022	$384,000

Goodwill consisted of the following at December 31, 2017 and 2016:

	2017	2016

Beginning Balance – January 1,	$247,051	$-
Acquisition iBudtender	-	247,051
Acquisition PrestoCorp (1)	3,010,202	-
Adjustment to Valuation of iBudtender Acquisition	89,616	-

Ending Balance – December 31,	$3,346,869	$247,051

(1)Net of purchase price adjustment and impairment

7.  Related Parties

The Company has received advances from related parties and officers of the Company to cover operating expenses.  As of December 31, 2017 and 2016, net amounts due to the related parties were $623,093 and $451,879, respectively. During the years ended December 31, 2017 and 2016, the Company has imputed interest on these advances at the rates between 5% and 8% per annum and has recorded interest expense

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

related to these balances in the amount of $12,704 and $3,509, respectively.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital.

At December 31, 2017 and 2016 the Company has a note receivable from a related party in the amount of $-0- and $15,000, respectively, which was due on demand.

At December 31, 2017, the Company had a note payable to the founder of iBudtender of $55,667. The note earns interest at 0% and is due on demand.

During the years ended December 31, 2017 and 2016, the Company incurred approximately $ 60,000  and $ 60,000 , respectively, for consulting services from a relative of the Company’s president.

8.  Stockholders’ Equity

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

Common Stock

During the year ended December 31, 2016 the board of directors approved the issuance of 1,077,433 shares of common stock for services in the amount of $2,721,150.  Approximately $417,000 was recorded as prepaid consulting due to the non-forfeitable nature of the shares issued.  During the year ended December 31, 2017, the Company amortized approximately $260,000 to consulting fees in the accompanying consolidated statement of operations.

During the year ended December 31, 2016 the board of directors approved the issuance of 150,000 shares of common stock to purchase iBudtender Inc., with a fair value of $300,000 (see Note 12).  As of December 31, 2017 and 2016, 50,000 shares have not been issued.

During the year ended December 31, 2016 the board of directors approved the issuance of 299,298 shares of common stock to relieve debt in the amount of $572,963.

During the year ended December 31, 2016, 256,488 shares of common stock previously issued for services were returned to the Company with a fair value of $479,558 at the time of the return.

The Company approved a Private Placement Memorandum on October 14, 2016.  The total offering proceeds can be up to $1,500,000 by offering 625,000 of the Company’s stock at $2.40 per share. Each unit will consist of 1 (one) share of common stock and 1 (one) warrant.  Each warrant entitles the holder to purchase 1(one) common share at the exercise price of $4.00.  The offering terminated on December 14, 2016 but can be extended for up to 60 additional days.   As of March 31, 2017 and December 31, 2016, the Company had received approximately $356,000 and $198,000, respectively, for a total of approximately $554,000, including the $197,730 included in stock payable at December 31, 2016.  As of December 31, 2016 no shares had yet been issued and such amount was included in stock subscriptions payable in the accompanying balance sheet at December 31, 2016. At March 31, 2017, all the stock had been issued to investors, totaling 230,775 shares of common stock.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

During the year ended December 31, 2017, a related party purchased 80,000 shares common stock for approximately $415,000 in cash.

During the year ended December 31, 2017, a related party convertible note payable was repaid in the amount of $100,000 plus approximately $5,000 in interest with the issuance of 43,169 shares of common stock, per the terms of the note agreement.

During the year ended December 31, 2017, the Company paid $150,000 and issued 10,000 shares of common stock to purchase intellectual property (see note 12).  The total investment was valued at $210,100 of which the 10,000 shares of common stock issued was valued at $60,100.  The Company has recorded the intellectual property rights in intangible assets in the accompanying consolidated balance sheet.

During the year ended December 31, 2017, the Company issued 564,943 shares of common stock to purchase a controlling interest in PrestoCorp.  The total investment was valued at $2,332,649. The Company has recorded the intellectual property rights in intangible assets in the accompanying consolidated balance sheet.  See Note 11.

During the year ended December 31, 2017 the board of directors approved the issuance of 1,229,308 shares of common stock for services in the amount of approximately $5,500,000.  Approximately $1,600,000 was recorded as prepaid consulting due to the non-forfeitable nature of the shares issued.  During the year ended December 31, 2017, the Company amortized approximately $555,000 of such prepaid amount to consulting fees in the accompanying consolidated statement of operations.   The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

AS of Decmber 31,2017, the Company had outstanding warrants to purchase 230,775 shares of the Company’s common stock. The exercise price of the warrants was $2.00 per share. All warrants are exercisable.

9. Hi Brands International Inc. – Centuria Foods Agreement

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

10.  Purchase of iBudtender Inc.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

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

The following summarizes the transaction with iBudtender at closing on August 8, 2016:

Cash	$5,635
Intellectual Property	330,000
Goodwill	336,667
Total Assets	$672,302

Fair value of NCI	(283,000)
Notes Payable – Related Parties	(64,302)

Net Purchase	$325,000
The purchase price was comprised of:
Cash	$50,000
Common Stock	$275,000
Net Purchase Price	$325,000

Through the purchase of iBudtende, the Company expects to bring an increased level and depth of consumer information to the cannabis markets through its proprietary algorithms and unique method of data analysis. iBudtender has a strong brand presence and name recognition in the cannabis event space.

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as a business to consumer web portal and app, analyses of historical financial performance of the products and estimates of future performance of the products and intellectual properties acquired. The fair values of the identified intangible assets related to Intellectual Property and Goodwill and the Company has preliminarily recorded the purchase price as an intangible asset and such asset is being amortized over its estimated useful life of 10 years.  During 2016, the Company utilized an amortization period of 10 years, but based on a change in estimate and the evolving industry, the Company began utilizing a useful life of 5 years in 2017.  The final purchase price allocation was completed in 2017.  Based on the final purchase price allocation, goodwill was increased by $89,616 and iBudtender’s intellectual property rights were decreased by $70,000. The fair value of the non-controlling interest is based on the estimated fair value, net of discounts for lack of marketability and control.  The establishment of the allocation to goodwill and identifiable intangible assets requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired are based on estimates and assumptions from data currently available.

10.  Purchase of iBudtender Inc. - continued

The following unaudited supplemental pro forma information for the year ended December 31, 2016 , assumes the acquisition of iBudtender, Inc. had occurred as of January 1, 2016, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of iBudtender, Inc. been operated as part of the Company since January 1, 2016.

2016
Revenues	$29,168
Expenses	3,183,767
Net Loss	$(3,212,935)

The following table sets forth the components of identified intangible assets associated with the Acquisition and its estimated useful life:

	Fair Value	Useful Life
Technology: Website & App	$330,000	5 Years

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

11.  Purchase of PrestoCorp

Effective August 1, 2017, the Company purchased 51% voting interest in PrestoCorp.  The Company can issue PrestoCorp up to 1,027,169 shares of common stock valued at approximately $3,500,000 on the closing date of the transaction.  In exchange, PrestoCorp issued 2,550 shares of its common stock to the Company.   The purchase price includes an earn-out based on future performance of PrestoCorp if certain revenue and income milestones are achieved, which under ASC 805 are considered compensatory in nature and have been excluded from the purchase price allocation below.

The following summarizes the transaction with PrestoCorp at closing on August 1, 2017:

Cash	$8,713
Prepaid Assets	8,565
Property & Equipment, Net	8,702
Intellectual Property	810,000
Goodwill	3,519,202
Total Assets	$4,355,182

Accounts Payable & Accrued Expenses	(20,507)
Fair value of NCI	(1,996,000)
Due to – Related Parties	(5,473)

Net Purchase (fair value of common stock issued)	$2,333,202

 11.  Purchase of PrestoCorp – continued

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as a business to consumer web portal and application, analyses of historical financial performance of the services and estimates of future performance of the products and intellectual properties acquired. The fair values of the identified intangible assets related to Intellectual Property and Goodwill and the Company has preliminarily recorded the purchase price of the identified intangible assets and is amortizing such assets over their estimated useful lives ranging from 3-5 years.

The goodwill of $3,010,000 (net of impairment of $509,000) arising from the purchase of PrestoCorp is derived largely from the rapid expected growth of the Company, as well as synergies and economies of scale expected from combining the operations of the Company and PrestoCorp. None of the goodwill recognized is expected to be deductible for income tax purposes. The fair value of the non-controlling interest is based on the estimated fair value, net of discounts for lack of marketability and control.  The establishment of the allocation to goodwill and identifiable intangible assets requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired are based on estimates and assumptions from data currently available.

The following unaudited supplemental pro forma information for the year ended December 31, 2017 and the year ended December 31, 2016 assumes the acquisition of PrestoCorp had occurred as of January 1, 2017 and 2016, giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of PrestoCorp been operating as part of the Company since January 1, 2017 and 2016.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Revenues	$871,941	$546,642
Expenses	8,723,353	3,978,474
Net Loss	$(7,851,412)	$(3,431,832)

The following table sets forth the components of identified intangible assets associated with the acquisition and its estimated useful life:

	Fair Value at Acquisition	Impairment	Amortization	As of December 31, 2017
Technology: Website & App	$520,000	$(287,778)	$(72,222)	$160,000
Marketing related	260,000	(158,333)	(21,667)	80,000
Customer base	30,000	(25,833)	(4,167)	-
	$810,000	$(471,944)	$(98,056)	$240,000

As of December 31, 2017 the Company realized an impairment expense related to the PrestoCorp intangible assets of approximately $472,000 due to the greater-than-expected impact from recreational cannabis legalization in CA and NV, as well as longer cycle times to open new markets.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

12.  Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has minimal working capital, has incurred operating losses since inception, and has not yet produced significant continuing revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

13.  Commitments and Contingencies

Lease

The Company leases an office and warehouse facility in Mesquite, Nevada that serves as the principal executive offices and provides manufacturing and warehouse space. The leased space consists of 2,539 square feet. On March 1, 2017, a new lease agreement was signed at a monthly rate of $1,392.  Lease term is for 12 (twelve) months with a renewal option available for an additional 12 (twelve) months.  Rent expense for the years ended December 31, 2017 and 2016 was $15,464 and $9,321.  PrestoCorp leases office space in San Francisco at $2,800 per month, $800 per month for a New York office, and pays $1,500 per month for office facilities in Las Vegas, NV.

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

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

13.  Commitments and Contingencies - continued

Stock Payable

During the years ended December 31, 2017 and 2016 the Company recorded approximately $768,000 and $243,000, respectively, of stock payable related to common stock to be issued.  The following summary approximates the activity of stock payable during the years ended December 31, 2017 and 2016:

	2017	2016

Beginning Balance – January 1,	$243,000	$-
Additions	1,749,000	243,000
Issuances	(1,224,000)	-

Ending Balance–December31,	$768,000	$243,000

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

14.   Subsequent Events

The Company entered into a stock purchase agreement on November 7th, 2017 with a publicly-traded medical cannabis payment company.  The Company has agreed to purchase 10,000,000 (ten million) shares of the common stock of the medical cannabis payment company for the purchase price of 1,000,000 (one million) units of $Weed tokens.  This agreement was finalized and closed in February 2018.

For the period from January 1, 2018 through April 1, 2018. the Company has issued 55,500 common shares in connection with the exercise of warrants for aggregate proceeds of $111,000. A total of 175,275 warrants remain outstanding.

In January 2018 the Company issued 94,061 shares of common stock to consultants and officers for services rendered in the 4th quarter of 2017.