Form 10-K/A
period 2017-12-31
Cannabis Sativa, Inc.
filed 2018-04-09
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Amendment No. 1)

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2017

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K of the Registrant for the fiscal year ended December 31, 2017, originally filed on April 4, 2018, is being filed solely because it contains the XBRL files which were not included with the original filing.  Readers should consult the original filing which remains unchanged for all purposes other than for access to the XBRL files which can now be accessed from this Amendment No. 1.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.
(Registrant)

Dated: April 9, 2018	By: /s/ Mike Gravel
Mike Gravel
Chief Executive Officer and Director
(Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mike Gravel
Dated: April 9, 2018	Mike Gravel
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Donald J. Lundbom
Dated: April 9, 2018	Donald J. Lundbom
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Catherine Carroll
Dated: April 9, 2018	Catherine Carroll
Director

/s/ David Tobias
Dated: April 9, 2018	David Tobias
Director

/s/ Stephen Downing
Dated: April 9, 2018	Stephen Downing
Director

/s/ Deborah Goldsberry
Dated: April 9, 2018	Deborah Goldsberry
Director

/s/ Trevor Reed
Dated: April 9, 2018	Trevor Reed
Director