Form 10-Q
period 2018-03-31
Cannabis Sativa, Inc.
filed 2018-05-15
CIK 1360442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2018
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

☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer's Common Stock outstanding as of May 15, 2018, is 21,495,477.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	March31,	December31,
	2018	2017

Assets
Current Assets
Cash	$72,768	$175,857
Digital Currency	30,169	230,169
Accounts Receivable	2,104	3,813
Prepaid Consulting and Other Current Assets	832,878	1,083,769
Inventories	10,557	8,511

Total Current Assets	948,476	1,502,119

Property and Equipment, Net	10,357	10,600
Intangible Assets, Net	2,713,320	2,853,059
Investments	208,938	-
Goodwill	3,346,869	3,346,869

Total Assets	$7,227,960	$7,712,647

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	$112,330	$108,153
Stock Subscriptions Payable	821,721	767,603
Due to Related Parties	791,093	623,093

Total Current Liabilities	1,725,144	1,498,849

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; 732,018 issued and outstanding	732	732
Common stock $0.001 par value; 45,000,000 shares authorized; 20,952,776 and 20,803,216 shares issued and outstanding, respectively	20,953	20,803
Additional Paid-In Capital	71,379,136	70,782,434
Accumulated Other Comprehensive Income	(11,022)	188,978
Accumulated Deficit	(67,776,989)	(66,790,415)

Total Cannabis Sativa, Inc. Stockholders' Equity	3,612,810	4,202,532

Non-Controlling Interest	1,890,006	2,011,266

Total Stockholders' Equity	5,502,816	6,213,798

Total Liabilities and Stockholders' Equity	$7,227,960	$7,712,647

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2018	2017

Revenues	$94,590	$1,065

Cost of Revenues	46,513	1,099

Gross Profit (Loss)	48,077	(34)

Operating Expenses
Professional fees	726,972	1,826,988
General and Administrative Expenses	628,939	180,346

Total Operating Expenses	1,355,911	2,007,334

Loss from Operations	(1,307,834)	(2,007,368)

Other Income (Expense)
Change in Fair Value/Realized Gain of Digital Currency	200,000	(23,012)

Total Other Expense	-	23,012

Loss Before Income Taxes	(1,107,834)	(2,030,380)

Income Taxes	-	-

Net Loss for the Period	(1,107,834)	(2,030,380)

Attributable to Non-Controlling Interest	(121,260)	(21,248)

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$(986,574)	$(2,009,132)

Net Loss for the Period per Common Share:
Basic & Diluted	$(0.05)	$(0.11)

Weighted Average Common Shares Outstanding:
Basic & Diluted	20,906,991	18,996,827

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(1,107,834)	$(2,030,380)
Adjustments to Reconcile Net Loss for the Period to Net Cash Used in Operating Activities:
Change in Fair Value/Realized Gain of Digital Currency	(200,000)	23,012
Depreciation and Amortization	140,612	92,512
Stock Issued for Services	539,969	1,738,417
Amortization of Stock Based Prepaids	283,252
Imputed Interest on Loans	-	-
Changes in assets and liabilities:
Accounts Receivable	1,709	104
Inventories	(2,046)	(617)
Prepaid Consulting and Other Current Assets	(41,299)	-
Deposits	-	(6,000)
Accounts Payable and Accrued Expenses	4,177	41,202
Net Cash Used in Operating Activities:	(381,460)	(141,750)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(630)	-
Advances to Related Parties	-	(742)
Net Cash Used In Investing Activities:	(630)	(742)

Cash Flows from Financing Activities:
Cash Proceeds from Sale of Stock	111,001	415,136
Proceeds Received from Private Placement Memorandum	-	356,100
Proceeds from Related Parties	168,000	-
Net Cash Provided by Financing Activities:	279,001	771,236

NET CHANGE IN CASH	(103,089)	628,744

Cash - Beginning of Period	175,857	257,746

Cash - End of Period	$72,768	$886,490

Supplemental Disclosures of Non Cash Activities:
Purchase of Investment with Digital Currency	$200,000	$-
Common Stock Issued for Stock Payable	$485,851	$-
The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

1. Organization and Summary of Significant Accounting Policies

Nature of Corporation:

Ultra Sun Corp (the “Company,” “us”, “we” or “our”) was incorporated under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.   Our wholly-owned subsidiary Kush, Inc. (“Kush”) was acquired by us in June 2014 in exchange for shares of our common stock.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. (“Wild Earth”) was acquired by us in July 2013 in exchange for shares of our common stock.  From our inception through September 30, 2013 we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name “Sahara Sun Tanning.”  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013, we sold the assets of the tanning salon business to a third party.  As a result of our acquisition of Kush in June 2014, along with our Wild Earth operations we are now engaged in the developing and promoting of natural cannabis products.  On November 2, 2015, Kush was spun off from the Company.  On August 8, 2016 the Company entered into a securities purchase agreement with iBudtender Inc. to purchase 50.1% of iBudtender Inc.  On August 1, 2017, the Company entered into a securities purchase agreement with PrestoCorp, Inc. (“PrestoCorp”) to purchase 51% of PrestoCorp.

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2017, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of March 31, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation.  The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.  Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results of operations expected for the year ending December 31, 2018.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of Cannabis Sativa, Inc., and its wholly-owned subsidiaries; Wild Earth Naturals, Inc., Hi-Brands International, Inc., Eden Holdings LLC, our 50.1% ownership of iBudtender Inc. and our 51% ownership of PrestoCorp, (collectively referred to as the “Company”).  All significant inter-company balances have been eliminated in consolidation.

Method of Accounting:

The Company maintains its books and prepares its consolidated financial statements on the accrual basis of accounting.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

Use of Estimates:

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Such management estimates include the valuation of digital currency, valuation of intangible assets in connection with business combinations, recoverability of long-lived assets and goodwill, and the valuation of equity-based instruments.  Actual results could differ from those estimates.

Liquidity

Our operations have been financed primarily through proceeds from notes payable, convertible notes payable, sale of common stock, warrants exercised for common stock and revenue generated from sales of our products. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception. As of March 31, 2018, we had an accumulated deficit of approximately $68,000,000 and negative working capital.

We have raised funds through the issuance of debt and the sale of common stock. We have also issued equity instruments in certain circumstances to pay for services from vendors and consultants.  During the three months ended March 31, 2018, approximately $111,000 was raised in gross proceeds from the issuance of common stock from the exercise of warrants.  During 2017, approximately $771,000 was raised in gross proceeds from the issuance of common stock.

Segment Information:

We operate our business on the basis of a single reportable segment, which is the business of delivering products and services ancillary to the medical cannabis market. Our chief operating decision-maker is the Chief Executive Officer, who evaluates us as a single operating segment.

Accounts Receivable:

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At March 31, 2018 and December 31, 2017 the Company has established an allowance for doubtful accounts of $-0- and $1,246, respectively.

Inventory:

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists of salves, ointments, lotions, creams and balms and is carried at the lower of cost or (net realizable value), using first-in, first-out method of determining cost.  As of March 31, 2018, the Company had $9,526 in raw materials and $1,031 in finished goods inventory. At December 31, 2017 there was $8,346 in raw materials and $165 in finished goods inventory.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

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

Revenue Recognition:

The Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.  For the three months ended March 31, 2018, 95% of the revenue is from PrestoCorp operations.

Digital Currencies Translations and Re-measurements

The Company accounts for digital currencies, which it considers to be available for sale as opposed to trading, at their initial cost and subsequently re-measures the carrying amounts of digital currencies it owns at each reporting period based on their current fair value. Currently, the unrealized changes in the fair value of digital currencies are included as a component of other comprehensive income. The Company does not have a cost basis in its currencies as such were donated by a related party.

Intangible Assets:

Intangible assets are comprised of patents, trademarks, the Company’s “CBDS.com” website domain and intellectual property rights.  The patents are being amortized using the straight-line method over its economic life, which is estimated to be ten (10) years.  The trademarks are being amortized between 5 and 10 years.  The CBDS.com website is being amortized using the straight-line method over its economic life, which is estimated to be five (5) years.  The intellectual property rights are being amortized using the straight-line month over its economic life, which is estimated to be between three (3) and five (5) years.

Long-Lived Assets:

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the three months ended March 31, 2018 we did not recognize any impairment of our long-lived assets.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

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

Advertising Expense:

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying consolidated statements of operations. Advertising costs were approximately $179,000 and $35,000 for the three months ended March 31, 2018 and 2017, respectively.

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

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

Recent Accounting Pronouncements – continued:

On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the adoption of ASU 2014-09 did not significantly impact the Company’s reported historical revenue. Revenue from substantially all of our contracts with customers continues to be recognized over time as services are rendered. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the three months ended March 31, 2018. The Company expects the impact to be immaterial on an ongoing basis. The 2017 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period.

The primary change under the new guidance is the requirement to report the allowance for uncollectible accounts as a reduction in net revenue as opposed to bad debt expense, a component of operating expenses. The Company has historically included the allowance for uncollectible accounts amounts with its allowance for contractual adjustments as a reduction in operating expenses. However most contracts are collected in full at time of delivery and the Company has immaterial account receivables and also related uncollectible accounts.  Accordingly, the adoption of this guidance did not have an impact on our condensed consolidated financial statements, other than additional financial statement disclosures. The guidance requires increased disclosures, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

At the adoption of Topic 606, the majority of what was previously classified as the provision for bad debts in the consolidated statements of income is now reflected as implicit price concessions and, therefore, included as a reduction to revenues in 2018. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in operating expenses on the consolidated statements of income.

The Company operates as one reportable segment.

The Company receives payments from individual clients. As the period between the time of service and time of payment is typically one day or less, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

Under the new revenue standard, the Company has elected to apply the following practical expedients and optional exemptions:

•Recognize incremental costs of obtaining a contract with amortization periods of one year or less as expense when incurred. These costs are recorded within general and administrative expenses.

•Recognize revenue in the amount of consideration to which the Company has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s services completed to date.

•Exemptions from disclosing the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized in the amount of consideration to which the Company has a right to invoice for services performed, and (iii) contracts for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

•No adjustment is made for the effects of a significant financing component as the period between the time of service and time of payment is typically one year or less.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

Recent Accounting Pronouncements – continued:

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

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC, (the “LLC”).  The purpose of the LLC is to hold the intellectual property of Cannabis Sativa, Inc.  As of March 31, 2018 and December 31, 2017 there has been no activity in the LLC.

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

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

4.  Digital Currency

As of March 31, 2018 and December 31, 2017, assets measured at fair value on a recurring basis were as follows:

March 31, 2018 - Unaudited	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$30,169	$-	$30,169	$-
Total assets measured at fair value	$30,169	$-	$30,169	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$230,169	$-	$230,169	$-
Total assets measured at fair value	$230,169	$-	$230,169	$-

The Company’s digital currency consisted of the following at March 31, 2018 and December 31, 2017:

	Unaudited
	March31,2018	December31,2017
Weed Coin	$14,365	$214,365
Gary Coin	15,804	15,804
Total assets measured at fair value	$30,169	$230,169

During the three months ended, the Company purchased 10,000,000 shares of common stock of Medical Cannabis Payment Solutions (ticker:  REFG) in exchange for 1,000,000 units of Weed coin (valued at $200,000), recognizing a realized gain of $200,000.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

5.  Fixed Assets

Property and equipment consisted of the following at March 31, 2018 and December 31, 2017:

	Unaudited
	March 31,	December 31,
	2018	2017
Furniture and Equipment	$18,055	$17,425
Leasehold Improvements	2,500	2,500
	20,555	19,925
Less: Accumulated Depreciation	(10,198)	(9,325)

Net Property and Equipment	$10,357	$10,600

Depreciation expense for the three months ended March 31, 2018 and 2017 was $873 and $162, respectively.

6.  Intangibles

Intangibles consisted of the following at March 31, 2018 and December 31, 2017:

	Unaudited
	March 31,	December 31,
	2018	2017

CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (Cannabis Sativa)	1,484,250	1,484,250
Intellectual Property Rights Vaporpenz (Cannabis Sativa)	210,100	210,100
Intellectual Property Rights (iBudtender)	330,000	330,000
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (Cannabis Sativa)	8,410	8,410
Patents and Trademarks (Wild Earth)	4,425	4,425
Patents and Trademarks (KPAL)	1,410,000	1,410,000
	3,701,184	3,701,184
Less: Accumulated Amortization	(987,864)	(848,125)

Net Intangible Assets	$2,713,320	$2,853,059

 Amortization expense for the three months ended March 31, 2018 and 2017 was approximately $140,000 and $92,000, respectively.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

6.  Intangibles- continued:

Amortization for each of the next 5 years approximates:

2019	$548,000
2020	$548,000
2021	$526,000
2022	$422,000
2023	$384,000

Goodwill consisted of the following at March 31, 2018 and December 31, 2017:

	Unaudited March 31, 2018	December 31, 2017

Beginning Balance	$3,346,869	$247,051
Acquisition PrestoCorp (1)	-	3,010,202
Adjustment to Valuation of iBudtender Acquisition	-	89,616

Ending Balance	$3,346,869	$3,346,869

7.  Related Parties

The Company has received advances from related parties and officers of the Company to cover operating expenses. As of March 31, 2018 and December 31, 2017, net amounts due to the related parties were $791,093 and $623,093, respectively. During the three months ended March 31, 2018 and 2017, the Company has imputed interest on these advances at the rates between 5% and 8% per annum and has recorded interest expense related to these balances in the amount of $9,368 and $5,649, respectively.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital.

At March 31, 2018 and December 31, 2017, the Company had a note payable to the founder of iBudtender of $55,667.  This note is included in due to related parties on the consolidated balance sheets. The note earns interest at 0% and is due on demand.

During the three months ended March 31, 2018 and 2017, the Company incurred approximately $11,000 and $6,000, respectively, for consulting services from a relative of the Company’s president.

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

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

8.  Stockholders’ Equity- continued

Common Stock

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

During the year ended December 31, 2017, the Company issued 564,943 shares of common stock to purchase a controlling interest in PrestoCorp.  The total investment was valued at $2,332,649. The Company has recorded the intellectual property rights in intangible assets in the accompanying consolidated balance sheet.  See Note 9.

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

As of December 31, 2017, the Company had outstanding warrants to purchase 230,775 shares of the Company’s common stock. The exercise price of the warrants was $2.00 per share. All warrants are exercisable.

During the three months ended March 31, 2018 the board of directors approved the issuance of 94,060 shares of common stock for services in the amount of approximately $486,000.   The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the three months ended March 31, 2018, 55,500 shares common stock were issued in connection with the exercise of warrants for approximately $111,000 in cash.  At March 31, 2018 a total of 175,275 warrants remain outstanding.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

9.  Purchase of PrestoCorp

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

The following approximate unaudited supplemental pro forma information for the three months ended March 31, 2017 assumes the acquisition of PrestoCorp had occurred as of January 1, 2017 giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of PrestoCorp been operating as part of the Company since January 1, 2017 and 2016.

March 31, 2017
Revenues	$195,000
Expenses	(2,198,000)
Net Loss for the Period	$(2,003,000)

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

9.  Purchase of PrestoCorp - continued

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

10.  Going Concern Considerations

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

The ability of the Company to continue as a going concern is dependent on its ability to raise adequate capital to fund operating losses until it is able to engage in profitable business operations. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

11.  Commitments and Contingencies

Lease

The Company leases an office and warehouse facility in Mesquite, Nevada that serves as the principal executive offices and provides manufacturing and warehouse space. On March 1, 2017, a new lease agreement was signed at a monthly rate of $1,392.  Lease term is for 12 (twelve) months with a renewal option available for an additional 12 (twelve) months.  Rent expense for the three months ended March 31, 2018 and 2017 was $4,100 and $2,900.  PrestoCorp leases office space in San Francisco at $2,800 per month, $800 per month for a New York office, and pays $1,500 per month for office facilities in Las Vegas, NV.

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

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2018 and 2017

11.  Commitments and Contingencies- continued

Stock Payable

As of March 31, 2018 and December 31, 2017 the Company recorded approximately $822,000 and $768,000, respectively, of stock payable related to common stock to be issued.  The following summary approximates the activity of stock payable during the three months ended March 31, 2018:

Beginning Balance – January 1, 2018	$768,000
Additions	540,000
Issuances	(486,000)

Ending Balance – March 31, 2018	$822,000

Indemnities

The Company’s Articles of Incorporation and bylaws require us, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us. We also indemnify our lessor in connection with our facility lease for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying condensed consolidated balance sheets.

12.   Subsequent Events

In April 2018, the Company issued 92,974 shares of common stock to consultants and officers for services rendered during the three months ended March 31, 2018.

In May 2018, the Company issued 37,500 common shares in connection with the exercise of warrants for aggregate proceeds of $75,000. A total of 137,775 warrants remain outstanding as of May 15, 2018.

We have evaluated subsequent events through the filing of this Form 10-Q and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosures in the notes thereto, other than as disclosed above.

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

Results of Operations

Three Months Ended March 31, 2018, compared with the Three Months Ended March 31, 2017

Revenue for the three month periods ended March 31, 2018 and 2017 was $94,590 and $1,065, respectively. Cost of revenues for the three month periods ended March 31, 2018 and 2017 was $46,513 and $1,099, respectively. Gross profit (loss) for the three month periods ended March 31, 2018 and 2017 was $48,077 and $(34), respectively.  The increase in each of the numbers for 2018 is primarily a result of the acquisition of a 51% interest in PrestoCorp as of August 1, 2017, and the impact of the business operations of PrestoCorp on the business operations of the Company.

Net loss for the three month period ended March 31, 2018 was $1,107,834 compared to net loss of $2,030,380 for the three month period ended March 31, 2017.  The decrease resulted from a decrease in professional fees.

Total operating expenses were $1,355,911 for the three month period ended March 31, 2018 and $2,007,334 for the three month period ended March 31, 2017.  For the three month period ended March 31, 2018, $485,851 of the expenses was paid using the Company’s common stock and therefore required no cash.  For the three month period ended March 31, 2017, $1,738,417 of the expenses was paid using common stock.  Despite the large net loss amounts for both three month periods, because of non-cash transactions, the net cash used in operating activities was $381,460 for the three month period ended March 31, 2018 and $141,750 for the three month period ended March 31, 2017.

Liquidity and Capital Resources

As stated above, our operations used $381,460 in cash for the three month period ended March 31, 2018. During the same period, financing activities provided cash of $279,001. Cash provided by financing activities during the period came from cash proceeds from the sale of stock in the amount of $111,001 and notes payable of $168,000.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As stated above, we incurred net loss of $1,107,834 and $2,030,380 respectively for the quarters ended March 31, 2018, and 2017, and had an accumulated deficit of approximately $68,000,000 as of March 31, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  The Company has also issued an aggregate of 230,775 warrants which expire on January 31, 2020.  Each warrant is for the purchase of one share of common stock of the Company at the exercise price of $2.00 per share.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

As of May 15, 2018, the Company had cash on hand of approximately $144,000.  As a result, the Company has sufficient liquidity to meet the needs of our current operations for approximately five weeks months.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2018.  However, moving forward with the intended addition of additional staff, we believe our current framework will help remedy our material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2018, the Company issued a total of 53,639 restricted common shares to a total of 8 persons in exchange for services rendered to the Company.   The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date after including an approximate 30% discount to the market price.  Each of the issuances of stock was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the issuance of the shares did not involve any public offering.

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

Date:  May 15, 2018

By: /s/ Mike Gravel
Mike Gravel, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Donald J. Lundbom
Donald J. Lundbom, Chief Financial Officer
(Principal Financial Officer)