Form 10-Q/A
period 2018-03-31
Cannabis Sativa, Inc.
filed 2018-05-18
CIK 1360442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, filed with the Securities and Exchange Commission on May 15, 2018 (the “Original Filing”), is being filed for the purpose of correcting an inadvertent typographical error.  The first full paragraph on page 20 of the Original Filing is hereby replaced in its entirety by the following paragraph:

“As of May 15, 2018, the Company had cash on hand of approximately $144,000.  As a result, the Company has sufficient liquidity to meet the needs of our current operations for approximately five weeks.”

Other than as amended by this Amendment No. 1, the Original Filing remains unamended as filed on May 15, 2018, and is in full force and effect in its entirety.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.

Date:  May 18, 2018

By: /s/ Mike Gravel
Mike Gravel, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Donald J. Lundbom
Donald J. Lundbom, Chief Financial Officer
(Principal Financial Officer)