Form 10-Q
period 2018-06-30
Cannabis Sativa, Inc.
filed 2018-08-15
CIK 1360442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2018
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

☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer's Common Stock outstanding as of August 14, 2018, is 21,168,942.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2018	2017

Assets
Current Assets
Cash	$122,082	$175,857
Digital Currency	30,169	230,169
Accounts Receivable	7,468	3,813
Prepaid Consulting and Other Current Assets	72,918	1,083,769
Inventories	8,527	8,511

Total Current Assets	241,164	1,502,119

Property and Equipment, Net	9,482	10,600
Intangible Assets, Net	2,573,580	2,853,059
Investments	208,938	-
Goodwill	3,346,869	3,346,869

Total Assets	$6,380,033	$7,712,647

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	$229,661	$108,153
Stock Payable	1,025,199	767,603
Due to Related Parties	793,390	623,093

Total Current Liabilities	2,048,250	1,498,849

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; 732,018 issued and outstanding	732	732
Common stock $0.001 par value; 45,000,000 shares authorized; 20,871,415 and 20,803,216 shares issued and outstanding, respectively	20,871	20,803
Additional Paid-In Capital	71,301,155	70,782,434
Accumulated Other Comprehensive Income	(11,022)	188,978
Accumulated Deficit	(68,832,008)	(66,790,415)

Total Cannabis Sativa, Inc. Stockholders' Equity	2,479,728	4,202,532

Non-Controlling Interest	1,852,055	2,011,266

Total Stockholders' Equity	4,331,783	6,213,798

Total Liabilities and Stockholders' Equity	$6,380,033	$7,712,647

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$206,474	$1,981	$301,064	$3,046

Cost of Revenues	67,552	2,878	114,065	3,977

Gross Profit (Loss)	138,922	(897)	186,999	(931)

Operating Expenses
Professional fees	496,069	970,790	1,223,041	2,797,778
General and Administrative Expenses	735,823	938,674	1,364,762	1,119,020

Total Operating Expenses	1,231,892	1,909,464	2,587,803	3,916,798

Loss from Operations	(1,092,970)	(1,910,361)	(2,400,804)	(3,917,729)

Other (Income) and Expenses
Change in Fair Value/Realized Gain of Digital Currency		(3,125)	(200,000)	19,887
Other Income	—	(18,620)	—	(18,620)
Loss On Debt Settlement	—	36,697	—	36,697
Interest Expense	—	11,880	—	11,880

Total Other Expense	—	26,832	(200,000)	49,844

Loss Before Income Taxes	(1,092,970)	(1,937,193)	(2,200,804)	(3,967,573)

Income Taxes	—	—	—	—

Net Loss for the Period	(1,092,970)	(1,937,193)	(2,200,804)	(3,967,573)

Loss Attributable to Non-Controlling Interest	(37,951)	(18,510)	(159,211)	(39,758)

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$(1,055,019)	$(1,918,683)	$(2,041,593)	$(3,927,815)

Net Loss for the Period per Common Share:
Basic & Diluted	$(0.05)	$(0.10)	$(0.10)	$(0.20)

Weighted Average Common Shares Outstanding:
Basic & Diluted	20,962,539	19,325,067	20,939,773	19,196,298

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(2,200,804)	$(3,967,573)
Adjustments to Reconcile Net Loss for the Period to Net Cash
Used in Operating Activities:
Bad Debts	—	1,000
Change in Fair Value of Digital Currency	(200,000)	19,887
Depreciation and Amortization	281,229	181,431
Stock Issued and to be Issued for Services	1,551,158	2,893,757
Amortization of Stock Based Prepaids, Net	65,638	—
Imputed Interest on Loans	—	5,649
Changes in assets and liabilities:
Accounts Receivable	(3,655)	(455)
Inventories	(16)	(9,438)
Prepaid Consulting and Other Current Assets	(36,496)	(3,504)
Accounts Payable and Accrued Expenses	121,504	1,390
Stock Payable	—	490,171
Net Cash Used in Operating Activities:	(421,442)	(387,685)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(630)	—
Purchase of Intangibles	—	(150,000)
Advances to Related Parties	—	(742)
Net Cash Used In Investing Activities:	(630)	(150,742)

Cash Flows from Financing Activities:
Cash Proceeds from Sale of Stock	—	415,136
Proceeds Received from Private Placement Memorandum/Warrant Exercises	198,000	356,100
Proceeds (Advances to) from Related Parties, Net	170,297	(49,086)
Net Cash Provided by Financing Activities:	368,297	722,150

NET CHANGE IN CASH	(53,775)	183,723

Cash - Beginning of Period	175,857	257,746

Cash - End of Period	$122,082	$441,469

Supplemental Disclosures of Non Cash Activities:
Fair Value of Conversion of Amounts Due to Related Party and Accrued Interest	$ —	$104,469
Purchase of Investment with Digital Currency	$200,000	$ —
Common Stock Issued from Stock Payable	$1,192,683	$197,730
Fair Value of Shares Issued for Intangibles	$ —	$60,100
Rescinded Transaction & Elimination of Prepaid Expense	$639,822	$ —

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2018 and 2017

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

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2017, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of June 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation.  The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.  Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results of operations expected for the year ending December 31, 2018.

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

Liquidity

Our operations have been financed primarily through proceeds from notes payable, convertible notes payable, sale of common stock, warrants exercised for common stock and revenue generated from sales of our products. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception. As of June 30, 2018, we had an accumulated deficit of approximately $69,000,000 and negative working capital.

We have raised funds through the issuance of debt and the sale of common stock. We have also issued equity instruments in certain circumstances to pay for services from vendors and consultants.  During the six months ended June 30, 2018, approximately $198,000 was raised in gross proceeds from the issuance of common stock from the exercise of warrants.

Segment Information:

We operate our business on the basis of a single reportable segment, which is the business of delivering products and services ancillary to the medical cannabis market. Our chief operating decision-maker is the Chief Executive Officer, who evaluates us as a single operating segment.

Accounts Receivable:

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At June 30, 2018 and December 31, 2017 the Company has established an allowance for doubtful accounts of $-0- and $1,246, respectively.

Inventory:

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists of salves, ointments, lotions, creams and balms and is carried at the lower of cost or (net realizable value), using first-in, first-out method of determining cost.  As of June 30, 2018, the Company had $8,503 in raw materials and $24 in finished goods inventory. At December 31, 2017 there was $8,346 in raw materials and $165 in finished goods inventory.

 CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2018 and 2017

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

Revenue Recognition:

The Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.  For the three and six months ended June 30, 2018, approximately 95% of the revenue is from PrestoCorp operations.

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

Intangible Assets:

Intangible assets are comprised of patents, trademarks, the Company’s “CBDS.com” website domain and intellectual property rights.  The patents are being amortized using the straight-line method over its economic life, which is estimated to be ten (10) years.  The trademarks are being amortized between 5 and 10 years.  The CBDS.com website is being amortized using the straight-line method over its economic life, which is estimated to be five (5) years.  The intellectual property rights are being amortized using the straight-line month over its economic life, which are estimated to be between three (3) and five (5) years.

Long-Lived Assets:

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the three and six months ended June 30, 2018 we did not recognize any impairment of our long-lived assets.

 CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2018 and 2017

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

Advertising Expense:

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying consolidated statements of operations. Advertising costs were approximately $2,500 and $397,000 for the six months ended June 30, 2018 and 2017, respectively.

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

For the Three and Six Months Ended June 30, 2018 and 2017

Recent Accounting Pronouncements – continued:

On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the adoption of ASU 2014-09 did not significantly impact the Company’s reported historical revenue. Revenue from substantially all of our contracts with customers continues to be recognized over time as services are rendered. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the six months ended June 30, 2018. The Company expects the impact to be immaterial on an ongoing basis. The 2017 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period.

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) to expand the scope of ASC 718, Compensation - Stock Compensation (Topic 718) (“ASU 2018-07”), to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We do not expect this ASU to have a significant impact on our condensed consolidated financial statements and related disclosures.

FASB ASU 2017-11 “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815)” - In July 2017, the FASB issued 2017-11. The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. Our warrants issued with our convertible notes are treated as derivative instruments, because they include a “down round” feature. The ASU is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted. We do not expect this ASU to have a significant impact on our condensed consolidated financial statements and related disclosures.

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC, (the “LLC”).  The purpose of the LLC is to hold the intellectual property of Cannabis Sativa, Inc.  As of June 30, 2018 and December 31, 2017 there has been no activity in the LLC.

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

 CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2018 and 2017

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

4.  Digital Currency

As of June 30, 2018 and December 31, 2017, assets measured at fair value on a recurring basis were as follows:

June 30, 2018 - Unaudited	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$30,169	$-	$30,169	$-
Total assets measured at fair value	$30,169	$-	$30,169	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets:
Digital Currency	$230,169	$-	$230,169	$-
Total assets measured at fair value	$230,169	$-	$230,169	$-

The Company’s digital currency consisted of the following at June30, 2018 and December 31, 2017:

	Unaudited
	June 30, 2018	December 31, 2017
Weed Coin	$14,365	$214,365
Gary Coin	15,804	15,804
Total assets measured at fair value	$30,169	$230,169

During the six months ended June 30, 2018, the Company purchased 10,000,000 shares of common stock of Medical Cannabis Payment Solutions (ticker:  REFG) in exchange for 1,000,000 units of Weed coins (valued at $200,000).

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2018 and 2017

5.  Fixed Assets

Property and equipment consisted of the following at June 30, 2018 and December 31, 2017:

	Unaudited
	June 30,	December 31,
	2018	2017
Furniture and Equipment	$18,055	$17,425
Leasehold Improvements	2,500	2,500
	20,555	19,925
Less: Accumulated Depreciation	(11,073)	(9,325)

Net Property and Equipment	$9,482	$10,600

Depreciation expense for the six months ended June 30, 2018 and 2017 was $1,748 and $323, respectively.

6.  Intangibles

Intangibles consisted of the following at June 30, 2018 and December 31, 2017:

	Unaudited
	June 30,	December 31,
	2018	2017

CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (Cannabis Sativa)	1,484,250	1,484,250
Intellectual Property Rights Vaporpenz (Cannabis Sativa)	210,100	210,100
Intellectual Property Rights (iBudtender)	330,000	330,000
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (Cannabis Sativa)	8,410	8,410
Patents and Trademarks (Wild Earth)	4,425	4,425
Patents and Trademarks (KPAL)	1,410,000	1,410,000
	3,701,184	3,701,184
Less: Accumulated Amortization	(1,127,604)	(848,125)

Net Intangible Assets	$2,573,580	$2,853,059

Amortization expense for the six months ended June 30, 2018 and 2017 was approximately $279,479 and $181,000, respectively.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2018 and 2017

6.  Intangibles- continued:

Amortization for each of the next 5 years approximates:

2019	$558,000
2020	$558,000
2021	$526,000
2022	$422,000
2023	$384,000

Goodwill consisted of the following at June 30, 2018 and December 31, 2017:

	Unaudited June 30, 2018	December 31, 2017

Beginning Balance	$3,346,869	$247,051
Acquisition PrestoCorp (1)	––	3,010,202
Adjustment to Valuation of iBudtender Acquisition	––	89,616

Ending Balance	$3,346,869	$3,346,869

7.  Related Parties

The Company has received advances from related parties and officers of the Company to cover operating expenses. As of June 30, 2018 and December 31, 2017, net amounts due to the related parties were $793,390 and $623,093, respectively. During the six months ended June 30, 2018 and 2017, the Company has imputed interest on these advances at the rates between 5% and 8% per annum and has recorded interest expense related to these balances in the amount of $-0- and $11,880 respectively.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital.

At June 30, 2018 and December 31, 2017, the Company had a note payable to the founder of iBudtender of $8,744 and $55,667, respectively.  This note is included in due to related parties on the condensed consolidated balance sheets. The note earns interest at 0% and is due on demand.

During the six months ended June 30, 2018 and 2017, the Company incurred approximately $11,000 and $21,000, respectively, for consulting services from a relative of the Company’s president.

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

As of December 31, 2017, the Company had outstanding warrants to purchase 230,775 shares of the Company’s common stock. The exercise price of the warrants was $2.00 per share. All warrants are exercisable and expire on January 31, 2020.

During the six months ended June 30, 2018, the board of directors approved the issuance of 350,625 shares of common stock for services in the amount of approximately $1,551,158, net.   The fair values of the shares issued was based on the market price of the Company’s common stock on the respective measurement dates.

During the six months ended June 30, 2018, 99,000 shares common stock were issued in connection with the exercise of warrants for approximately $198,000 in cash.  At June 30, 2018 a total of 131,775 warrants remain outstanding.

During the six months ended June 30, 2018, 332,447 shares common stock were returned in connection with a previous issuance of stock for services due to the non performance of the vendor.  The total value of the transaction in the amount of $990,692 was reversed with $103,197 reported as income in the statement of operations reducing general and administrative income since the vendor never performed and this amount represented the amount that was expensed in the prior period.

  CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2018 and 2017

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

The following approximate unaudited supplemental pro forma information for the six months ended June 30, 2017 assumes the acquisition of PrestoCorp had occurred as of January 1, 2017 giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of PrestoCorp been operating as part of the Company since January 1, 2017 and 2016.

June 30, 2017
Revenues	$492,000
Expenses	(7,100,000)
Net Loss for the Period	$(6,608,000)

  CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2018 and 2017

11.  Purchase of PrestoCorp - continued

The following table sets forth the components of identified intangible assets associated with the acquisition.

Fair Value at Acquisition
Technology: Website & App	$520,000
Marketing related	260,000
Customer base	30,000
$810,000

Subsequent to acquisition, the Company realized an impairment expense related to the PrestoCorp intangible assets of approximately $472,000 due to the greater-than-expected impact from recreational cannabis legalization in CA and NV, as well as longer cycle times to open new markets.

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

11.  Commitments and Contingencies

Lease

The Company leases an office and warehouse facility in Mesquite, Nevada that serves as the principal executive offices and provides manufacturing and warehouse space. On March 1, 2017, a new lease agreement was signed at a monthly rate of $1,392.  Lease term is for 12 (twelve) months with a renewal option available for an additional 12 (twelve) months.  Rent expense for the six months ended June 30, 2018 and 2017 was approximately $8,300 and $7,000.  PrestoCorp leases office space in San Francisco at $2,800 per month, $800 per month for a New York office, and pays $1,500 per month for office facilities in Las Vegas, NV.

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

  CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2018 and 2017

11.  Commitments and Contingencies- continued

Stock Payable

As of June 30, 2018 and December 31, 2017 the Company recorded approximately $1,025,199 and $768,000, respectively, of stock payable related to common stock to be issued.  The following summary approximates the activity of stock payable during the six months ended June 30, 2018:

Beginning Balance – January 1, 2018	$767,603
Additions	1,449,882
Issuances	(1,192,286)

Ending Balance – June 30, 2018	$1,025,199

In connection with the one year anniversary of PrestoCorp acquisition, included in stock payable is approximately $541,000 due to PrestoCorp as per their original purchase agreement which stated that “"In the event that the 30-day average price per share of the CBDS common stock is less than the Closing Price Per Share on the first anniversary of Closing, CBDS shall promptly issue to the Sellers contingent value right shares equal to the difference between Closing Price Per Share and the 30-day average price per share of CBDS common stock immediately prior to such date, multiplied by the number of Initial Shares.”  The Company has accrued approximately $541,000 as of June 30, 2018 for this liability to the sellers.  The value of these shares has been expensed as compensation during the three months ended June 30, 2018.

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

12.   Subsequent Events

In July 2018, the Company issued 143,429 shares of common stock to consultants and officers for services rendered during the six months ended June 30, 2018 as part of the agreement noted below.

On July 15, 2018 the original agreement with iBudtender was amended.  The following items were amended:  50,000 shares of common stock due to iBudtender from the Company were cancelled, iBudtender is to return 70,000 shares of common stock previously given to them by the Company and maturity of prior loan given to iBudtender in the amount of $105,000 will be extended one (1) year to August 2019 with interest payable at 5%.  With completion of various milestones of various work product the Company will issue to shares to Chris Cope as consultant, with 25,000 shares issued at signing of the amended agreement.

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

Business Plan

We are engaged in the research, development, acquisition and licensing of specialized natural cannabis related products, including cannabis formulas, edibles, topicals, strains, recipes and delivery systems.  We also are engaged in marketing and branding within the cannabis space, including with our trademark pending "hi" brand and others. We hold a license for a proprietary cannabis lozenge delivery methodology, and a proprietary cannabis trauma cream formula.  We have recently been awarded a U.S. patent for a strain of cannabis plant named Ecuadorian Sativa (also referred to as CTS-A or CTA).  We also have U.S. patents pending on cannabis based compositions and methods of treating hypertension and a lozenge delivery system. We plan to license our intellectual property, including patents, branding and know-how to companies licensed under, and in full compliance with, state regulations applicable to cannabis businesses.  In addition, through its 51% owned subsidiary PrestoCorp, the Company operates an online telemedicine service that allows patients to use secure and confidential video conference technology to speak with a licensed physician for a medical marijuana evaluation.

The Company continues to execute on its business plan. Overhead expenses have been reduced significantly and further declines are expected. Management is focused on identifying opportunities for growth through acquisitions, as well as continued development of its existing brands, products, and businesses.

Management believes the current political and legal climate is favorable for the development of “plant-touching” businesses for its portfolio and is actively pursuing such opportunities.

The PrestoDoctor subsidiary currently has operations in Pennsylvania, New York, Nevada, and California and is targeting additional states as the related legal issues are clarified. Presto management is developing new products to augment its footprint in the health arena and leverage its telemedicine platform.

Results of Operations

Three Months Ended June 30, 2018, compared with the Three Months Ended June 30, 2017

Revenue for the three month periods ended June 30, 2018 and 2017 was $206,474 and $1,981, respectively. Cost of revenues for the three month periods ended June 30, 2018 and 2017 was $67,552 and $2,878, respectively. Gross profit (loss) for the three month periods ended June 30, 2018 and 2017 was $138,922 and $(897), respectively.  The increase in each of the numbers for 2018 is primarily a result of the acquisition of a 51% interest in PrestoCorp as of August 1, 2017, and the impact of the business operations of PrestoCorp on the business operations of the Company.

Net loss for the three month period ended June 30, 2018 was $1,092,970 compared to net loss of $1,937,193 for the three month period ended June 30, 2017.  The decrease resulted primarily from and increase in gross profit and from a decrease in professional fees.

Total operating expenses were $1,231,892 for the three month period ended June 30, 2018 and $1,909,464 for the three month period ended June 30, 2017, resulting in a decrease in total operating expenses of $677,572.  Of that amount, $474,721 was attributable to a decrease in professional fees and $202,851 was attributable to a decrease in general and administrative expenses of which approximately $103,000 was due to the returned shares due to non-perfomance of a vendor .  These decreases came about as a result of better cost management by the Company and by making payments in stock in amounts tied to share value rather than number of shares.

Six Months Ended June 30, 2018, compared with the Six Months Ended June 30, 2017

Revenue for the six month periods ended June 30, 2018 and 2017 was $301,064 and $3,046, respectively. Cost of revenues for the six month periods ended June 30, 2018 and 2017 was $114,065 and $3,977, respectively. Gross profit (loss) for the six month periods ended June 30, 2018 and 2017 was $186,999 and $(931), respectively.  As was the case for the three month period ended June 30, 2018, the increase in each of the numbers for 2018 is primarily a result of the acquisition of a 51% interest in PrestoCorp as of August 1, 2017, and the impact of the business operations of PrestoCorp on the business operations of the Company.

Total operating expenses were $2,587,803 for the six month period ended June 30, 2018 and $3,916,798 for the six month period ended June 30, 2017.  For the six month period ended June 30, 2018, $1,293,563 of the expenses was paid using the Company’s common stock and therefore required no cash.  For the six month period ended June 30, 2017, $2,893,757 of the expenses was paid using common stock.  Despite the large net loss amounts for both six month periods, because of non-cash transactions, the net cash used in operating activities was $421,442for the six month period ended June 30, 2018 and $387,685 for the six month period ended June 30, 2017.

Net loss for the six month period ended June 30, 2018 was $2,200,804 compared to net loss of $3,967,573 for the six month period ended June 30, 2017.  As was the case for the three month periods ended June 30, 2018 and 2017, the decreases in net loss resulted primarily from an increase in gross profit and from a decrease in professional fees.

Liquidity and Capital Resources

As stated above, our operations used $421,442 in cash for the six month period ended June 30, 2018. During the same period, financing activities provided cash of $368,297. Cash provided by financing activities during the period came from cash proceeds from the sale of stock of warrants exercised in the amount of $198,000 and advances from related parties net of repayments of $170,297.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As stated above, we incurred a net loss of $2,200,804 and $3,967,573, respectively for the six months ended June 30, 2018, and 2017, and had an accumulated deficit of approximately $69,000,000 as of June 30, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  The Company has outstanding a total of 131,775 warrants which expire on January 31, 2020.  Each warrant is for the purchase of one share of common stock of the Company at the exercise price of $2.00 per share.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

As of August 14, 2018, the Company had cash on hand of approximately $37,000.  As a result, the Company has sufficient liquidity to meet the needs of our current operations for approximately four (4) weeks.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2018.  However, moving forward with the intended addition of additional staff, we believe our current framework will help remedy our material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2018, the Company issued a total of 139,289 restricted common shares to a total of 4 persons in exchange for services rendered to the Company.   The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date after including an approximate 30% discount to the market price.  Each of the issuances of stock was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the issuance of the shares did not involve any public offering.

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

(1) Incorporated by reference to Exhibits 3.01 and 3.02 of the Company's Registration Statement on Form 10 filed January 28, 2009.

 (2) XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.  These exhibits will be attached to Amendment No. 1 of this 10-Q for the quarter ended June 30, 2018, which will be filed subsequent to the current filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.

Date:  August 14, 2018

By: /s/ Mike Gravel
Mike Gravel, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Donald J. Lundbom
Donald J. Lundbom, Chief Financial Officer
(Principal Financial Officer)