Form 10-Q/A
period 2018-06-30
Cannabis Sativa, Inc.
filed 2018-08-20
CIK 1360442

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q of the Registrant for the fiscal quarter ended June 30, 2018, originally filed on August 15, 2018, is being filed solely because it contains the XBRL files which were not included with the original filing.  Readers should consult the original filing which remains unchanged for all purposes other than for access to the XBRL files which can now be accessed from this Amendment No. 1.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANNABIS SATIVA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2018	2017

Assets
Current Assets
Cash	$122,082	$175,857
Digital Currency	30,169	230,169
Accounts Receivable	7,468	3,813
Prepaid Consulting and Other Current Assets	72,918	1,083,769
Inventories	8,527	8,511

Total Current Assets	241,164	1,502,119

Property and Equipment, Net	9,482	10,600
Intangible Assets, Net	2,573,580	2,853,059
Investments	208,938	-
Goodwill	3,346,869	3,346,869

Total Assets	$6,380,033	$7,712,647

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	$229,661	$108,153
Stock Payable	1,025,199	767,603
Due to Related Parties	793,390	623,093

Total Current Liabilities	2,048,250	1,498,849

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; 732,018 issued and outstanding	732	732
Common stock $0.001 par value; 45,000,000 shares authorized; 20,871,415 and 20,803,216 shares issued and outstanding, respectively	20,871	20,803
Additional Paid-In Capital	71,301,155	70,782,434
Accumulated Other Comprehensive Income	(11,022)	188,978
Accumulated Deficit	(68,832,008)	(66,790,415)

Total Cannabis Sativa, Inc. Stockholders' Equity	2,479,728	4,202,532

Non-Controlling Interest	1,852,055	2,011,266

Total Stockholders' Equity	4,331,783	6,213,798

Total Liabilities and Stockholders' Equity	$6,380,033	$7,712,647

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$206,474	$1,981	$301,064	$3,046

Cost of Revenues	67,552	2,878	114,065	3,977

Gross Profit (Loss)	138,922	(897)	186,999	(931)

Operating Expenses
Professional fees	496,069	970,790	1,223,041	2,797,778
General and Administrative Expenses	735,823	938,674	1,364,762	1,119,020

Total Operating Expenses	1,231,892	1,909,464	2,587,803	3,916,798

Loss from Operations	(1,092,970)	(1,910,361)	(2,400,804)	(3,917,729)

Other (Income) and Expenses
Change in Fair Value/Realized Gain of Digital Currency		(3,125)	(200,000)	19,887
Other Income	-	(18,620)	-	(18,620)
Loss On Debt Settlement	-	36,697	-	36,697
Interest Expense	-	11,880	-	11,880

Total Other Expense	-	26,832	(200,000)	49,844

Loss Before Income Taxes	(1,092,970)	(1,937,193)	(2,200,804)	(3,967,573)

Income Taxes	-	-	-	-

Net Loss for the Period	(1,092,970)	(1,937,193)	(2,200,804)	(3,967,573)

Loss Attributable to Non-Controlling Interest	(37,951)	(18,510)	(159,211)	(39,758)

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$(1,055,019)	$(1,918,683)	$(2,041,593)	$(3,927,815)

Net Loss for the Period per Common Share:
Basic & Diluted	$(0.05)	$(0.10)	$(0.10)	$(0.20)

Weighted Average Common Shares Outstanding:
Basic & Diluted	20,962,539	19,325,067	20,939,773	19,196,298

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(2,200,804)	$(3,967,573)
Adjustments to Reconcile Net Loss for the Period to Net Cash Used in Operating Activities:
Bad Debts	-	1,000
Change in Fair Value of Digital Currency	(200,000)	19,887
Depreciation and Amortization	281,229	181,431
Stock Issued and to be Issued for Services	1,551,158	2,893,757
Amortization of Stock Based Prepaids, Net	65,638	-
Imputed Interest on Loans	-	5,649
Changes in assets and liabilities:
Accounts Receivable	(3,655)	(455)
Inventories	(16)	(9,438)
Prepaid Consulting and Other Current Assets	(36,496)	(3,504)
Accounts Payable and Accrued Expenses	121,504	1,390
Stock Payable	-	490,171
Net Cash Used in Operating Activities:	(421,442)	(387,685)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(630)	-
Purchase of Intangibles	-	(150,000)
Advances to Related Parties	-	(742)
Net Cash Used In Investing Activities:	(630)	(150,742)

Cash Flows from Financing Activities:
Cash Proceeds from Sale of Stock	-	415,136
Proceeds Received from Private Placement Memorandum/Warrant Exercises	198,000	356,100
Proceeds (Advances to) from Related Parties, Net	170,297	(49,086)
Net Cash Provided by Financing Activities:	368,297	722,150

NET CHANGE IN CASH	(53,775)	183,723

Cash - Beginning of Period	175,857	257,746

Cash - End of Period	$122,082	$441,469

Supplemental Disclosures of Non Cash Activities:
Fair Value of Conversion of Amounts Due to Related Party and Accrued Interest	$ -	$104,469
Purchase of Investment with Digital Currency	$200,000	$ -
Common Stock Issued from Stock Payable	$1,192,683	$197,730
Fair Value of Shares Issued for Intangibles	$ -	$60,100
Rescinded Transaction & Elimination of Prepaid Expense	$639,822	$ -

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document

3.1(1)	3	Articles of Incorporation
3.2(1)	3	Bylaws
31.1(3)	31	Section 302 Certification of Principal Executive Officer
31.2(3)	31	Section 302 Certification of Principal Financial Officer
32.1(3)	32	Section 1350 Certification of Principal Executive Officer
32.2(3)	32	Section 1350 Certification of Principal Financial Officer
101.INS(2)		XBRL Instance Document
101.SCH(2)		XBRL Taxonomy Extension Schema
101.CAL(2)		XBRL Taxonomy Extension Calculation Linkbase
101.DEF(2)		XBRL Taxonomy Extension Definition Linkbase
101.LAB(2)		XBRL Taxonomy Extension Label Linkbase
101.PRE(2)		XBRL Taxonomy Extension Presentation Linkbase

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

(3) Attached to the Company’s original filing on Form 10-Q for the quarter ended June 30, 2018, filed August 15, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.

Date:  August 17, 2018

By: /s/ Mike Gravel
Mike Gravel, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Donald J. Lundbom
Donald J. Lundbom, Chief Financial Officer
(Principal Financial Officer)