Form 10-Q
period 2018-09-30
Cannabis Sativa, Inc.
filed 2018-11-14
CIK 1360442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2018
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

☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer's Common Stock outstanding as of November 8, 2018, is 21,733,428.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2018	2017

Assets
Current Assets
Cash	$ 222,767	$ 175,857
Digital Currency	-	230,169
Accounts Receivable, net	4,787	3,813
Prepaid Consulting and Other Current Assets	55,092	1,083,769
Inventories	8,239	8,511

Total Current Assets	290,885	1,502,119

Property and Equipment, Net	8,874	10,600
Intangible Assets, Net	2,433,839	2,853,059
Investments	208,938	-
Goodwill	3,346,869	3,346,869

Total Assets	$ 6,289,405	$ 7,712,647

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	$ 97,336	$ 108,153
Stock Payable	1,300,729	767,603
Due to Related Parties	876,623	623,093

Total Current Liabilities	2,274,688	1,498,849

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; 732,018 issued and outstanding	732	732
Common stock $0.001 par value; 45,000,000 shares authorized; 20,951,119 and 20,803,216 shares issued and outstanding, respectively	20,951	20,803
Additional Paid-In Capital	71,717,078	70,782,434
Accumulated Other Comprehensive Income	-	188,978
Accumulated Deficit	(69,583,996)	(66,790,415)

Total Cannabis Sativa, Inc. Stockholders' Equity	2,154,765	4,202,532

Non-Controlling Interest	1,859,952	2,011,266

Total Stockholders' Equity	4,014,717	6,213,798

Total Liabilities and Stockholders' Equity	$ 6,289,405	$ 7,712,647

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$ 107,616	$ 121,400	$ 408,680	$ 124,446

Cost of Revenues	53,745	69,144	167,810	73,121

Gross Profit	53,871	52,256	240,870	51,325

Operating Expenses
Professional fees	490,717	1,074,065	1,713,758	3,871,843
General and Administrative Expenses	288,098	120,143	1,641,838	1,239,163

Total Operating Expenses	778,815	1,194,208	3,355,596	5,111,006

Loss from Operations	(724,944)	(1,141,952)	(3,114,726)	(5,059,681)

Other (Income) and Expenses
Change in Fair Value/Realized Gain of Digital Currency	-	(8,865)	(200,000)	11,022
Impairment of Digital Currency	30,169	-	30,169	-
Other Income	-	-	-	(18,620)
Loss On Debt Settlement	-	-	-	36,697
Interest Expense	-	-	-	11,880

Total Other (Income) and Expense	30,169	(8,865)	(169,831)	40,979

Loss Before Income Taxes	(755,113)	(1,133,087)	(2,944,895)	(5,100,660)

Income Taxes	-	-	-	-

Net Loss for the Period	(755,113)	(1,133,087)	(2,944,895)	(5,100,660)

Loss Attributable to Non-Controlling Interest	(310,525)	(72,940)	(151,314)	(112,698)

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$ (444,588)	$ (1,060,147)	$ (2,793,581)	$ (4,987,962)

Net Loss for the Period per Common Share:
Basic & Diluted	$ (0.02)	$ (0.05)	$ (0.13)	$ (0.26)

Weighted Average Common Shares Outstanding:
Basic & Diluted	20,892,220	19,764,630	20,937,541	19,547,119

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$ (2,944,895)	$ (5,100,660)
Adjustments to Reconcile Net Loss for the Period to Net Cash Used in Operating Activities:
Bad Debts	-	1,000
Change in Accounting Method for Digital Currency	11,022	-
Impairment of Digital Currency	30,169	-
Change in Fair Value/Realized Gain of Digital Currency	(200,000)	11,022
Depreciation and Amortization	421,843	323,838
Stock Issued and to be Issued for Services	2,096,860	4,034,930
Amortization of Stock Based Prepaids	75,055	-
Imputed Interest on Loans	-	5,649
Changes in assets and liabilities:
Accounts Receivable	(974)	115
Inventories	272	(158)
Prepaid Consulting and Other Current Assets	(46,005)	(70,171)
Accounts Payable and Accrued Expenses	(10,820)	155,497
Commitments and Contingencies	-	(19,000)
Net Cash Used in Operating Activities:	(567,473)	(657,938)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(897)	(5,695)
Cash Acquired in Merger	-	8,714
Cash Purchase of Investment - Shona Banda	-	(3,980)
Purchase of Intangibles	-	(150,000)
Advances to Related Parties	-	(742)
Net Cash Used In Investing Activities:	(897)	(151,703)

Cash Flows from Financing Activities:
Cash Proceeds from Sale of Stock	-	415,136
Proceeds Received from Sales of Common Stock and Warrant Exercises	361,750	356,100
Proceeds from Related Parties, Net	253,530	914
Net Cash Provided by Financing Activities:	615,280	772,150

NET CHANGE IN CASH	46,910	(37,491)

Cash - Beginning of Period	175,857	257,746

Cash - End of Period	$ 222,767	$ 220,255

Supplemental Disclosures of Non Cash Activities:
Fair Value of Conversion of Amounts Due to Related Party and Accrued Interest	$ -	$ 100,086
Purchase of Investment with Digital Currency	$ 200,000	$ -
Common Stock Issued from Stock Payable	$ 1,534,835	$ 379,900
Fair Value of Shares Issued for Intangibles	$ -	$ 60,100
Fair Value of Shares and NCI Issued for Purchase of Presto Corp	$ -	$ 5,463,202
Fair Value of Shares Issued for Services in Prepaid Expenses	$ -	$ 1,000,000
Rescinded Transaction & Elimination of Prepaid Expense	$ 639,822	$ -
Adjustment to Purchase Price of iBudtender		$ 163,386

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2018 and 2017

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

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2017, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of September 30, 2018 and 2017, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation.  The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.  Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results of operations expected for the year ending December 31, 2018.

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

During the period ended September 30, 2018 the Company changed its method of accounting for its digital currency from Available for Sale to Held for Investment.  At this change it was determined that the digital currency was worthless so the total cost was impaired.  The Unrealized gain on the digital currency that was included in Accumulated Other Comprehensive Income of $11,022 was then expensed to General and Administrative Expenses.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2018 and 2017

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

Liquidity

Our operations have been financed primarily through proceeds from notes payable, convertible notes payable, sale of common stock, warrants exercised for common stock and revenue generated from sales of our products. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception. As of September 30, 2018, we had an accumulated deficit of approximately $70,000,000 and negative working capital.

We have raised funds through the issuance of debt and the sale of common stock. We have also issued equity instruments in certain circumstances to pay for services from vendors and consultants.  During the nine months ended September 30, 2018, approximately $362,000 was raised in gross proceeds from the issuance of common stock from the exercise of warrants.

Segment Information:

We operate our business on the basis of a single reportable segment, which is the business of delivering products and services ancillary to the medical cannabis market. Our chief operating decision-maker is the Chief Executive Officer, who evaluates us as a single operating segment.

Accounts Receivable:

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At September 30, 2018 and December 31, 2017 the Company has established an allowance for doubtful accounts of $-0- and $1,246, respectively.

Inventory:

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists of salves, ointments, lotions, creams and balms and is carried at the lower of cost or (net realizable value), using first-in, first-out method of determining cost.  As of September 30, 2018, the Company had $7,992 in raw materials and $247 in finished goods inventory. At December 31, 2017 there was $8,346 in raw materials and $165 in finished goods inventory.

 CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2018 and 2017

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

Revenue Recognition:

The Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.  For the three and nine months ended September 30, 2018, approximately 95% of the revenue is from PrestoCorp operations.

Digital Currencies Translations and Re-measurements

Digital currencies are included in current assets in the consolidated balance sheets. As the digital currencies are not financial assets and they lack physical substance, such assets meet the definition of an intangible asset.  Accordingly, the Company records the assets at cost less impairment.

Realized gain (loss) on sale of digital currencies is included in other income (expense) in the consolidated statements of operations.

During the nine months ended September 30, 2018, the Company purchased 10,000,000 shares of common stock of Medical Cannabis Payment Solutions (ticker:  REFG) in exchange for 1,000,000 units of Weed coins (valued at $200,000).

Investments

Investments are stated at cost, and consist of minority ownership in cannabis related companies.

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

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2018 and 2017

Long-Lived Assets:

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the three and nine months ended September 30, 2018 we did not recognize any impairment of our long-lived assets.

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

Advertising Expense:

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying consolidated statements of operations. Advertising costs were approximately $54,170 and $172,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

For the Three and Nine Months Ended September 30, 2018 and 2017

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

Correction of Error

Company management has determined, after discussion with our independent registered public accounting firm, the Company’s digital currency were not properly accounted for and the amounts previously reported were misstated.

Based on our analysis, the Company has concluded that it erroneously recorded its digital currencies at fair value in the prior year and previous quarters rather than at cost, less impairment. Accordingly, the digital currency asset has been stated at zero value, which resents the cost basis, and the related decrease in valuation of approximately $30,000 was recorded as an impairment in the current period. The prior year balance of approximately $230,000 and the prior periods unrealized gain/loss have not been restated, as such amounts are determined not to be significant to the Company’s overall financial statements as such amounts represent less than 3% of assets and less than 1% of net loss.

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s consolidated financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.

On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the adoption of ASU 2014-09 did not significantly impact the Company’s reported historical revenue. Revenue from substantially all of our contracts with customers continues to be recognized over time as services are rendered. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the nine months ended September 30, 2018. The Company expects the impact to be immaterial on an ongoing basis. The 2017 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period.

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

For the Three and Nine Months Ended September 30, 2018 and 2017

The Company operates as one reportable segment.

The Company receives payments from individual clients. As the period between the time of service and time of payment is typically one day or less if it is an internet sale otherwise payment can be up to 30 days, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

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

  CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2018 and 2017

2.  Eden Holdings LLC

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC, (the “LLC”).  The purpose of the LLC is to hold the intellectual property of Cannabis Sativa, Inc.  As of September 30, 2018 and December 31, 2017 there has been no activity in the LLC.

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, notes payable, accounts payable, accrued liabilities approximate fair value given their short-term nature or effective interest rates.  We measure certain financial instruments at fair value on a recurring basis.

4.  Fixed Assets

Property and equipment consisted of the following at September 30, 2018 and December 31, 2017:

	Unaudited
	September 30,	December 31,
	2018	2017
Furniture and Equipment	$ 18,322	$ 17,425
Leasehold Improvements	2,500	2,500
	20,822	19,925
Less: Accumulated Depreciation	(11,948)	(9,325)

Net Property and Equipment	$ 8,874	$ 10,600

Depreciation expense for the nine months ended September 30, 2018 and 2017 was approximately $2,600 and $1,000, respectively.

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2018 and 2017

 5.  Intangibles

Intangibles consisted of the following at September 30, 2018 and December 31, 2017:

	Unaudited
	September 30,	December 31,
	2018	2017

CBDS.com website (Cannabis Sativa)	$ 13,999	$ 13,999
Intellectual Property Rights (Cannabis Sativa)	1,484,250	1,484,250
Intellectual Property Rights Vaporpenz (Cannabis Sativa)	210,100	210,100
Intellectual Property Rights (iBudtender)	330,000	330,000
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (Cannabis Sativa)	8,410	8,410
Patents and Trademarks (Wild Earth)	4,425	4,425
Patents and Trademarks (KPAL)	1,410,000	1,410,000
	3,701,184	3,701,184
Less: Accumulated Amortization	(1,267,345)	(848,125)

Net Intangible Assets	$ 2,433,839	$ 2,853,059

Amortization expense for the nine months ended September 30, 2018 and 2017 was approximately $419,000 and $323,000, respectively.

Amortization for each of the next 5 years approximates:

2019	$558,000
2020	$558,000
2021	$526,000
2022	$422,000
2023	$384,000

Goodwill consisted of the following at September 30, 2018 and December 31, 2017:

	Unaudited September 30, 2018	December 31, 2017

Beginning Balance	$ 3,346,869	$ 247,051
Acquisition PrestoCorp (1)	-	3,010,202
Adjustment to Valuation of iBudtender Acquisition	-	89,616

Ending Balance	$ 3,346,869	$ 3,346,869

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2018 and 2017

6.  Related Parties

The Company has received advances from related parties and officers of the Company to cover operating expenses. As of September 30, 2018 and December 31, 2017, net amounts due to the related parties were $876,623 and $623,093, respectively. During the nine months ended September 30, 2018 and 2017, the Company has imputed interest on these advances at the rates between 5% and 8% per annum and has recorded interest expense related to these balances in the amount of $-0- and $11,880 respectively.  Because the related parties do not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital.

At September 30, 2018 and December 31, 2017, the Company had a note payable to the founder of iBudtender of $8,744 and $55,667, respectively.  This note is included in due to related parties on the condensed consolidated balance sheets. The note earns interest at 0% and is due on demand.

During the nine months ended September 30, 2018 and 2017, the Company incurred approximately $33,000 and $15,000, respectively, for consulting services from a relative of the Company’s president.

7.  Stockholders’ Equity

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

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2018 and 2017

During the nine months ended September 30, 2018, the board of directors approved the issuance of 429,475 shares of common stock for services in the amount of approximately $1,723,784 of which approximately $1,535,000 was recorded through stock payable and approximately $189,000 were shares for services expensed upon issuance. The fair value of the shares issued was based on the market price of the Company’s common stock on the respective measurement dates.

During the nine months ended September 30, 2018, 100,875 shares common stock were issued in connection with the exercise of warrants for approximately $202,000 in cash.  At September 30, 2018 a total of 129,900 warrants remain outstanding.

During the nine months ended September 30, 2018, 332,447 shares common stock were returned in connection with a previous issuance of stock for services due to the non-performance of the vendor.  The total value of the transaction in the amount of $990,692 was reversed with $103,197 reported as income in the statement of operations reducing general and administrative income since the vendor never performed and this amount represented the amount that was expensed in the prior period.

During the nine months ended September 30, 2018, 95,000 shares of common stock, both issued and to be issued, were returned in connection with an amended investment agreement with iBudtender.  The total value of the transaction in the amount of $50 was removed from common stock.

8.  Purchase of PrestoCorp

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

The following summarizes the transaction with PrestoCorp at closing on August 1, 2017:

Cash	$ 8,713
Prepaid Assets	8,565
Property & Equipment, Net	8,702
Intellectual Property	810,000
Goodwill	3,519,202
Total Assets	$ 4,355,182

Accounts Payable & Accrued Expenses	(20,507)
Fair value of NCI	(1,996,000)
Due to – Related Parties	(5,473)

Net Purchase (fair value of common stock issued)	$ 2,333,202

CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2018 and 2017

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

The following approximate unaudited supplemental pro forma information for the nine months ended September 30, 2017 assumes the acquisition of PrestoCorp had occurred as of January 1, 2017 giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of PrestoCorp been operating as part of the Company since January 1, 2017 and 2016.

September 30, 2017
Revenues	$ 680,000
Expenses	(5,040,000)
Net Loss for the Period	$ (4,360,000)

The following table sets forth the components of identified intangible assets associated with the acquisition.

Fair Value at Acquisition
Technology: Website & App	$ 520,000
Marketing related	260,000
Customer base	30,000
$ 810,000

Subsequent to acquisition, the Company realized an impairment expense related to the PrestoCorp intangible assets of approximately $472,000 due to the greater-than-expected impact from recreational cannabis legalization in CA and NV, as well as longer cycle times to open new markets.

9.  Going Concern Considerations

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

For the Three and Nine Months Ended September 30, 2018 and 2017

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

10.  Commitments and Contingencies

Lease

The Company leases an office and warehouse facility in Mesquite, Nevada that serves as the principal executive offices and provides manufacturing and warehouse space. On March 1, 2017, a new lease agreement was signed at a monthly rate of $1,392.  Lease term is for 12 (twelve) months with a renewal option available for an additional 12 (twelve) months.  Rent expense for the nine months ended September 30, 2018 and 2017 was approximately $11,700 and $11,300.  PrestoCorp leases office space in San Francisco at $2,800 per month, $800 per month for a New York office, and pays $1,500 per month for office facilities in Las Vegas, NV.

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

Stock Payable

As of September 30, 2018 and December 31, 2017 the Company recorded approximately $1,301,000 and $768,000, respectively, of stock payable related to common stock to be issued.

The following summary approximates the activity of stock payable during the nine months ended September 30, 2018:

Beginning Balance – January 1, 2018	$ 767,603
Additions	2,067,981
Issuances	(1,534,855)

Ending Balance – September 30, 2018	$ 1,300,729

In connection with the one year anniversary of PrestoCorp acquisition, included in stock payable is approximately $541,000 due to PrestoCorp as per their original purchase agreement which stated that “"In the event that the 30-day average price per share of the CBDS common stock is less than the Closing Price Per Share on the first anniversary of Closing, CBDS shall promptly issue to the Sellers contingent value right shares equal to the difference between Closing Price Per Share and the 30-day average price per share of CBDS common stock immediately prior to such date, multiplied by the number of Initial Shares.”  The Company has accrued approximately $541,000 as of September 30, 2018 for this liability to the sellers.  The value of these shares has been expensed as compensation during the nine months ended September 30, 2018.

 CANNABIS SATIVA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2018 and 2017

Indemnities

The Company’s Articles of Incorporation and bylaws require us, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by us. We also indemnify our lessor in connection with our facility lease for certain claims arising from the use of the facilities. These indemnities do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying condensed consolidated balance sheets. The Company carries “side A” insurance coverage $2 million for this exposure.

11.   Subsequent Events

In October 2018, the Company issued 80,986 shares of common stock to consultants and officers for services rendered during the three months ended September 30, 2018.

In October 2018, the Company issued 80,000 shares of common stock in connection with the exercise of warrants for approximately $160,000 in cash.

In October 2018 the Company issued 204,097 shares of common stock in connection with compensation agreements for PrestoCorp personnel.

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

Results of Operations

Three Months Ended September 30, 2018, compared with the Three Months Ended September 30, 2017

Revenue for the three-month periods ended September 30, 2018 and 2017 was $107,616 and $121,400, respectively. Cost of revenues for the three-month periods ended September 30, 2018 and 2017 was $53,745 and $69,144, respectively. Gross profit for the three-month periods ended September 30, 2018 and 2017 was $53,871 and $52,256, respectively.  These numbers are materially consistent and are a result of the business operations of PrestoCorp.  The Company acquired a 51% interest in PrestoCorp on August 1, 2017.

Net loss for the three-month period ended September 30, 2018 was $702,900 compared to net loss of $1,133,087 for the three-month period ended September 30, 2017.  The decrease resulted primarily from a decrease in professional fees.

Total operating expenses were $756,771 for the three-month period ended September 30, 2018 and $1,194,208 for the three-month period ended September 30, 2017, resulting in a decrease in total operating expenses of $437,437.  The decrease was attributable to a decrease of $583,348 in professional fees and an increase of $145,911in general and administrative expenses.  The decrease in professional fees came about as a result of making payments the various professionals in stock in amounts tied to share value rather than number of shares.

Nine Months Ended September 30, 2018, compared with the Nine Months Ended September 30, 2017

Revenue for the nine-month periods ended September 30, 2018 and 2017 was $408,680 and $124,446, respectively. Cost of revenues for the nine-month periods ended September 30, 2018 and 2017 was $167,810 and $73,121 respectively. Gross profit for the nine-month periods ended September 30, 2018 and 2017 was $240,870 and $51,325, respectively.  The increase in each of the numbers for 2018 is primarily a result of the acquisition of a 51% interest in PrestoCorp as of August 1, 2017, and the impact of the business operations of PrestoCorp on the business operations of the Company.

Net loss for the nine-month period ended September 30, 2018 was $2,793,581 compared to net loss of $5,100,660 for the nine-month period ended September 30, 2017.  As was the case for the three-month periods ended September 30, 2018 and 2017, the decreases in net loss resulted primarily from a decrease in professional fees.

Total operating expenses were $2,944,895 for the nine-month period ended September 30, 2018 and $5,111,006 for the nine-month period ended September 30, 2017.  For the nine-month period ended September 30, 2018,

$2,944,895 of the expenses was paid using the Company’s common stock and therefore required no cash.  For the nine-month period ended September 30, 2017, $4,034,930 of the expenses was paid using common stock.  Despite the large net loss amounts for both nine-month periods, because of non-cash transactions, the net cash used in operating activities was $567,473 for the nine-month period ended September 30, 2018 and $657,938 for the nine month period ended September 30, 2017.

Liquidity and Capital Resources

As stated above, our operations used $567,473 in cash for the nine-month period ended September 30, 2018. During the same period, financing activities provided cash of $615,280. Cash provided by financing activities during the period came from cash proceeds from the sale of stock and warrant exercises in the total amount of $361,750 and advances from related parties of $253,530.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As stated above, we incurred a net loss of $755,113 and $1,133,087, respectively for the quarters ended September 30, 2018, and 2017, and had an accumulated deficit of approximately $70,000,000 as of September 30, 2018.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  At September 30, 2018, the Company had outstanding a total of 129,900 warrants which expire on January 31, 2020.  Each warrant is for the purchase of one share of common stock of the Company at the exercise price of $2.00 per share.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

As of November 9, 2018, the Company had cash on hand of approximately $196,000.  As a result, the Company has sufficient liquidity to meet the needs of our current operations for approximately __20____weeks.

Off Balance Sheet Arrangements

None

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management including our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. A discussion of the material weaknesses in our controls and procedures is described below.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2018.  However, moving forward with the intended addition of staff, we believe increased staffing will help remedy our material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  November 14, 2018

By: /s/ Mike Gravel
Mike Gravel, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Donald J. Lundbom
Donald J. Lundbom, Chief Financial Officer
(Principal Financial Officer)