Form 10-K
period 2018-12-31
Cannabis Sativa, Inc.
filed 2019-04-01
CIK 1360442

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2018

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission File Number 000-53571

CANNABIS SATIVA, INC.

(Exact name of registrant as specified in charter)

NEVADA	20-1898270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1646 W. Pioneer Blvd., Suite 120 Mesquite, NV	89027
(Address of principal executive offices)	(Zip Code)

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

The market value of the voting and non-voting common stock was $40,554,923 based on 12,713,142 shares held by non-affiliates.    The shares were valued at $3.19 per share, that being the closing price on June 29, 2018, the last business day of the registrant’s most recently completed second quarter.

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

As of April 1, 2019, there were 22,027,476 (including 584,214 net amount shares held in escrow that are not considered outstanding for financial reporting purposes) shares of the issuer’s common stock outstanding.

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

YEAR ENDED DECEMBER 31, 2018

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

Part I

Item 1.  Description of Business

Company Background

Cannabis Sativa, Inc., formerly named Ultra Sun Corporation was incorporated under laws of Nevada in November, 2005.  We conduct some of our operations through our subsidiaries Wild Earth Naturals, Inc., a Nevada corporation, iBudtender, Inc., a Colorado corporation, Eden Holdings LLC, a Virginia limited liability company, Kubby Patent and Licenses, Limited Liability Company, a Texas limited liability company and Hi Brands International Inc., a Nevada corporation.  We acquired a wholly-owned subsidiary named Kush, a Nevada corporation, in June 2014 in exchange for shares of our common stock.  Since November 2015, Kush has been spun off and is no longer a subsidiary of the Company.  Our wholly-owned subsidiary Wild Earth Naturals, Inc. ("Wild Earth") was acquired by us in July 2013 in exchange for shares of our common stock.  We acquired a 50.1% interest in our subsidiary iBudtender, Inc., including its wholly-owned subsidiary iBudtender, LLC, a California limited liability company (collectively, "iBudtender") in August of 2016 in exchange for cash and shares of our common stock. Effective August 1, 2017, we acquired a 51% interest in PrestoCorp, a Delaware corporation, in exchange for shares of our common stock.  From our inception through September 30, 2013, we were engaged in the tanning salon business and operated a tanning salon in Saratoga Springs, Utah under the name "Sahara Sun Tanning."  As a result of our acquisition of Wild Earth in July 2013, we became engaged in the herbal skin care products business.  On September 30, 2013, we sold the assets of the tanning salon business to a third party.

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

Through our iBudtender subsidiary, we are in the technology space with proprietary software, and an application (the “iBudtender App”) focused on sharing information between cannabis products, patients and businesses, which application we plan releasing in 2019. The iBudtender App will feature patient reviews, nutritional information, directions, warnings, local availability and more.  We intend to monetize this technology through advertisements, business to business sales and additional technology offerings.

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

Eden Holdings LLC

Eden Holdings LLC ("Eden Holdings") was formed under the laws of Virginia as a wholly owned subsidiary of the Company.  Eden Holdings was formed on August 8, 2014, for the purpose of holding the intellectual property of the Company.  As of December 31, 2018 and 2017, there has been no activity in Eden Holdings.

Hi Brands International Inc.

On February 6, 2015, the Company formed Hi Brands International Inc., a Nevada Corporation and wholly owned subsidiary of the Company ("Hi Brands").  On February 25, 2015, Hi Brands entered into a Purchase, Supply and Joint Venture Agreement (the "Agreement"), with Centuria Natural Foods, Inc. ("Centuria") whereby Cannabis Sativa would market Centuria's proprietary CBD (Cannabidiol) Rich Hemp Oil products.  No business was ever transacted under the Agreement.  The Agreement was terminated on October 6, 2016, by the mutual consent of the parties.  As of December 31, 2018 and 2017, there has been no activity in Hi Brands other than the execution of and the termination of the Agreement.

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

Products

Online Telemedicine.  Through PrestoDoctor we provide access to knowledgeable physicians for a safe and confidential way to get a medical marijuana recommendation using secure video conferencing technology.  Our online telemedicine generates over 95% of our revenues.  Through December 31, 2018, the balance of the products discussed below in this section have produced no significant revenues.

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

Clothing and Merchandise. We offer Wild Earth Naturals and "hi" branded logo men's and women's fashion tee shirts and sweatshirts from American Apparel, as well as caps and coffee mugs through the Company's www.wildearthnaturals.com website.  However, as of the date of this filing the website is not operational.  We expect that it will be operational again later in 2019.

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

Marketing & Distribution

Market Conditions in the Cannabis Industry

Our target markets are those where states have legalized the production and use of cannabis.  Ten states plus the District of Columbia have approved measures to legalize cannabis for adult recreational use.  Thirty-two states, the District of Columbia and the territories of Guam and Puerto Rico have legalized the use of cannabis for medical use in some form. However, it may take multiple years for a state to establish regulations and for cannabis businesses to begin generating revenue from operations in a given state.

Non-Infused Products and Merchandise

We launched our wildearthnaturals.com website in August 2013, employing high quality graphic artists and designers. We use social media, primarily Facebook, to drive traffic to our websites.  Our online stores at www.wildearthnaturals.com are producing sales at this time.

During 2019, we plan to utilize direct business to business sales, internet advertising, social media market, and trade show participation to generate sales leads, orders and to entry into leading retailers and wholesalers throughout the U.S.  No assurances can be given that we will be successful in such efforts.

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

Competition

Cannabis Industry

While we do not sell cannabis, we expect to license our intellectual property to others in the future who do sell cannabis in states where medicinal cannabis is legal.  Therefore, we look to the participants in the medical cannabis market for information on competition, as such competition will have an effect on our ability to license our branding and other intellectual property.

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

Technology

The competition against our information technology platform iBudtender.com and the iBudtender App, both of which will be released in 2019, include companies such as Weedmaps, Leafly, MassRoots, and Leafstrain.  Competition in the information technology market for cannabis is growing rapidly and many of our competitors are have more experience and greater financial resources than do we. As a company with limited capital resources, we may be at a competitive disadvantage in a rapidly changing information technology market.

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

Research and Development

We plan to conduct research, develop products and engage in development activities with an initial focus on the following:

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

Number of Total Employees and Number of Full Time Employees

As of March 20, 2019, we had one employee, not including our five executive officers who receive non-cash salary.  Our employees are not represented by unions and we consider our relationship with our employees to be good. The Company also has relationships with several independent contractors who provide services to the Company on a regular and on-going basis.

Facilities

Our office and warehouse facility is located at 1646 W. Pioneer Blvd., Suite 120, Mesquite, Nevada.  The leased space constitutes a total of approximately 900 square feet.  The building is in an industrial park setting, and a new exit off of Interstate 15 was recently completed, indicating more growth in the area which is the fastest growing city in Nevada. We pay a total of $600 per month for our space.  We signed a new 12 month lease on September 1, 2018, that has an option to renew of an addition 12 months.

Our subsidiary PrestoDoctor leases an office in New York for $800 per month.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted on the OTCQB by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “CBDS”.  Set forth below are the high and low closing bid prices for our common stock for each quarter of 2017 and 2018.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low

January 1, 2017 through March 31, 2017	$9.50	$5.45

April 1, 2017 through June 30, 2017	$6.45	$3.22

July 1, 2017 through September 30, 2017	$4.95	$2.61

October 1, 2017 through December 31, 2017	$8.20	$2.61

January 1, 2018 through March 31, 2018	$9.74	$3.84

April 1, 2018 through June 30, 2018	$5.29	$3.00

July 1, 2018 through September 30, 2018	$8.50	$1.92

October 1, 2018 through December 31, 2018	$5.89	$2.60

On March 19, 2019, the stock closed at $2.95.

Holders of Record

On March 29, 2019, there were 58 holders of record of our common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2018, the Company issued 27,426 shares of restricted preferred stock to one of our officers and 216,895 shares of restricted common stock to various officers and consultants.

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

Results of Operations

Fiscal year ended December 31, 2018 compared with fiscal year ended December 31, 2017

Revenue for the fiscal years ended December 31, 2018 and 2017 was $505,705 and $317,985, respectively. Cost of revenues for the fiscal years ended December 31, 2018 and 2017 was $209,871 and $154,451, respectively. Gross profit for the fiscal years ended December 31, 2018 and 2017 was $295,834 and $163,534, respectively.  The increase in each of the numbers for 2018 is primarily a result of the increased impact of the business operations of PrestoCorp, our 51% owned subsidiary, on the business operations of the Company.

Net loss for the fiscal year ended December 31, 2018 was $4,909,769 compared to net loss of $7,811,489 for the fiscal year ended December 31, 2017.  The decrease resulted primarily from a change in our compensation structure in 2018 for members of management, consultants, board members, and attorneys.  In 2017, these persons were compensated primarily with the issuance of set amounts of stock.  Compensation expense during 2017 rose with the rise in our stock price resulting in a higher net loss.  In 2018, we changed our compensation arrangements with persons being issued stock based upon the value of the stock at the time of issuance rather than a set number of shares.

Total operating expenses were $5,336,005 for the fiscal year ended December 31, 2018 and $8,010,622 for the fiscal year ended December 31, 2017.  The bulk of the expenses for both years were paid using the Company’s common stock and therefore required no cash.  In 2018, consulting and legal services were incurred in the amount of $2,186,796.  In 2017, the large non-cash transaction was also stock issued for services in the amount of $4,729,452.  During 2018 and 2017, the Company impaired its goodwill and intangible assets an aggregate of $1,173,000 and $980,944, respectively. Despite the large net loss amounts for both years, because of non-cash transactions, the net cash used in operating activities was $689,876 for 2018 and $964,661 for 2017.  Also during the year ended December 31, 2018, 332,447 shares were returned due to cancellation of a service contract that was originated in 2017.  The value of the shares returned was approximately $991,000 which was recorded as a reduction of the professional fees incurred since the inception of the contract.

Liquidity and Capital Resources

As stated above, our operations used $689,876 in cash for the year ended December 31, 2018. During the same year, financing activities provided cash of $665,295. Cash required during 2018 came from cash proceeds from sales of restricted stock and warrant exercises in the amount of $361,750 and from proceeds from related parties in the amount of $303,545.

As stated above, our operations used $964,661 in cash for the year ended December 31, 2017. During the same year, financing activities provided cash of $1,042,370. Cash required during 2017, came from proceeds from related parties in the amount of $271,214 and cash proceeds from a private offering of stock in the amount of $771,156.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net loss of $3,736,769 and $7,811,489, respectively, for the years ended December 31, 2018 and 2017 and had an accumulated deficit of $70,320,531 as of December 31, 2018.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  The Company also has outstanding warrants that upon potential exercise could bring funding into the Company.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

As of March 20, 2019, the Company had cash on hand of $15,810.  As a result, the Company has does not have sufficient liquidity to meet the immediate needs of our current operations.  Cash represents cash deposits held at financial institutions. Cash is held at major financial institutions and insured by the Federal Deposit Insurance Corporation (FDIC) up to federal insurance limits.

Off Balance Sheet Arrangements

None

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.  The Company is a “smaller reporting company.”

Item 8.  Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017

Consolidated Statement of Other Comprehensive Loss for the Year Ended December 31, 2018 (included in the Consoldated Statement of Operations)

Consolidated Statements of Changes in Stockholders’ Equity from January 1, 2017 through

  December 31, 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2018, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Remediation of Previous Material Weaknesses

During the year ended December 31, 2018, we implemented the initiatives described below:

•Performed a risk assessment and mapped our processes to control objectives.

•Documented our controls and procedures in accordance with COSO, identified gaps and, where necessary, implemented additional controls.

•Evaluated our entity-level controls, identified gaps, and updated our processes and documentation.

•Implemented controls and procedures to identify, evaluate and record significant transactions, along with the necessary documentation.

•Evaluated our system controls and, as needed, implemented additional controls.

•Established appropriate levels of segregation of duties as part of our overall assessment and implementation of internal control processes and procedures.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our independent registered public accounting firm, Hall & Company, has issued an audit report on our internal controls over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

The remedial actions set forth above with regard to changes in our internal control over financial reporting were made during the quarter ended December 31, 2018, and materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
Mike Gravel	89	2015	Director
David Tobias	67	2014	CEO, President, Secretary and Director
Catherine Carroll	78	2014	Treasurer and Director
Stephen Downing	80	2014	Director
Deborah Goldsberry	52	2015	Director
Trevor Reed	55	2016	Director
Donald J. Lundbom	67	2017	CFO and Chief Accounting Officer

Certain biographical information with respect to our executive officers and directors.

Mike Gravel.  Mike Gravel, retired, served as a U.S. Senator from Alaska from 1969 to 1981.  Senator Gravel sat on the Finance, Interior, Environmental and Public Works committees, and chaired the Energy, Water Resources, Buildings and Grounds and Environmental Pollution subcommittees.  Senator Gravel is best known for his work on the Vietnam War.  He filibustered for five months which contributed to the end of the military draft.  He challenged the U.S. Government by releasing the Pentagon Papers.  When the Nixon administration refused to allow the New York Times to publish information on the Pentagon Papers, Senator Gravel attempted to read the entire 7,000 pages of the document into the Senate record. The Supreme Court blocked his attempt.  Senator Gravel then wrote The Senator Gravel Edition, The Pentagon Papers in 1971.  He again had to go before the Supreme Court and received a ruling that affected the Speech and Debate Clause of the Constitution.  In retirement, Gravel has written two books, Jobs and More Jobs, and Citizen Power.  Senator Gravel served as a director of Kush, Inc. (“Kush”) from March 2013 to July 2014, prior to its acquisition by the Registrant.  Effective December 31, 2018, Mr. Gravel retired from his position as CEO but will continue to serve as a member of the board of directors until the next annual meeting of shareholders.

David Tobias.  Mr. Tobias has served as President of Wild Earth Naturals, Inc. since May, 2013.  He also served as the President of Hemp, Inc. from August 2011 to January 9, 2014.  Prior to that, from October 2009 until May 2011, Mr. Tobias held the position of Vice President at Medical Marijuana Inc. where he was instrumental in bringing forward and culminating the merger between CannaBank and Medical Marijuana, Inc. He was earlier Sales Manager for Tulsa custom builder Xcite Homes, from October 2008 to August 2009. Among other qualifications, Mr. Tobias brings to the Board executive leadership experience, including his service as a president of a public company, along with extensive entrepreneurial experience. Mr. Tobias also has a keen sense of the social, political, and economic environment in which the company operates.  On January 1, 2019, Mr. Tobias was appointed CEO as a result of the resignation of Mr. Gravel.

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

Stephen Downing.  Mr. Downing served as a member of the Los Angeles Police Department for 20 years.  He started as a patrol officer and rose through the ranks working assignments that included vice, narcotics, detectives, and staff and command positions, ultimately being appointed to the rank of Deputy Chief of Police, where he oversaw the LAPD’s Special Investigations and Personnel and Training Bureaus. While still on the force, Downing wrote for numerous network television series. After retiring from the LAPD, Mr. Downing expanded his creative endeavors into television production, working both as a writer and producer, ultimately becoming the executive producer/show runner of several series including MacGyver, Robocop, and Fx – The Series.  Mr. Downing has been semi-retired for the past 10 years.  During that time, because of his law enforcement experiences commanding the LAPD’s narcotic enforcement program, he has become a nationally recognized advocate for finding an exit strategy to end the war on drugs.  Mr. Downing currently divides his time between drug reform advocacy and his love of creative writing.  Mr. Downing served as a director of Kush from March 2013 to July 2014 prior to its acquisition by the Company.

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

Donald J. Lundbom.  Mr. Lundbom has more than 30 years experience in progressively responsible financial and business management positions including Corporate Controller and Vice President of Finance in divisions of three Fortune 500 companies. He has also served as the Chief Operating Officer of a private homebuilder and developer with revenues of $100 million.  During the last ten years Mr. Lundbom has served as a consulting CFO and business advisor to clients in manufacturing and distribution; healthcare delivery; and engineering. His business expertise is focused in business planning and analysis, operations, finance and accounting, mergers and acquisitions, and international.  Mr. Lundbom holds B.S. and MBA degrees from Auburn University and is a certified public accountant licensed in the state of Alabama. He completed Columbia University’s post-graduate Executive Leadership Education program; has been active in angel investment groups; and has taught management accounting at the university level and for a national entrepreneurial program.

The following is a brief description of the specific experience and qualifications, attributes or skills of each director that led to the conclusion that such person should serve as a director of the Company.

Mr. Gravel’s experience as a director of Kush prior to its acquisition by the Company are important to the continued functioning of the Company.  His contacts as a prior U.S. senator are important to the Company.

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

Term of Office

The term of office of each director is one year and until his or her successor is elected at the Registrant's annual stockholders' meeting and is qualified, subject to removal by the stockholders.  The term of office for each officer is for one year and until his or her successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.  Mr. Tobias and Ms. Carroll assumed their respective offices and positions in connection with the Wild Earth acquisition in July 2013.   Except as noted below, our other officers and directors assumed their respective offices and positions in connection with the Kush acquisition in June 2014.  Mike Gravel and David Tobias have served as directors since 2014 and 2013, respectively.  However, David Tobias was appointed President of the Company on March 29, 2016, and CEO of the Company on January 9, 2019.  Donald Lundbom was elected CFO on June 20, 2017.

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

Director Meetings

Generally, the Company’s Board of Directors held meetings every two weeks during 2018. At almost every meeting every director was in attendance.

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

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and principle financial officer in all capacities for the fiscal years ended December 31, 2018 and 2017.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000 other than Mr. Tobias, Mr. Gravel, Mr. Lundbom and Ms. Carroll as set forth in the table.

Summary Compensation Table

Name and Position	Year	Salary($)	Stock Awards	Total($)
	2018	$0	$152,564	$152,564
Mike Gravel, CEO (4)	2017	$0	$391,809	$391,809
	2018	$0	$273,076	$273,076
David Tobias, President and Secretary	2017	$0	$633,809	$633,809
Catherine Carroll, CFO and Treasurer (1)	2017	$36,000	$290,855	$326,855

Carolyn Merrill, Controller (2)	2017	$0	$63,661	$63,661
Donald J. Lundbom, CFO, CAO (3)	2018	$0	$344,337	$344,337
	2017	$0	$278,936	$278,936

(1) Catherine Carroll resigned her position as CFO on January 30, 2017, and now focuses her efforts on her responsibilities as Treasurer and Director of the Company as well as keeping the books of the Company.  Reported compensation for Ms. Carroll for 2017 was for services as CFO for the 30 days in 2017 that Ms. Carroll served in that capacity and for her services as treasurer, a position she served in for the entire year.   The amount for 2017 does not include stock that was awarded for services as a member of the board of directors.

(2)  During 2017 Ms. Merrill served as CFO from January 30, 2017, through June 20, 2017, and for those services was paid the compensation indicated.

(3)  During 2017 Mr. Lundbom served as CFO from June 20, 2017, through December 31, 2017, and for those services was paid $278,000 in common stock.

(4) Mr. Gravel resigned his position as CEO on December 31, 2018.

We do not have any retirement, pension or profit sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

Our directors are issued shares of common stock quarterly for their service on the board of directors.  As of September 30, 2017 the Directors are issued $10,000 of shares quarterly and the Chairman is issued $12,500 of shares quarterly.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 1, 2019, the number of shares of our common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of our issued and outstanding shares of common stock, and by each of our officers and directors, and by all officers and directors as a group.  On such date, there were 22,027,477 issued and outstanding shares of our common stock.  As of such date, we had 798,835 shares of preferred stock issued and outstanding that are convertible into shares of common stock on a share for share basis.  Unless indicated otherwise, the address for any shareholder is the same as the address of the Registrant.

Name and Address of Beneficial Owner Principal Stockholders	Amount of Direct Ownership	Amount of Indirect Ownership	Total Beneficial Ownership	Percentage of Class
Sadia Barrameda P.O. Box 1363 Discovery Bay, CA 94505	0	4,665,008(1)	4,665,008	21.2%
New Compendium Corp P.O. Box 1363 Discovery Bay, CA 94505	3,800,172(2)	864,836(3)	4,665,008	21.2%
David Tobias	3,819,223	545,612	4,364,835(4)	19.4%
Officers and Directors
David Tobias	3,819,223	545,612	4,364,835(4)	19.4%
Catherine Carroll	173,905	0	173,905	*
Mike Gravel	61,705	0	61,705	*
Stephen Downing	5,106	0	5,106	*
Deborah Goldsberry	4,085	0	4,085	*
Trevor Reed	30,788	0	30,788	*
Donald J. Lundbom	8,903	0	8,903	*
All Officers and Directors as a Group (7 persons)	4,103,715	545,612	4,649,327	20.6%

(1) Ms. Barrameda is deemed to be the beneficial owner of the 4,665,008 shares owned by New Compendium Corporation as a result of her status as an officer, director and sole stockholder of New Compendium.

(2) Of the 4,665,008 shares indicated, 3,800,172 are directly held common shares and 864,836 are indirectly held shares as described in note (3) below.

(3) New Compendium is the beneficial owner of 713,252 shares owned by Honeysuckle Research, Inc. since New Compendium owns 92% of Honeysuckle Research, Inc.  New Compendium is also the owner of 151,584 preferred shares that may be converted into common shares on a share for share basis.  The Honesuckle shares and the preferred shares total the 864,836 shares indicated that are indirectly held.

(4) Of the 4,364,835 shares indicated, 3,819,223 are common shares directly owned by Mr. Tobias, 35,000 are common shares owned by Mr. Tobias’ spouse, and 510,612 are preferred shares that may be converted into common shares on a share for share basis.

* Less than 1%.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2018 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses.  As of December 31, 2018, net advances to the Company were $926,638.  The Company has imputed interest on these sums at rates between 5% and 8% per annum and has recorded interest expense related to these balances in the amount of $39,429 during 2018.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company.  If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

Item 14.  Principal Accounting Fees and Services

The following table presents aggregate fees that were billed or expected to be billed for the fiscal years ended December 31, 2018, and 2017, for professional services rendered by Hall & Company, Inc.

	Hall &Co 2018	Hall & Co 2017
Audit Fees	$73,500	$70,500
Audit-Related Fees	$10,000	$39,000
Tax Fees	-	$1,300
Other Fees	-	-
Total	$83,500	$110,800

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

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

2.1	2	Agreement and Plan of Reorganization among Ultra Sun Corporation, Ultra Merger Corp. and Wild Earth Naturals, Inc., dated as of July 12, 2013*	Incorporated by Reference(1)
2.2	2	Articles of Merger among Ultra Merger Corp. and Wild Earth Naturals dated as of July 12, 2013	Incorporated by Reference(1)
2.3	2	Plan of Merger among Ultra Merger Corp. and Wild Earth Naturals dated as of July 12, 2013	Incorporated by Reference(1)
3.1	3	Articles of Incorporation	Incorporated by Reference(2)
3.2	3	Bylaws	Incorporated by Reference(2)
10.1	10	Consulting Agreement dated July 12, 2013 between Ultra Sun Corporation and Neil Blosch	Incorporated by Reference(1)
10.2	10	Form of Convertible Promissory Notes dated as of April 22, 2013 and Schedule of Notes Beneficially Owned by Officers, Directors and Principal Stockholders as of July 15, 2013	Incorporated by Reference(1)
10.3	10	Offer for Purchase and Sale of Business and Assets Between LST Utah, LLC and the Registrant dated August 23, 2013 and related agreements	Incorporated by Reference(3)
10.4	10	Noncompetition Agreement among the Registrant, David Tobias and LST Utah, LLC dated as of September 27, 2013.	Incorporated by Reference(3)

Exhibit Number	SEC Reference Number	Title of Document	Location
31.1	31	Section 302 Certification of Chief Executive Officer	This Filing
31.2	31	Section 302 Certification of Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive Officer	This Filing
32.2	32	Section 1350 Certification of Chief Financial Officer	This Filing
101.INS(4)		XBRL Instance Document
101.SCH(4)		XBRL Taxonomy Extension Schema
101.CAL(4)		XBRL Taxonomy Extension Calculation Linkbase
101.DEF(4)		XBRL Taxonomy Extension Definition Linkbase
101.LAB(4)		XBRL Taxonomy Extension Label Linkbase
101.PRE(4)		XBRL Taxonomy Extension Presentation Linkbase

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

(4)  XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document. These files will be added by amendment.

[SIGNATURES ON NEXT PAGE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.
(Registrant)

Dated: April 1, 2019	By: /s/ David Tobias
David Tobias
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Tobias
Dated: April 1, 2019	David Tobias
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Donald J. Lundbom
Dated: April 1, 2019	Donald J. Lundbom
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Catherine Carroll
Dated: April 1, 2019	Catherine Carroll
Director

/s/ Mike Gravel
Dated: April 1, 2019	Mike Gravel
Director

/s/ Stephen Downing
Dated: April 1, 2019	Stephen Downing
Director

/s/ Deborah Goldsberry
Dated: April 1, 2019	Deborah Goldsberry
Director

/s/ Trevor Reed
Dated: April 1, 2019	Trevor Reed
Director

CANNABIS SATIVA, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2018	2017

Assets
Current Assets
Cash	$151,946	$175,857
Digital Currency	-	230,169
Accounts Receivable	10,646	3,813
Investment, at Fair Value	200,000	-
Prepaid Consulting and Other Current Assets	29,853	1,083,769
Inventories	5,714	8,511

Total Current Assets	398,159	1,502,119

Property and Equipment, Net	6,548	10,600
Intangible Assets, Net	2,294,101	2,853,059

Goodwill	2,173,869	3,346,869

Total Assets	$4,872,677	$7,712,647

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Expenses	$110,065	$108,153
Stock Payable	532,146	767,603
Due to Related Parties	926,638	623,093

Total Current Liabilities	1,568,849	1,498,849

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized;
759,444 and 732,018 issued and outstanding	759	732
Common stock $0.001 par value; 45,000,000 shares authorized;
21,316,201 and 20,803,216 shares issued and outstanding, respectively	21,318	20,803
Additional Paid-In Capital	72,971,563	70,782,434
Accumulated Other Comprehensive Income	-	188,978
Accumulated Deficit	(70,918,761)	(66,790,415)

Total Cannabis Sativa, Inc. Stockholders' Equity	2,074,879	4,202,532

Non-Controlling Interest	1,228,949	2,011,266

Total Stockholders' Equity	3,303,828	6,213,798

Total Liabilities and Stockholders' Equity	$4,872,677	$7,712,647

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Years Ended December 31,	2018	2017

Revenues	$505,705	$317,985

Cost of Revenues	209,871	154,451

Gross Profit	295,834	163,534

Operating Expenses
Impairment Expense	1,173,000	980,944
Professional Fees	2,186,796	4,729,452
General and Administrative Expenses	1,976,209	2,300,226

Total Operating Expenses	5,336,005	8,010,622

Loss from Operations	(5,040,171)	(7,847,088)

Other (Income) and Expenses
Realized Gain on Settlement of Digital Currency	(200,000)	—
Impairment of Digital Currency	30,169	—
Other Income	—	(48,303)
Interest Expense	39,429	12,704

Total Other (Income), net	(130,402)	(35,599)

Loss Before Income Taxes	(4,909,769)	(7,811,489)

Income Taxes	—	—

Net Loss	(4,909,769)	(7,811,489)

Loss Attributable to Non-Controlling Interest	(781,423)	(247,405)

Net Loss Attributable To Cannabis Sativa, Inc.	$(4,128,346)	$(7,564,084)

Net Loss	$(4,909,769)	$(7,811,489)
Other Comprehensive Income
Unrealized Gain on Digital Currency	—	188,978
Write Down Basis of Digital Currency	11,022	—
Realized Gain on Weed Coin Exchange to REFG Shares	(200,000)	—

Total Comprehensive Income	(5,098,747)	(7,622,511)

Net Loss per Common Share:
Basic & Diluted	$(0.20)	$(0.38)

Weighted Average Common Shares Outstanding:
Basic & Diluted	21,016,230	19,924,108

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,909,769)	$(7,811,489)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Bad Debts	8,044	15,000
Gain on Sale of Fixed Assets	(115)	-
Write Down to Cost Basis - Digital Currency	11,022	-
Impairment of Digital Currency	30,169	-
Realized Gain on Settlement of Digital Currency	(200,000)	-
Impairment	1,173,000	980,944
Depreciation and Amortization	562,456	549,305
Stock Issued and to be Issued for Services	2,583,156	3,732,886
Amortization of Stock Based Prepaids	84,472	-
Imputed Interest on Loans	-	5,649
Changes in assets and liabilities:
Accounts Receivable	(6,833)	(1,140)
Inventories	2,797	617
Prepaid Consulting and Other Current Assets	(30,187)	(29,864)
Deposits	-	35,000
Accounts Payable and Accrued Expenses	1,912	(190,442)
Stock Payable	-	1,748,873
Net Cash Used in Operating Activities:	(689,876)	(964,661)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(630)	(9,598)
Proceeds from Sales of Fixed Assets	1,300	-
Purchase of Intangibles	-	(150,000)
Net Cash Provided by (Used In) Investing Activities:	670	(159,598)

Cash Flows from Financing Activities:
Cash Proceeds from Sale of Stock	-	771,156
Proceeds Received from Sales of Common Stock and Warrant Exercises	361,750	-
Proceeds from Related Parties, Net	303,545	271,214
Net Cash Provided by Financing Activities:	665,295	1,042,370

NET CHANGE IN CASH	(23,911)	(81,889)

Cash - Beginning of Year	175,857	257,746

Cash - End of Year	$151,946	$175,857

Supplemental Disclosure of Cash Flow Activities:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Disclosures of Non Cash Activities:
Fair Value of Conversion of Amounts Due to Related Party and Accrued Interest	$-	$100,086
Purchase of Investment with Digital Currency	$200,000	$-
Common Stock Issued from Stock Payable	$735,604	$379,900
Fair Value of Shares Issued for Intangibles	$-	$60,100
Fair Value of Shares and NCI Issued for Purchase of Presto Corp	$-	$5,463,202
Fair Value of Shares Issued for Services in Prepaid Expenses	$-	$1,000,000
Rescinded Transaction & Elimination of Prepaid Expense, Net	$639,822	$-

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

						Accumulated
	Preferred Stock		Common Stock		Additional	Other		Non-	Total
	$0.001 Par		$0.001 Par		Paid-In	Comprehensive	Accumulated	Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance - January 1, 2017	732,018	$ 732	18,645,021	$ 18,645	$ 61,820,910	$ -	$ (59,226,331)	$ 218,952	$ 2,832,908

Shares Issued for Investment	-	-	10,000	10	60,090	-	-	-	60,100
Shares Issued - PrestoCorp	-	-	564,943	565	2,332,649	-	-	1,996,000	4,329,214
Adjustment to Valuation - iBudtender	-	-	-	-	-	-	-	43,719	43,719
Conversion of Debt to Equity	-	-	43,169	43	104,667	-	-	-	104,710
Imputed Interest on Loans	-	-	-	-	5,649	-	-	-	5,649
Shares Issued for Services	-	-	1,229,308	1,229	5,489,553	-	-	-	5,490,782
Cash Purchases of Stock	-	-	310,775	311	968,916	-	-	-	969,227
Other Comprehensive Income	-	-	-	-	-	188,978	-	-	188,978
Net Loss	-	-	-	-	-	-	(7,564,084)	(247,405)	(7,811,489)

Balance - December 31, 2017	732,018	732	20,803,216	20,803	70,782,434	188,978	(66,790,415)	2,011,266	6,213,798

Write off of KPAL Investment	-	-	-	-	-	-	-	(894)	(894)
Write Down to Cost Basis - Digital Currency	-	-	-	-	-	11,022	-	-	11,022
Realized Gain on Weed Coin Exchange to REFG Shares	-	-	-	-	-	(200,000)	-	-	(200,000)
Cancellation of Shares Due to iBud	-	-	(50,000)	(50)	-	-	-	-	(50)
Cash Purchases for Exercise of Stock Warrants	-	-	180,875	181	361,569	-	-	-	361,750
Return of Shares Previously Issued for Services	-	-	(332,447)	(332)	(990,360)	-	-	-	(990,692)
Shares Issued for Services	27,426	27	557,837	558	2,082,501	-	-	-	2,083,059
Shares Issued for Services - Stock Payable	-	-	156,720	158	735,419	-	-	-	735,604
Net Loss	-	-	-	-	-	-	(4,128,346)	(781,423)	(4,909,769)

Balance - December 31, 2018	759,444	759	21,316,201	21,318	72,971,563	-	(70,918,761)	1,228,949	3,303,828

The accompanying notes are an integral part of these consolidated financial statements

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC, (the “LLC”).  The purpose of the LLC is to hold the intellectual property of Cannabis Sativa, Inc.  As of December 31, 2018 and December 31, 2017 there has been no activity in the LLC.

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

Use of Estimates:

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Such management estimates include valuation of intangible assets in connection with business combinations, recoverability of long-lived assets and goodwill, and the valuation of equity-based instruments. Actual results could differ from those estimates.

Liquidity:

Our operations have been financed primarily through proceeds from notes payable, convertible notes payable, sale of common stock, warrants exercised for common stock and revenue generated from sales of our products. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception. As of December 31, 2018, we had an accumulated deficit of approximately $71,000,000 and negative working capital.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Liquidity: – continued

We have raised funds through the issuance of debt and the sale of common stock. We have also issued equity instruments in certain circumstances to pay for services from vendors and consultants.  During the year ended December 31, 2018, approximately $362,000 was raised in gross proceeds from the issuance of common stock from the exercise of warrants.

Segment Information:

We operate our business on the basis of a single reportable segment, which is the business of delivering products and services ancillary to the medical cannabis market. Our chief operating decision-maker is the Chief Executive Officer, who evaluates us as a single operating segment.

Accounts Receivable:

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At December 31, 2018 and 2017 the Company has established an allowance for doubtful accounts of $-0- and $-0-, respectively.

Inventories:

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists of salves, ointments, lotions, creams and balms and is carried at the lower of cost or (net realizable value), using first-in, first-out method of determining cost.  As of December 31, 2018, the Company had $5,714 in raw materials and $-0- in finished goods inventory. At December 31, 2017 there was $8,346 in raw materials and $165 in finished goods inventory.

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

For the Years Ended December 31, 2018 and 2017

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

Revenue Recognition:

On January 1, 2018, the Company adopted the new revenue recognition standard ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the cumulative effect (modified retrospective) approach. Modified retrospective adoption requires entities to apply the standard retrospectively to the most current period presented in the financial statements, requiring the cumulative effect of the retrospective application as an adjustment to the opening balance of retained earnings at the date of initial application. No cumulative-effect adjustment in retained earnings was recorded as the adoption of ASU 2014-09 did not significantly impact the Company’s reported historical revenue. Revenue from substantially all of our contracts with customers continues to be recognized over time as services are rendered. The impact of the adoption of the new standard was not material to the Company’s consolidated financial statements for the year ended December 31, 2018. The Company expects the impact to be immaterial on an ongoing basis. The 2017 comparative information has not been restated and continues to be reported under the accounting standards in effect for that period.

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

Under the new revenue standard, the Company has elected to apply the following practical expedients and optional exemptions:

• Recognize incremental costs of obtaining a contract with amortization periods of one year or less as expense when incurred. These costs are recorded within general and administrative expenses.

• Recognize revenue in the amount of consideration to which the Company has a right to invoice the customer if that amount corresponds directly with the value to the customer of the Company’s services completed to date.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Revenue Recognition -  continued:

• Exemptions from disclosing the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts for which revenue is recognized in the amount of consideration to which the Company has a right to invoice for services performed, and (iii) contracts for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation.

• No adjustment is made for the effects of a significant financing component as the period between the time of service and time of payment is typically one year or less.

The Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.  For the years ended December 31, 2018 and 2017, approximately 98% and 95% of the revenue is from PrestoCorp operations, respectively.

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

Investment

Investments in marketable securities are stated at fair value, and consist of minority ownership in a cannabis related company.  Beginning in 2018, the Company recognizes unrealized holding gains and losses in other (Income) Expenses in the consolidated statement of operations.

During the year ended December 31, 2018, the Company purchased 10,000,000 shares of common stock of Medical Cannabis Payment Solutions (ticker:  REFG) in exchange for 1,000,000 units of Weed coins (valued at $200,000).  There has been no change in the fair value of the investment in REFG during the year ended December 31, 2018.  During the period January 1, 2019 through March 22, 2019 the investment was extremely volatile. The value being as low as $128,000 and as high as $285,000.  There can be no assurances that when the Company liquidates its position of REFG, that it will realize the valuation at December 31, 2018.

Goodwill and Intangible Assets:

Intangible assets other than goodwill, are comprised of patents, trademarks, the Company’s “CBDS.com” website domain and intellectual property rights.  The patents are being amortized using the straight-line method over its economic life, which is estimated to be ten (10) years.  The trademarks are being amortized between 5 and 10 years.  The CBDS.com website is being amortized using the straight-line method over its economic life, which is estimated to be five (5) years.  The intellectual property rights are being amortized using the straight-line month over its economic life, which are estimated to be between three (3) and five (5) years.

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicates an impairment may have occurred, by comparing its reporting unit's carrying value to its implied fair value. The goodwill impairment test consists of a two-step process as follows:

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Step 1. The Company compares the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying amount of each reporting unit is determined by specifically identifying and allocating the assets and liabilities to each reporting unit based on headcount, relative revenue or other methods as deemed appropriate by management. If the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the Company then perform the second step of the impairment test. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

Step 2. If further analysis is required, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess.

Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances.

The goodwill was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017 and iBudtender that occurred on August 8, 2016. The Company recorded an impairment of its PrestoCorp goodwill in the amount of $1,173,000 for the year ended December 31, 2018.  There was impairment recorded for PrestoCorp goodwill for approximately $509,000 during the year ended December 31, 2017.

Advertising Expense:

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying consolidated statements of operations. Advertising costs were approximately $104,000 and $353,000 for the years ended December 31, 2018 and 2017, respectively.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Long-Lived Assets:

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the years ended December 31, 2018 we did not recognize any impairment of our long-lived assets. During the year ended December 31, 2017 we recognized an impairment charge of $980,944 related to the assets of PrestoCorp.

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

 Stock-Based Compensation: - continued

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

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Income Taxes:

The Company adopted FASB Accounting Standard Codification (ASC) 740 which clarifies the accounting for uncertainty in income taxes recognized in the Company's consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition and measurement of a tax position taken or expected to be taken in a tax return. The Company had no unrecognized tax benefits during the year nor any interest or penalties on unrecognized tax benefits as of December 31, 2018.

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

The effective income tax rate of 0% for the years ended December 31, 2018 and 2017 differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective periods. For the year ended December 31, 2018 a tax benefit of approximately $1,130,000 would have been generated.  For the year ended December 31, 2017 a tax benefit of approximately $2,500,000 would have been generated.  However, all benefits have been fully offset through a valuation allowance account due to the uncertainty of the utilization of the net operating losses. As of December 31, 2018 the Company had accumulated net operating losses of approximately $10,028,000 that would result in a deferred tax asset of approximately $3,200,000.  However, the Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

Correction of Error

Company management has determined, after discussion with our independent registered public accounting firm, the Company’s digital currency were not properly accounted for and the amounts previously reported were misstated.

Based on our analysis, the Company has concluded that it erroneously recorded its digital currencies at fair value in the prior year and previous quarters rather than at cost, less impairment. Accordingly, the digital currency asset has been stated at zero value, which represents the cost basis, and the related decrease in valuation of approximately $30,000 was recorded as an impairment and the accumulated other comprehensive income of $11,022 was expensed to general and administrative expense. The prior year balance of approximately $230,000 and the prior periods unrealized gain/loss have not been restated, as such amounts are determined not to be significant to the Company’s overall financial statements as such amounts represent less than 5% of assets and less than 1% of net loss.

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. We plan to adopt the standard on January 1, 2019. Based on our assessment of the new standard on our consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities, we have concluded that the impact is insignificant to our consolidated financial statements.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Recent Accounting Pronouncements: - continued

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) to expand the scope of ASC 718, Compensation - Stock Compensation (Topic 718) (“ASU 2018-07”), to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We do not expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

FASB ASU 2017-11 “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815)” - In July 2017, the FASB issued 2017-11. The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. Our warrants issued with our convertible notes are treated as derivative instruments, because they include a “down round” feature. The ASU is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted. We do not expect this ASU to have a significant impact on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – “Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).  ASU 2016-01 provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Specifically, the guidance: (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.  When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.  (3) Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. (4) Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  (5) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  (6) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  (7) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements.  (8) Clarity that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  This guidance was effective for the Company in 2018.  Accordingly, the Company adopted this guidance in 2018, but it had no effect on its opening retained earnings.

2.   Fair Value Measurements

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

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

2.   Fair Value Measurements – continued

•Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, notes payable, accounts payable, accrued liabilities approximate fair value given their short-term nature or effective interest rates.  We measure our investment in marketable securities at fair value on a recurring basis.  The Company’s available for sale securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

3.  Fixed Assets

Property and equipment consisted of the following at December 31, 2018 and 2017:

December 31,	2018	2017
Furniture and Equipment	$ 15,045	$ 17,425
Leasehold Improvements	2,500	2,500
	17,545	19,925
Less: Accumulated Depreciation	(10,997)	(9,325)

Net Property and Equipment	$ 6,548	$ 10,600

Depreciation expense for the years ended December 31, 2018 and 2017 was approximately $3,500 and $1,400, respectively.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

4.  Intangibles

Intangibles consisted of the following at December 31, 2018 and 2017:

December 31	2018	2017

CBDS.com website (Cannabis Sativa)	$ 13,999	$ 13,999
Intellectual Property Rights (Cannabis Sativa)	1,484,250	1,484,250
Intellectual Property Rights Vaporpenz (Cannabis Sativa)	210,100	210,100
Intellectual Property Rights (iBudtender)	330,000	330,000
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (Cannabis Sativa)	8,410	8,410
Patents and Trademarks (Wild Earth)	4,425	4,425
Patents and Trademarks (KPAL)	1,410,000	1,410,000
	3,701,184	3,701,184
Less: Accumulated Amortization	(1,407,083)	(848,125)

Net Intangible Assets	$ 2,294,101	$ 2,853,059

Amortization expense for the years ended December 31, 2018 and 2017 was approximately $559,000 and $557,000, respectively.

Amortization for each of the next 5 years approximates:

2019	$ 558,000
2020	$ 558,000
2021	$ 526,000
2022	$ 422,000
2023	$ 230,101

Goodwill consisted of the following at December 31, 2018 and 2017:

December 31,	2018	2017

Beginning Balance	$ 3,346,869	$ 247,051
Acquisition PrestoCorp	––	3,010,202

Impairment Presto Corp	(1,173,000)	––
Adjustment to Valuation of iBudtender Acquisition	––	89,616

Ending Balance	$ 2,173,869	$ 3,346,869

5.  Related Parties

The Company has received advances from related parties and officers of the Company to cover operating expenses.  As of December 31, 2018 and 2017, net amounts due to the related parties were $926,638 and $623,093, respectively. During the years ended December 31, 2018 and 2017, the Company has imputed interest on these advances at the rates between 5% and 8% per annum and has recorded interest expense related to these balances in the amount of $39,429 and $12,704, respectively.  Because the related parties did not expect the imputed interest to be repaid, the interest has been recorded as a contribution of capital at December 31, 2017 only, in the amount of $5,649.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

 5.  Related Parties – continued

At December 31, 2018 and 2017, the Company had a note payable to the founder of iBudtender of $9,197 and $55,667, respectively, which is included in Due to Related Parties in the accompanying consolidated balance sheet. The note earns interest at 0% and is due in December 2019.

During the years ended December 31, 2018 and 2017, the Company incurred approximately $69,000 and $ 60,000, respectively, for consulting services from a relative of the Company’s president.

6.  Stockholders’ Equity

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

During the year ended December 31, 2018 the Company issued 27,426 shares of preferred stock to the Company’s President for consulting services in the amount of approximately $160,000. The fair value of the shares issued was based on the market price of the Company’s common stock as of September 30, 2018.

Common Stock

During the year ended December 31, 2017, a related party purchased 80,000 shares common stock for approximately $415,000 in cash.

During the year ended December 31, 2017, a related party convertible note payable was repaid in the amount of $100,000 plus approximately $5,000 in interest with the issuance of 43,169 shares of common stock, per the terms of the note agreement.

 During the year ended December 31, 2017, the Company paid $150,000 and issued 10,000 shares of common stock to purchase intellectual property Vaporpenz (see note 5).  The total investment was valued at $210,100 of which the 10,000 shares of common stock issued was valued at $60,100.  The Company has recorded the intellectual property rights in intangible assets in the accompanying consolidated balance sheet.

During the year ended December 31, 2017, the Company issued 564,943 shares of common stock to purchase a controlling interest in PrestoCorp.  The total investment was valued at $2,333,202. The Company has recorded the intellectual property rights in intangible assets in the accompanying consolidated balance sheet.  See Note 7.

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

During the year ended December 31, 2018 the board of directors approved the issuance of 557,837 shares of common stock for services in the amount of approximately $2,083,000. The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

6.  Stockholders’ Equity – continued

Common Stock - continued

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

During the year ended December 31, 2018, the Company issued 156,720 shares of common stock, with the fair value of $735,604, which were classified as stock payable at December 31, 2017.

During the year ended December 31, 2018 the Company amended its purchase contract with iBudtender (its 50.1% subsidiary).  In that agreement, 50,000 shares of common stock due to iBud were cancelled. Those shares while never officially issued were accounted for and were included in stock issued since the acquisition in August 2016.  Based on the related party nature of the transaction, no gain or loss was recorded, such value was recorded as a capital transaction at par value.

During the year ended December 31, 2018, $361,750 cash was received for 180,875 outstanding warrants exercised at $2.00 each. 180,875 shares of common stock were issued.

During the year ended December 31, 2018, 332,447 shares were returned due to cancellation of a service contract that was originated in 2017.  The value of the shares returned was approximately $991,000 which was recorded as a reduction of the professional fees incurred since the inception of the contract.

As of December 31, 2018, the Company had outstanding warrants to purchase 49,900 shares of the Company’s common stock. The exercise price of the warrants was $2.00 per share. All warrants are exercisable and expire February 1, 2020.  The intrinsic value of outstanding warrants as of December 31, 2018 is approximately $36,000.

7.  Purchase of PrestoCorp

Effective August 1, 2017, the Company purchased 51% voting interest in PrestoCorp.  The Company can issue PrestoCorp up to 1,027,169 shares of common stock valued at approximately $4,200,000 on the closing date of the transaction.  In exchange, PrestoCorp issued 2,550 shares of its common stock to the Company.   The purchase price includes an earn-out based on future performance of PrestoCorp if certain revenue and income milestones are achieved, which under ASC 805 are considered compensatory in nature and have been excluded from the purchase price allocation below.

The following summarizes the transaction with PrestoCorp at closing on August 1, 2017:

Cash	$ 8,713
Prepaid Assets	8,565
Property & Equipment, Net	8,702
Intellectual Property	810,000
Goodwill	3,519,202
Total Assets	$ 4,355,182

Accounts Payable & Accrued Expenses	(20,507)

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

Fair value of NCI	(1,996,000)
Due to – Related Parties	(5,473)

Net Purchase (fair value of common stock issued)	$ 2,333,202

7.  Purchase of PrestoCorp – continued

In determining the fair value of the intangible assets, the Company considered, among other factors, the best use of acquired assets such as a business to consumer web portal and application, analyses of historical financial performance of the services and estimates of future performance of the products and intellectual properties acquired. The fair values of the identified intangible assets related to Intellectual Property and Goodwill and the Company has recorded the purchase price of the identified intangible assets and is amortizing such assets over their estimated useful lives ranging from 3-5 years.

The goodwill of $1,837,000 (net of impairment of $509,000 and $1,173,000 in 2017 and 2018, respectively) arising from the purchase of PrestoCorp is derived largely from the expected growth of the Company, as well as synergies and economies of scale expected from combining the operations of the Company and PrestoCorp. None of the goodwill recognized is expected to be deductible for income tax purposes. The fair value of the non-controlling interest is based on the estimated fair value, net of discounts for lack of marketability and control.  The establishment of the allocation to goodwill and identifiable intangible assets requires the extensive use of accounting estimates and management judgment. The fair values assigned to the assets acquired are based on estimates and assumptions from data currently available.

The following unaudited supplemental pro forma information for the year ended December 31, 2017 assumes the acquisition of PrestoCorp had occurred as of January 1, 2017 giving effect to purchase accounting adjustments such as amortization of intangible assets. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the assets of PrestoCorp been operating as part of the Company since January 1, 2017.

December 31, 2017
Revenues	$ 871,941
Expenses	8,723,353
Net Loss	$ (7,851,412)

The following table sets forth the components of identified intangible assets associated with the acquisition:

	Fair Value at Acquisition	Impairment	Amortization	As of December 31, 2017
Technology: Website & App	$ 520,000	$ (287,778)	$ (72,222)	$ 160,000
Marketing related	260,000	(158,333)	(21,667)	80,000
Customer base	30,000	(25,833)	(4,167)	-
	$ 810,000	$ (471,944)	$ (98,056)	$ 240,000

As of December 31, 2017 the Company realized an impairment expense related to the PrestoCorp intangible assets of approximately $472,000 due to the greater-than-expected impact from recreational cannabis legalization in CA and NV, as well as longer cycle times to open new markets.

8.  Going Concern Considerations

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

For the Years Ended December 31, 2018 and 2017

8.  Going Concern Considerations – continued

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

9.  Commitments and Contingencies

Lease

The Company leases an office and warehouse facility in Mesquite, Nevada that serves as the principal executive offices and provides manufacturing and warehouse space. The leased space consists of approximately 900 square feet. On September 1, 2018, a new lease agreement was signed at a monthly rate of $600.  Lease term is for 12 (twelve) months with a renewal option available for an additional 12 (twelve) months.  Rent expense for the years ended December 31, 2018 and 2017 was $13,536 and $15,464, respectively.  PrestoCorp leases office space in San Francisco at $2,800 per month and $800 per month for a New York office and pays $1,500 per month for office facilities in Las Vegas, NV.  Presto Corp. terminated its lease and closed its office in San Francisco as of the end of February 2019.  The Las Vegas office was closed in November 2018. Primary operations for Presto are now focused in New York City.

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

Stock Payable

During the years ended December 31, 2018 and 2017 the Company recorded approximately $532,000 and $768,000, respectively, of stock payable related to common stock to be issued.  The following summary approximates the activity of stock payable during the years ended December 31, 2018 and 2017:

	2018	2017

Beginning Balance – January 1	$ 768,000	$ 243,000
Additions, net	500,000	1,749,000
Issuances, net	(736,000)	(1,224,000)

Ending Balance–December 31	$ 532,000	$ 768,000

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

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

10.   Subsequent Events

Through March 2019, the Company issued 127,061 shares of common stock and 39,391 shares of preferred stock, with an aggregate value of $454,295 (based on the respective measurement dates), to consultants and officers for services rendered in the 4th quarter of 2018 and services rendered through February 28, 2019.  The value of 127,061 shares of common stock and 39,391 shares of preferred stock were included in stock payable at December 31, 2018 for services rendered prior to that date.

On January 9, 2019, the Company announced the retirement of the CEO, Mr. Mike Gravel. Mr. Gravel will continue to serve as a member of the board of directors until the Company’s next annual meeting of shareholders. The duties of CEO are being assumed by Mr. David Tobias who presently serves as the president and secretary of the Company.