Form 10-K/A
period 2018-12-31
Cannabis Sativa, Inc.
filed 2019-04-04
CIK 1360442

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

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

None.

[EXPLANATORY NOTE]

This Amendment No. 1 to our Form 10-K for the year ended December 31, 2018, is filed for the purpose of adding the Auditor’s Report, the XBRL files and Exhibit 23.1 which were not included with the original filing. Otherwise there are no changes from the original filing.

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

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

2.1	2	Agreement and Plan of Reorganization among Ultra Sun Corporation, Ultra Merger Corp. and Wild Earth Naturals, Inc., dated as of July 12, 2013*	Incorporated by Reference(1)
2.2	2	Articles of Merger among Ultra Merger Corp. and Wild Earth Naturals dated as of July 12, 2013	Incorporated by Reference(1)
2.3	2	Plan of Merger among Ultra Merger Corp. and Wild Earth Naturals dated as of July 12, 2013	Incorporated by Reference(1)
3.1	3	Articles of Incorporation	Incorporated by Reference(2)
3.2	3	Bylaws	Incorporated by Reference(2)
10.1	10	Consulting Agreement dated July 12, 2013 between Ultra Sun Corporation and Neil Blosch	Incorporated by Reference(1)
10.2	10	Form of Convertible Promissory Notes dated as of April 22, 2013 and Schedule of Notes Beneficially Owned by Officers, Directors and Principal Stockholders as of July 15, 2013	Incorporated by Reference(1)
10.3	10	Offer for Purchase and Sale of Business and Assets Between LST Utah, LLC and the Registrant dated August 23, 2013 and related agreements	Incorporated by Reference(3)
10.4	10	Noncompetition Agreement among the Registrant, David Tobias and LST Utah, LLC dated as of September 27, 2013.	Incorporated by Reference(3)

Exhibit Number	SEC Reference Number	Title of Document	Location
23.1	23	Auditor Consent relative to S-8 registration statement
31.1	31	Section 302 Certification of Chief Executive Officer	Incorporated by Reference(5)
31.2	31	Section 302 Certification of Chief Financial Officer	Incorporated by Reference(5)
32.1	32	Section 1350 Certification of Chief Executive Officer	Incorporated by Reference(5)
32.2	32	Section 1350 Certification of Chief Financial Officer	Incorporated by Reference(5)
101.INS(4)		XBRL Instance Document
101.SCH(4)		XBRL Taxonomy Extension Schema
101.CAL(4)		XBRL Taxonomy Extension Calculation Linkbase
101.DEF(4)		XBRL Taxonomy Extension Definition Linkbase
101.LAB(4)		XBRL Taxonomy Extension Label Linkbase
101.PRE(4)		XBRL Taxonomy Extension Presentation Linkbase

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

(5) Incorporated by reference to the Company’s annual report on Form 10-K report filed April 1, 2019.

[SIGNATURES ON NEXT PAGE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.
(Registrant)

Dated: April 4, 2019	By: /s/ David Tobias
David Tobias
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Tobias
Dated: April 4, 2019	David Tobias
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Donald J. Lundbom
Dated: April 4, 2019	Donald J. Lundbom
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Catherine Carroll
Dated: April 4, 2019	Catherine Carroll
Director

/s/ Mike Gravel
Dated: April 4, 2019	Mike Gravel
Director

/s/ Stephen Downing
Dated: April 4, 2019	Stephen Downing
Director

/s/ Deborah Goldsberry
Dated: April 4, 2019	Deborah Goldsberry
Director

/s/ Trevor Reed
Dated: April 4, 2019	Trevor Reed
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cannabis Sativa, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cannabis Sativa, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/Hall & Company

We have served as the Company’s auditor since 2017

Irvine, CA

April 1, 2019

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