Form 10-Q
period 2019-03-31
Cannabis Sativa, Inc.
filed 2019-05-16
CIK 1360442

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2019
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

☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer's Common Stock outstanding as of May 14, 2019, is 21,514,104.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Attached after signature page.

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

Results of Operations

Three Months Ended March 31, 2019, compared with the Three Months Ended March 31, 2018

Revenue for the three-month periods ended March 31, 2019 and 2018 was $100,282 and $94,590, respectively. Cost of revenues for the three-month periods ended March 31, 2019 and 2018 was $45,609 and $46,513, respectively. Gross profit for the three-month periods ended March 31, 2019 and 2018 was $54,673 and $48,077, respectively.  These numbers are materially consistent and are a result of the business operations of PrestoCorp.  The Company acquired a 51% interest in PrestoCorp on August 1, 2017.

Net loss for the three-month period ended March 31, 2019 was $748,658 compared to net loss of $1,107,834 for the three-month period ended March 31, 2018.  The decrease resulted from a decrease in professional fees and general and administrative expenses.

Total operating expenses were $792,488 for the three-month period ended March 31, 2019 and $1,355,911 for the three-month period ended March 31, 2018, resulting in a decrease in total operating expenses of $563,423.  The decrease was attributable to a decrease of $276,948 in professional fees and a decrease of $286,475 in general and administrative expenses.  The decrease in professional fees came about as a result of the elimination of three consulting positions. The decrease in general and administrative expenses came about as a result of lower marketing costs due to the termination of the TransHigh marketing agreement, lower legal costs, the consolidation of the CEO position with the President, and lower overhead costs at PrestoDoctor.

Liquidity and Capital Resources

Our operations used $106,895 in cash for the three-month period ended March 31, 2019. During the same period, our cash decreased by $107,023 accounting for the cash that was used.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As stated above, we incurred a net loss of $748,658 and $1,107,834 respectively for the quarters ended March 31, 2019, and 2018, and had an accumulated deficit of approximately $72,000,000 as of March 31, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2019.  However, moving forward with the intended addition of additional staff, we believe our current framework will help remedy our material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings, and to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended March 31, 2019, the board of directors approved the issuance of 40,946 shares of preferred stock for services in the amount of approximately $107,000.  The preferred stock is convertible into shares of common stock on a share for share basis.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the fiscal quarter ended March 31, 2019, the board of directors approved the issuance of 127,061 shares of common stock for services in the amount of approximately $347,000.  The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

Each of the issuances of stock in this Item 2 was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the recipients of the shares were persons closely associated with the Company and the issuance of the shares did not involve any public offering.

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

Date:  May 15, 2019

By: /s/ David Tobias
David Tobias, Chief Executive Officer
By: /s/ Donald J. Lundbom
Donald J. Lundbom, Chief Financial Officer
(Principal Financial Officer)

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited March 31,2019	December 31,2018

Assets
Current Assets
Cash	$ 44,923	$ 151,946
Accounts Receivable, Net of Allowance of $1,461 and $-0-, respectively	6,903	10,646
Investment, at Fair Value	200,000	200,000
Prepaid Consulting and Other Current Assets	37,470	29,853
Inventories	—	5,714

Total Current Assets	289,296	398,159

Property and Equipment, Net	5,898	6,548
Intangible Assets, Net	2,154,361	2,294,101
Goodwill	2,173,869	2,173,869

Total Assets	$ 4,623,424	$ 4,872,677

LiabilitiesandStockholders'Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$ 141,673	$ 110,065
Stock Payable	429,647	532,146
Due to Related Parties	926,638	926,638

Total Current Liabilities	1,497,958	1,568,849

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized;
798,835 and 759,444 issued and outstanding, respectively	799	759
Common stock $0.001 par value; 45,000,000 shares authorized;
21,408,262 and 21,316,201 shares issued and outstanding, respectively	21,410	21,318
Additional Paid-In Capital	73,541,728	72,971,563
Accumulated Deficit	(71,641,520)	(70,918,761)

Total Cannabis Sativa, Inc. Stockholders' Equity	1,922,415	2,074,879

Non-Controlling Interest	1,203,050	1,228,949

Total Stockholders' Equity	3,125,466	3,303,828

Total Liabilities and Stockholders' Equity	$ 4,623,424	$ 4,872,677

The accompanying notes are an integral part of these condensed consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED

For the Three Months Ended March 31,	2019	2018

Revenues	$ 100,282	$ 94,590

Cost of Revenues	45,609	46,513

Gross Profit	54,673	48,077

Operating Expenses
Professional Fees	254,088	531,036
General and Administrative Expenses	538,400	824,875

Total Operating Expenses	792,488	1,355,911

Loss from Operations	(737,815)	(1,307,834)

Other (Income) and Expense
Realized Gain on Settlement of Digital Currency	—	(200,000)
Interest Expense	10,843	—

Total Other (Income) and Expense, Net	10,843	(200,000)

Loss Before Income Taxes	(748,658)	(1,107,834)

Income Taxes	—	—

Net Loss for the Period	(748,658)	(1,107,834)

Loss Attributable to Non-Controlling Interest	(25,899)	(121,260)

Net Loss Attributable To Cannabis Sativa, Inc.	$ (722,759)	$ (986,574)

Net Loss for the Period	$ (748,658)	$ (1,107,834)
Other Comprehensive Income
Realized Gain on Weed Coin Exchange to REFG Shares	—	(200,000)

Total Comprehensive Income	(748,658)	(1,307,834)

Net Loss for the Period per Common Share:
Basic & Diluted	$ (0.03)	$ (0.05)

Weighted Average Common Shares Outstanding:
Basic & Diluted	21,392,324	20,906,991

The accompanying notes are an integral part of these condensed consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

	Preferred Stock		Common Stock		Additional	Other			Total
	$0.001 Par		$0.001 Par		Paid-In	Comprehensive	Accumulated	Non-Controlling	Stockholders'
For the Three Months Ended March 31, 2018	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance - December 31, 2017	732,018	$ 732	20,803,216	$ 20,803	$ 70,782,434	$ 188,978	$ (66,790,415)	$ 2,011,266	$ 6,213,798

Realized Gain on Weed Coin Exchange to REFG Shares	—	—	—	—	—	(200,000)	—	—	(200,000)
Cash Purchases for Exercise of Stock Warrants	—	—	55,500	56	110,945	—	—	—	111,001
Shares Issued for Services - Stock Payable	—	—	94,060	94	485,757	—	—	—	485,851
Net Loss for the Period	—	—	—	—	—	—	(986,574)	(121,260)	(1,107,834)

Balance - March 31, 2018	732,018	$ 732	20,952,776	$ 20,953	$ 71,379,136	$ (11,022)	$ (67,776,989)	$ 1,890,006	$ 5,502,816

						Accumulated
	PreferredStock		CommonStock		Additional	Other			Total
	$ 0.001Par		$ 0.001Par		Paid-In	Comprehensive	Accumulated	Non-Controlling	Stockholders'
For the Three Months Ended March 31, 2019	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance - December 31, 2018	759,444	$ 759	21,316,201	$ 21,318	$ 72,971,563	$ —	$ (70,918,761)	$ 1,228,949	$ 3,303,828

Return of Shares Previously Issued for Purchase of iBud	—	—	(70,000)	(70)	70	—	—	—	—
Shares Issued for Services	—	—	35,000	35	115,965	—	—	—	116,000
Shares Issued for Services - Stock Payable	39,391	40	127,061	127	454,130	—	—	—	454,296
Net Loss for the Period	—	—	—	—	—	—	(722,759)	(25,899)	(748,658)

Balance - March 31, 2019	798,835	$ 799	21,408,262	$ 21,410	$ 73,541,728	$ —	$ (71,641,520)	$ 1,203,050	$ 3,125,466

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Three Months Ended March 31,	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$ (748,658)	$ (1,107,834)
Adjustments to Reconcile Net Loss for the Period to Net Cash
Used in Operating Activities:
Bad Debts	1,461	—
Realized Gain on Settlement of Digital Currency	—	200,000
Depreciation and Amortization	140,518	140,612
Stock Issued for Services	116,000	539,969
Stock Payable	351,797
Amortization of Stock Based Prepaids	—	283,252
Changes in assets and liabilities:
Accounts Receivable	2,282	1,709
Inventories	5,714	(2,046)
Prepaid Consulting and Other Current Assets	(7,617)	(41,299)
Accounts Payable and Accrued Expenses	31,608	4,177
Net Cash Used in Operating Activities:	(106,895)	18,540

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(128)	(630)
Net Cash Used In Investing Activities:	(128)	(630)

Cash Flows from Financing Activities:
Cash Proceeds from Sale of Stock	—	111,001
Proceeds from Related Parties, Net	—	168,000
Net Cash Provided by Financing Activities:	—	279,001

NET CHANGE IN CASH	(107,023)	296,911

Cash - Beginning of Period	151,946	175,857

Cash - End of Period	$ 44,923	$ 472,768

Supplemental Disclosure of Cash Flow Activities:
Interest	$ —	$ —
Income taxes	$ —	$ —

Supplemental Disclosures of Non Cash Activities:
Purchase of Investment with Digital Currency	$ —	$ 200,000
Common Stock Issued from Stock Payable	$ 454,296	$ 485,851

The accompanying notes are an integral part of these condensed consolidated financial statements

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018

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

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC, (the “LLC”).  The purpose of the LLC is to hold the intellectual property of Cannabis Sativa, Inc.  As of March 31, 2019 and December 31, 2018, there has been no activity in the LLC.

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2018, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of March 31, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation.  The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results of operations expected for the year ending December 31, 2019.

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

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018

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

Liquidity:

Our operations have been financed primarily through proceeds from notes payable, convertible notes payable, sale of common stock, warrants exercised for common stock and revenue generated from sales of our products. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception. As of March 31, 2019, we had an accumulated deficit of approximately $72,000,000 and negative working capital.

Segment Information:

We operate our business on the basis of a single reportable segment, which is the business of delivering products and services ancillary to the medical cannabis market. Our chief operating decision-maker is the Chief Executive Officer, who evaluates us as a single operating segment.

Accounts Receivable:

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At March 31, 2019 and December 31, 2018 the Company has established an allowance for doubtful accounts of $1,461 and $-0-, respectively.

Inventories:

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists of salves, ointments, lotions, creams and balms and is carried at the lower of cost or (net realizable value), using first-in, first-out method of determining cost.  At March 31, 2019 the Company had $-0- in inventory.  As of December 31, 2018, the Company had $5,714 in raw materials and $-0- in finished goods inventory.

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

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018

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

The Company receives payments from individual clients and patients. As the period between the time of service and time of payment is typically one day or less if it is an internet sale otherwise payment can be up to 30 days, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018

Revenue Recognition -  continued:

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

The Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.  For the three months ended March 31, 2019 and 2018, approximately 100% and 93% of the revenue is from PrestoCorp operations, respectively.

Investment

Investments in marketable securities are stated at fair value, and consist of minority ownership in a cannabis related company.  Beginning in 2018, the Company recognizes unrealized holding gains and losses in other (Income) Expenses in the condensed consolidated statement of operations.

During the three months ended March 31, 2018, the Company purchased 10,000,000 shares of common stock of Medical Cannabis Payment Solutions (ticker:  REFG) in exchange for 1,000,000 units of Weed coins (valued at $200,000).  There has been no change in the fair value of the investment in REFG during the three months ended March 31, 2019.  During the period January 1, 2019 through March 31, 2019 the investment was extremely volatile. The value being as low as $128,000 and as high as $394,000.  There can be no assurances that when the Company liquidates its position of REFG, that it will realize the valuation included in the accompanying condensed consolidated financial statements at March 31, 2019.

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

For the Three Months Ended March 31, 2019 and 2018

Goodwill and Intangible Assets:- continued

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

The goodwill was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017 and iBudtender that occurred on August 8, 2016. For each of the three months ended March 31, 2019 and 2018 the Company did not record the impairment of any goodwill.  The Company recorded an impairment of its PrestoCorp goodwill in the amount of $1,173,000 for the year ended December 31, 2018.

Advertising Expense:

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying consolidated statements of operations. Advertising costs were approximately $33,153 and $178,680 for the three months ended March 31, 2019 and 2018, respectively.

Long-Lived Assets:

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the three months ended March 31, 2019 and 2018 we did not recognize any impairment of our long-lived assets.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018

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

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. We adopted the standard on January 1, 2019. Based on our assessment of the new standard on our condensed consolidated financial statements, which will consist primarily of a balance sheet gross up of our operating leases to show equal and offsetting lease assets and lease liabilities, we have concluded that the impact is insignificant to our condensed consolidated financial statements based on the short-term nature of our leases and our election of such practical expedient.

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

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018

This ASU did not have a significant impact on our condensed consolidated financial statements and related disclosures.

FASB ASU 2017-11 “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815)” - In July 2017, the FASB issued 2017-11. The guidance eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. Our warrants issued with our convertible notes are treated as derivative instruments, because they include a “down round” feature. The ASU is effective for annual periods beginning after December 15, 2018, and for interim periods within those years, with early adoption permitted. This ASU did not have a significant impact on our condensed consolidated financial statements and related disclosures.

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The carrying amounts of accounts receivable, inventory, investments, notes payable, accounts payable, accrued liabilities approximate fair value given their short-term nature or effective interest rates.  We measure our investment in marketable securities at fair value on a recurring basis.  The Company’s available for sale securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018

3.  Fixed Assets

Property and equipment consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Furniture and Equipment	$ 15,174	$ 15,045
Leasehold Improvements	2,500	2,500
	17,674	17,545
Less: Accumulated Depreciation	(11,776)	(10,997)

Net Property and Equipment	$ 5,898	$ 6,548

Depreciation expense for the three months ended March 31, 2019 and 2018 was approximately $778 and $874, respectively.

4.  Intangibles

Intangibles consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

CBDS.com website (Cannabis Sativa)	$ 13,999	$ 13,999
Intellectual Property Rights (Cannabis Sativa)	1,484,250	1,484,250
Intellectual Property Rights Vaporpenz (Cannabis Sativa)	210,100	210,100
Intellectual Property Rights (iBudtender)	330,000	330,000
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (Cannabis Sativa)	8,410	8,410
Patents and Trademarks (Wild Earth)	4,425	4,425
Patents and Trademarks (KPAL)	1,410,000	1,410,000
	3,701,184	3,701,184
Less: Accumulated Amortization	(1,546,823)	(1,407,083)

Net Intangible Assets	$ 2,154,361	$ 2,294,101

Amortization expense for each of the three months ended March 31, 2019 and 2018 was approximately $140,000.

Amortization for each of the next 5 years approximates:

2020	$559,000
2021	$499,000
2022	$367,000
2023	$342,000
2024	$342,000

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018

5.  Related Parties

The Company has received advances from related parties and officers of the Company to cover operating expenses.  As of March 31, 2019, and December 31, 2018, net amounts due to the related parties were $926,638. During the three-months ended March 31, 2019 and 2018, the Company has imputed interest on these advances at the rates between 5% and 8% per annum and has recorded interest expense related to these balances in the amount of $11,000 and $-0-, respectively which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. Prior to January 1, 2019 interest on these notes was calculated and posted to the note balances annually.

At March 31, 2019 and December 31, 2018, the Company had a note payable to the founder of iBudtender of $9,197 which is included in Due to Related Parties in the accompanying consolidated balance sheet. The note earns interest at 0% and is due in December 2019.

During the three months ended March 31, 2019 and 2018, the Company incurred approximately $17,000 and $11,000, respectively, which was included general and administrative expenses in the accompanying condensed consolidated statement of operations, for consulting services from a relative of the Company’s president.

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

As of March 31, 2019, the board of directors had approved the issuance of 39,391 shares of preferred stock for services in the amount of approximately $107,000 that was recorded in stock payable at December 31, 2018. The fair value of the shares issued was based on the market price of the related number of shares of Company’s common stock.  The preferred stock is convertible into common stock on the measurement date, based on the rights of the preferred being similar to those of common.

Common Stock

As of March 31, 2018 the board of directors had approved the issuance of 94,060 shares of common stock for services in the amount of approximately $486,000 that was recorded in stock payable at December 31, 2017. The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

As of March 31, 2018, approximately $111,000 in cash had been received for 55,500 outstanding warrants exercised at $2.00 each. 55,500 shares of common stock were issued.

As of March 31, 2019, and December 31, 2018, the Company had outstanding warrants to purchase 49,900 shares of the Company’s common stock. The exercise price of the warrants was $2.00 per share. All warrants are exercisable and expire February 1, 2020.  The intrinsic value of outstanding warrants as of March 31, 2019 and December 31, 2018 is approximately $36,000.

As of March 31, 2019, the board of directors had approved the issuance of 127,061 shares of common stock for services in the amount of approximately $347,000 that was recorded in stock payable at December 31, 2018. The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018

6.  Stockholders’ Equity - continued

Common Stock

As of March 31, 2019, the board of directors approved the issuance of 35,000 shares of common stock for services in the amount of $116,000. The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

As of March 31, 2019, the Company received 70,000 shares of common stock that were returned by iBudtender in relation to the amended purchase contract that was effective July 2018.  Based on the related party nature of the transaction, no gain or loss was recorded, such value was recorded as a capital transaction at par value. The reason for the return of the shares was due to the amended contract. The Company noted the impairment indicator, however no related impairment to goodwill or other intangible assets was deemed necessary at March 31, 2019.

7.  Going Concern Considerations

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

8.  Commitments and Contingencies

Lease

The Company leases an office and warehouse facility in Mesquite, Nevada that serves as the principal executive offices and provides manufacturing and warehouse space. The leased space consists of approximately 900 square feet. On September 1, 2018, a new lease agreement was signed at a monthly rate of $600.  Lease term is for 12 (twelve) months, which expires in September 2019, with a renewal option available for an additional 12 (twelve) months.  Rent expense for the three months ended March 31, 2019 and 2018 was $1,800 and $4,176, respectively.  PrestoCorp leases office space in San Francisco at $2,800 per month and $800 per month for a New York office and pays $1,500 per month for office facilities in Las Vegas, NV.  Presto Corp. terminated its lease and closed its office in San Francisco as of the end of February 2019.  The Las Vegas office was closed in November 2018. Primary operations for Presto are now focused in New York City.  Rent expense for the three months ended March 31, 2019 and 2018 was $11,469 and $12,300, respectively.

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

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018

8.  Commitments and Contingencies - continued

Stock Payable

As of March 31, 2019, and December 31, 2018 the Company recorded approximately $430,000 and $532,000, respectively, of stock payable related to common stock to be issued.  The following summary approximates the activity of stock payable during the three months ended March 31, 2019:

Beginning Balance – January 1, 2019	$ 532,000
Additions, net	352,000
Issuances, net	(454,000)

Ending Balance–March 31, 2019	$ 430,000

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

9.   Subsequent Events

Through May 2019, the Company issued 105,842 shares of common stock and 40,946 shares of preferred stock, with an aggregate value of approximately $376,000 (based on the respective measurement dates), to consultants and officers for services rendered in the 1st quarter of 2019 and services rendered through April 16, 2019.  The value of 93,842 shares of common stock and 40,946 shares of preferred stock were included in stock payable at March 31, 2019 for services rendered prior to that date.