Form 10-Q/A
period 2019-03-31
Cannabis Sativa, Inc.
filed 2019-06-21
CIK 1360442

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

[Explanatory Note:  This Amendment No. 1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2019 (“Original 10-Q”), is filed for the purpose of making a technical correction to Exhibit 31.1 which is attached hereto in its corrected form.  The balance of the Original 10-Q and its exhibits other than Exhibit 31.1 remain unchanged as filed on May 16, 2019.]

Item 6.  Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document

3.1(1)	3	Articles of Incorporation
3.2(1)	3	Bylaws
31.1	31	Section 302 Certification of Principal Executive Officer
31.2(2)	31	Section 302 Certification of Principal Financial Officer
32.1(2)	32	Section 1350 Certification of Principal Executive Officer
32.2(2)	32	Section 1350 Certification of Principal Financial Officer
101.INS(3)		XBRL Instance Document
101.SCH(3)		XBRL Taxonomy Extension Schema
101.CAL(3)		XBRL Taxonomy Extension Calculation Linkbase
101.DEF(3)		XBRL Taxonomy Extension Definition Linkbase
101.LAB(3)		XBRL Taxonomy Extension Label Linkbase
101.PRE(3)		XBRL Taxonomy Extension Presentation Linkbase

(1)Incorporated by reference to Exhibits 3.01 and 3.02 of the Company's Registration Statement on Form 10 filed January 28, 2009.

(2)Incorporated by reference to Exhibits 31.2, 32.1 and 32.2 of the Company’s original Form 10-Q for the quarter ended March 31, 2019, filed May 16, 2019.

(3)XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document. These data files are incorporated by reference to data files attached to Company’s original Form 10-Q for the quarter ended March 31, 2019, filed May 16, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.

Date:  June 21, 2019

By: /s/ David Tobias
David Tobias, Chief Executive Officer
By: /s/ Donald J. Lundbom
Donald J. Lundbom, Chief Financial Officer
(Principal Financial Officer)