Form 10-Q
period 2019-09-30
Cannabis Sativa, Inc.
filed 2019-11-14
CIK 1360442

Washington, D.C. 20549

———————

FORM 10-Q

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2019
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

☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer's Common Stock outstanding as of November 14, 2019, is 22,079,199.

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

Results of Operations

Three Months Ended September 30, 2019, compared with the Three Months Ended September 30, 2018

Revenue for the three-month periods ended September 30, 2019 and 2018 was $453,653 and $107,616, respectively. Cost of revenues for the three-month periods ended September 30, 2019 and 2018 was $176,516 and $53,745, respectively. Gross profit for the three-month periods ended September 30, 2019 and 2018 was $277,137 and $53,871, respectively.  The fluctuation in these numbers is primarily the result of higher online evaluation revenues at the Company’s subsidiary PrestoDoctor for Oklahoma and New York.  The Company acquired a 51% interest in PrestoCorp on August 1, 2017.

Net loss for the three-month period ended September 30, 2019 was $549,492 compared to net loss of $744,091 for the three-month period ended September 30, 2018.  The lower loss resulted from increased revenue from PrestoCorp and a decrease in professional and consulting fees at Cannabis Sativa, Inc.

Total operating expenses were $730,183 for the three-month period ended September 30, 2019 and $767,793 for the three-month period ended September 30, 2018, resulting in a decrease in total operating expenses of $37,610.  The decrease was attributable primarily to a decrease of $133,155 in professional fees and an increase of $95,545 in general and administrative expenses.  The decrease in professional fees came about as a result of the elimination of three consulting positions. The increase in general and administrative expenses came about as a result of higher operating expenses at PrestoCorp.

Nine Months Ended September 30, 2019, compared with the Nine Months Ended September 30, 2018

Revenue for the nine-month periods ended September 30, 2019 and 2018 was $704,998 and $408,680, respectively, an increase of 72%. Cost of revenues for the nine-month periods ended September 30, 2019 and 2018 was $291,713 and $167,810, respectively. Gross profit for the nine-month periods ended September 30, 2019 and 2018 was $413,285 and $240,870, respectively, yielding a gross margin improvement of 71%.  As with the third quarter discussed above, the increased revenue is a result of an increase in on-line medical evaluations.

Net loss for the nine-month period ended September 30, 2019 was $1,850,088 compared to net loss of $2,944,895 for the nine-month period ended September 30, 2018.  As with the three-month periods ended September 30, 2019 and 2018, the change resulted from a decrease in professional fees and an increase in revenue from PrestoCorp.

Total operating expenses were $2,142,947 for the nine-month period ended September 30, 2019 and $3,355,596 for the nine-month period ended September 30, 2018, resulting in a decrease in total operating expenses of $1,212,649.  The decrease was attributable to a reduction of $664,900 in professional fees and a decrease of $547,749 in general and administrative expenses.  The decrease in professional fees came about as a result of the elimination of three consulting positions, and the decrease in general and administrative expenses came about as a result of lower marketing costs due to the termination of the TransHigh marketing agreement, and lower overhead costs at Cannabis Sativa, Inc.

Liquidity and Capital Resources

Cash flow from operating activities for the nine-month period ended September 30, 2019, was a positive $11,173. During the same period, our total cash increased by $70,483 accounted for primarily by the acquisition of $60,945 in cash from financing activities from related parties and higher revenues and profit from PrestoCorp.  Our expenses during the period were paid primarily by the issuance of stock.

The Company continues to see benefits of its aggressive cost control program, implemented two years ago. Selling, general and administrative costs are down 36% from the nine months ended September 30, 2018, and down 66% from the nine months ended September 30, 2017.  Cash flow from operations also improved by approximately $579,000 during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, resulting in a positive $11,173 for the nine months as noted above.

Operating loss for the nine months ended September 30, 2019 was  $1.7 million, an improvement of $1.4 million (44%) from the same period in the prior year

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As stated above, we incurred a net loss of $1,850,088 and $2,944,895 respectively for the nine-month periods ended September 30, 2019, and 2018, and had an accumulated deficit of approximately $72,700,000 as of September 30, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on management’s assessment, management concluded that its internal control over financial reporting was not effective as of September 30, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

To compensate for control weaknesses identified above, management reviews the financial results of operations on a regular, on-going basis and investigates unexpected and unusual variances and changes. Additionally, management reviews and approves all significant transactions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended September 30, 2019, the board of directors issued 47,020 unregistered common shares and 74,925 unregistered preferred shares to two persons in exchange for services rendered to the Company.  The shares were valued and issued at $1.35 per share.  The issuance of the shares was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the recipients of the shares were persons closely associated with the Company and the issuance of the shares did not involve any public offering.

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

Cannabis Sativa, Inc.

Date:  November 14, 2019

By: /s/ David Tobias
David Tobias, Chief Executive Officer
By: /s/ Donald J. Lundbom
Donald J. Lundbom, Chief Financial Officer and
Principal Accounting Officer

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2019	2018

Assets
Current Assets
Cash	$ 222,429	$ 151,946
Accounts Receivable, Net of Allowance of $4,961 and $-0-, respectively	3,851	10,646
Investment, at Fair Value	116,000	200,000
Prepaid Consulting and Other Current Assets	22,000	29,853
Inventories	-	5,714

Total Current Assets	364,280	398,159

Property and Equipment, Net	6,148	6,548
Intangible Assets, Net	1,874,882	2,294,101
Goodwill	2,173,869	2,173,869

Total Assets	$ 4,419,179	$ 4,872,677

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$ 181,616	$ 110,065
Stock Payable	466,341	532,146
Due to Related Parties	987,583	926,638

Total Current Liabilities	1,635,540	1,568,849

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized;
914,706 and 759,444 issued and outstanding, respectively	914	759
Common stock $0.001 par value; 45,000,000 shares authorized;
21,722,147 and 21,316,201 shares issued and outstanding, respectively	21,724	21,318
Additional Paid-In Capital	74,300,901	72,971,563
Accumulated Deficit	(72,722,885)	(70,918,761)

Total Cannabis Sativa, Inc. Stockholders' Equity	1,600,654	2,074,879

Non-Controlling Interest	1,182,985	1,228,949

Total Stockholders' Equity	2,783,639	3,303,828

Total Liabilities and Stockholders' Equity	$ 4,419,179	$ 4,872,677

The accompanying notes are an integral part of these condensed consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenues	$ 453,653	$ 107,616	$ 704,998	$ 408,680

Cost of Revenues	176,516	53,745	291,713	167,810

Gross Profit	277,137	53,871	413,285	240,870

Operating Expenses
Professional Fees	100,827	233,982	397,595	1,062,495
General and Administrative Expenses	629,356	533,811	1,745,352	2,293,101

Total Operating Expenses	730,183	767,793	2,142,947	3,355,596

Loss from Operations	(453,046)	(713,922)	(1,729,662)	(3,114,726)

Other (Income) and Expense
Realized Gain on Settlement of Digital Currency	-	-	-	(200,000)
Impairment of Digital Currency	-	30,169	-	30,169
Unrealized Loss on Investment	84,000	-	84,000	-
Interest Expense	12,446	-	36,426	-

Total Other (Income) and Expense, Net	96,446	30,169	120,426	(169,831)

Loss Before Income Taxes	(549,492)	(744,091)	(1,850,088)	(2,944,895)

Income Taxes	-	-	-	-

Net Loss for the Period	(549,492)	(744,091)	(1,850,088)	(2,944,895)

Income (Loss) Attributable to Non-Controlling Interest	20,915	7,897	(45,964)	(151,314)

Net Loss Attributable To Cannabis Sativa, Inc.	$ (570,407)	$ (751,988)	$ (1,804,124)	$ (2,793,581)

Net Loss for the Period	$ (549,492)	$ (744,091)	$ (1,850,088)	$ (2,944,895)
Other Comprehensive Income
Realized Gain (Loss) on Weed Coin Exchange to REFG Shares	-	11,022	-	(188,978)

Total Comprehensive Loss	$ (549,492)	$ (733,069)	$ (1,850,088)	$ (3,133,873)

Net Loss for the Period per Common Share:
Basic & Diluted	$ (0.03)	$ (0.04)	$ (0.08)	$ (0.13)

Weighted Average Common Shares Outstanding:
Basic & Diluted	21,569,362	20,892,220	21,524,387	20,937,541

The accompanying notes are an integral part of these condensed consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30,	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$ (1,850,088)	$ (2,944,895)
Adjustments to Reconcile Net Loss for the Period to Net Cash
Provided by (Used in) Operating Activities:
Bad Debts	4,961	-
Change in Accounting Method for Digital Currency		11,022
Impairment of Digital Currency		30,169
Realized Gain on Settlement of Digital Currency	-	(200,000)
Unrealized Loss on Investment	84,000	-
Depreciation and Amortization	421,254	421,843
Stock Issued and to be Issued for Services	1,264,094	2,096,860
Amortization of Stock Based Prepaids	-	75,055
Changes in Assets and Liabilities:
Accounts Receivable	1,834	(974)
Inventories	5,714	272
Prepaid Consulting and Other Current Assets	7,853	(46,005)
Accounts Payable and Accrued Expenses	71,551	(10,820)
Net Cash Provided by (Used in) Operating Activities:	11,173	(567,473)

Cash Flows from Investing Activities:
Purchase of Fixed Assets	(1,635)	(897)
Net Cash Used In Investing Activities:	(1,635)	(897)

Cash Flows from Financing Activities:
Cash Proceeds Received from Sale of Common Stock and Warrant Exercises	-	361,750
Proceeds from Related Parties, Net	60,945	253,530
Net Cash Provided by Financing Activities:	60,945	615,280

NET CHANGE IN CASH	70,483	46,910

Cash - Beginning of Period	151,946	175,857

Cash - End of Period	$ 222,429	$ 222,767

Supplemental Disclosures of Non Cash Activities:
Purchase of Investment with Digital Currency	$ -	$ 200,000
Preferred and Common Stock Issued for Services	$ 454,296	$ 1,534,835
Rescinded Transaction & Elimination of Prepaid Expense	$ -	$ 639,822

The accompanying notes are an integral part of these condensed consolidated financial statements

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

						Accumulated
	Preferred Stock		Common Stock		Additional	Other			Total
	$0.001 Par		$0.001 Par		Paid-In	Comprehensive	Accumulated	Non-Controlling	Stockholders'
For the Three Months Ended September 30, 2018	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance - July 1, 2018	732,018	$ 732	20,871,415	$ 20,871	$ 71,301,155	$ (11,022)	$ (68,832,008)	$ 1,852,055	$ 4,331,783

Cancellation of Shares Due to iBud	-	-	(50,000)	(50)	-	-	-	-	(50)
Cash Purchases for Exercise of Stock Warrants	-	-	1,875	2	3,748	-	-	-	3,750
Write Down to Cost Basis - Digital Currency	-	-	-	-	-	11,022	-	-	11,022
Shares Issued for Services			127,829	128	412,175	-	-	-	412,303
Net Income (Loss) for the Period	-	-	-	-	-	-	(751,988)	7,897	(744,091)

Balance - September 30, 2018	732,018	$ 732	20,951,119	$ 20,951	$ 71,717,078	$ -	$ (69,583,996)	$ 1,859,952	$ 4,014,717

						Accumulated
	Preferred Stock		Common Stock		Additional	Other			Total
	$0.001 Par		$ 0.001 Par		Paid-In	Comprehensive	Accumulated	Non-Controlling	Stockholders'
For the Three Months Ended September 30, 2019	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance - July 1, 2019	839,781	$ 839	21,514,104	$ 21,516	$ 73,919,177	$ -	$ (72,152,478)	$ 1,162,070	$ 2,951,124

Shares Issued for Services	74,925	75	208,043	208	381,724	-	-	-	382,007
Net Income (Loss) for the Period	-	-	-	-	-	-	(570,407)	20,915	(549,492)

Balance - September 30, 2019	914,706	$ 914	21,722,147	$ 21,724	$ 74,300,901	$ -	$ (72,722,885)	$ 1,182,985	$ 2,783,639

						Accumulated
	Preferred Stock		Common Stock		Additional	Other			Total
	$0.001 Par		$0.001 Par		Paid-In	Comprehensive	Accumulated	Non-Controlling	Stockholders'
For the Nine Months Ended September 30, 2018	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance - January 1, 2018	732,018	$ 732	20,803,216	$ 20,803	$ 70,782,434	$ 188,978	$ (66,790,415)	$ 2,011,266	$ 6,213,798

Realized Gain on Weed Coin Exchange to REFG Shares	-	-	-	-	-	(200,000)	-	-	(200,000)
Write Down to Cost Basis-Digital Currency	-	-	-	-	-	11,022	-	-	11,022
Cancellation of Shares Due to iBud	-	-	(50,000)	(50)	-	-	-	-	(50)
Return of Shares Issued for Services in Prior Year	-	-	(332,447)	(333)	(990,360)	-	-	-	(990,693)
Cash Purchases for Exercise of Stock Warrants	-	-	100,875	101	201,649	-	-	-	201,750
Shares Issued for Services	-	-	335,415	335	1,237,598	-	-	-	1,237,933
Shares Issued for Services-Prior Year Stock Payable	-	-	94,060	94	485,757	-	-	-	485,851
Net Loss for the Period	-	-	-	-	-	-	(2,793,581)	(151,314)	(2,944,895)

Balance - September 30, 2018	732,018	$ 732	20,951,119	$ 20,951	$ 71,717,078	$ -	$ (69,583,996)	$ 1,859,952	$ 4,014,717

						Accumulated
	Preferred Stock		Common Stock		Additional	Other			Total
	$0.001 Par		$ 0.001 Par		Paid-In	Comprehensive	Accumulated	Non-Controlling	Stockholders'
For the Nine Months Ended September 30, 2019	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance - January 1, 2019	759,444	$ 759	21,316,201	$ 21,318	$ 72,971,563	$ -	$ (70,918,761)	$ 1,228,949	$ 3,303,828

Return of Shares Previously Issued for Purchase of iBud	-	-	(70,000)	(70)	70	-	-	-	-
Shares Issued for Services	115,871	116	348,885	349	875,138	-	-	-	875,603
Shares Issued for Services - Prior Year Stock Payable	39,391	39	127,061	127	454,130	-	-	-	454,296
Net Loss for the Period	-	-	-	-	-	-	(1,804,124)	(45,964)	(1,850,088)

Balance - September 30, 2019	$ 914,706	$ 914	$ 21,722,147	$ 21,724	$ 74,300,901	$ -	$ (72,722,885)	$ 1,182,985	$ 2,783,639

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Nine Months Ended September 30, 2019 and 2018

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

During the quarter ended September 30, 2014, the Company created Eden Holdings LLC, (the “LLC”).  The purpose of the LLC is to hold the intellectual property of Cannabis Sativa, Inc.  As of September 30, 2019 and December 31, 2018, there has been no activity in the LLC.

Basis of Presentation:

The accompanying condensed consolidated balance sheet at December 31, 2018, has been derived from audited consolidated financial statements and the unaudited condensed consolidated financial statements as of September 30, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation.  The condensed consolidated financial statements include all material adjustments (consisting of normal recurring accruals) necessary to make the condensed consolidated financial statements not misleading as required by Regulation S-X, Rule 10-01.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations expected for the year ending December 31, 2019.

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

For the Nine Months Ended September 30, 2019 and 2018

period.  Such management estimates include valuation of intangible assets in connection with business combinations, recoverability of long-lived assets and goodwill, and the valuation of equity-based instruments. Actual results could differ from those estimates.

Liquidity:

Our operations have been financed primarily through proceeds from notes payable, convertible notes payable, sale of common stock, warrants exercised for common stock and revenue generated from sales of our products. These funds have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception. As of September 30, 2019, we had an accumulated deficit of approximately $72,700,000 and negative working capital.

Segment Information:

We operate our business on the basis of a single reportable segment, which is the business of delivering products and services ancillary to the medical cannabis market. Our chief operating decision-maker is the Chief Executive Officer, who evaluates us as a single operating segment.

Accounts Receivable:

We estimate credit loss reserves for accounts receivable on an individual receivable basis. A specific impairment allowance reserve is established based on expected future cash flows and the financial condition of the debtor.  We charge off customer balances in part or in full when it is more likely than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.  At September 30, 2019 and December 31, 2018 the Company has established an allowance for doubtful accounts of $4,961 and $-0-, respectively.

Inventories:

Inventory cost includes those costs directly attributable to the product before sale. Inventory consists of salves, ointments, lotions, creams and balms and is carried at the lower of cost or (net realizable value), using first-in, first-out method of determining cost.  At September 30, 2019 the Company had $-0- in inventory.  As of December 31, 2018, the Company had $5,714 in raw materials and $-0- in finished goods inventory.

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

For the Nine Months Ended September 30, 2019 and 2018

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

The Company receives payments from individual clients and patients. As the period between the time of service and time of payment is typically one day or less if it is an internet sale otherwise payment can be up to 30 days, the Company elected the practical expedient under ASC 606-10-32-18 and did not adjust for the effects of a significant financing component. Revenue is recognized at the point of time at the conclusion of when services are performed for individual clients and patients and all performance obligations have been met.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Nine Months Ended September 30, 2019 and 2018

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

The Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.  For the nine months ended September 30, 2019 and 2018, 100% of the revenue is from PrestoCorp operations.

Investment

Investments in marketable securities are stated at fair value, and consist of minority ownership in a cannabis related company.  Beginning in 2018, the Company recognizes unrealized holding gains and losses in Other (Income) Expenses in the condensed consolidated statements of operations.

During the three months ended March 31, 2018, the Company purchased 10,000,000 shares of common stock of Medical Cannabis Payment Solutions (ticker:  REFG) in exchange for 1,000,000 units of Weed coins (valued at $200,000).  At September 30, 2019, the fair value of the investment in REFG was adjusted to $116,000, which resulted in an unrealized loss on investment of $84,000 which is shown in the statement of operations.  Through the period ended September 30, 2019, the value of the Company’s ownership has been very volatile.  There can be no assurances that when the Company liquidates its position of REFG, that it will realize the valuation included in the accompanying condensed consolidated financial statements at September 30, 2019.

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

For the Nine Months Ended September 30, 2019 and 2018

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

The goodwill was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017 and iBudtender that occurred on August 8, 2016. For each of the nine months ended September 30, 2019 and 2018 the Company did not record any impairment of goodwill.  The Company recorded an impairment of its PrestoCorp goodwill in the amount of $1,173,000 during the year ended December 31, 2018.

Advertising Expense:

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying consolidated statements of operations. Advertising costs were approximately $104,000 and $65,000 for the nine months ended September 30, 2019 and 2018, respectively.

Long-Lived Assets:

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We evaluate assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet, if material. During the nine months ended September 30, 2019 and 2018 we did not recognize any impairment of our long-lived assets.

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

For the Nine Months Ended September 30, 2019 and 2018

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

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. We adopted the standard on January 1, 2019. Based on our assessment of the new standard on our condensed consolidated financial statements, we have concluded that there is no impact to our condensed consolidated financial statements based on the short-term nature of our leases and our election of such practical expedient.

In June 2018, the FASB issued ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update aligns the accounting for share-based payment awards issued to nonemployees with those issued to employees. Under the new guidance, the nonemployee awards will be measured on the grant date and compensation costs will be recognized when achievement of the performance condition is probable. This new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. This update is effective for annual and interim periods beginning after December 15, 2019, and interim periods within that reporting period. While the Company is still in the process of completing our analysis on the impact this guidance will have on the consolidated financial statements and related disclosures, the Company does not expect the impact to be material.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The update modifies the disclosure

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Nine Months Ended September 30, 2019 and 2018

requirements for recurring and nonrecurring fair value measurements, primarily those surrounding Level 3 fair value measurements and transfers between Level 1 and Level 2. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the new guidance and does not expect it to have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

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

3.  Fixed Assets

Property and equipment consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Furniture and Equipment	$16,680	$15,045
Leasehold Improvements	2,500	2,500
	19,180	17,545
Less: Accumulated Depreciation	(13,032)	(10,997)

Net Property and Equipment	$6,148	$6,548

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Nine Months Ended September 30, 2019 and 2018

Depreciation expense for the nine months ended September 30, 2019 and 2018 was approximately $2,000 and $2,600, respectively.

4.  Intangibles

Intangibles consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (Cannabis Sativa)	1,484,250	1,484,250
Intellectual Property Rights Vaporpenz (Cannabis Sativa)	210,100	210,100
Intellectual Property Rights (iBudtender)	330,000	330,000
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (Cannabis Sativa)	8,410	8,410
Patents and Trademarks (Wild Earth)	4,425	4,425
Patents and Trademarks (KPAL)	1,410,000	1,410,000
	3,701,184	3,701,184
Less: Accumulated Amortization	(1,826,302)	(1,407,083)

Net Intangible Assets	$1,874,882	$2,294,101

Amortization expense for each of the nine months ended September 30, 2019 and 2018 was approximately $419,000.

Amortization for each of the next 5 years approximates:

2020	$559,000
2021	$499,000
2022	$367,000
2023	$342,000
2024	$108,000

5.  Related Parties

The Company has received advances from related parties and officers of the Company to cover operating expenses. As of September 30, 2019 and December 31, 2018, net amounts due to the related parties were $987,583 and $926,638, respectively. During the nine months ended September 30, 2019 and 2018, the Company has imputed interest on these advances at 5% per annum and has recorded interest expense related to these balances in the amount of $36,000 and $-0-, respectively which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. Prior to January 1, 2019 interest on these notes was calculated and posted to the note balances annually.

At September 30, 2019 and December 31, 2018, the Company had a note payable to the founder of iBudtender of $10,142 and $9,197, respectively, which is included in Due to Related Parties in the accompanying consolidated balance sheet. The note earns interest at 0% and is due in December 2019.

During the nine months ended September 30, 2019 and 2018, the Company incurred approximately $50,000 and $33,000, respectively, which was included general and administrative expenses in the accompanying condensed consolidated statement of operations, for consulting services from a relative of the Company’s president.

6.  Stockholders’ Equity

Preferred Stock

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Nine Months Ended September 30, 2019 and 2018

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

During the three and nine months ended September 30, 2019, the board of directors had approved the issuance of 74,925 and 115,871 shares of preferred stock for services in the amount of approximately $108,000 that was recorded in stock payable at December 31, 2018 and for current period services of approximately $208,000, respectively. The fair value of the shares issued was based on the market price of the related number of shares of Company’s common stock.  The preferred stock is immediately convertible into common stock and the rights of the preferred are similar to those of common.

Common Stock

As of September 30, 2018 the board of directors had approved the issuance of 94,060 and 335,415 shares of common stock for services in the amount of approximately $486,000 that was recorded in stock payable at December 31, 2017 and for current year services in the amount of approximately $1,238,000, respectively. The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

As of September 30, 2018, approximately $202,000 in cash had been received for 101,000 outstanding warrants exercised at $2.00 each. 101,000 shares of common stock were issued.

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

As of September 30, 2019 and December 31, 2018, the Company had outstanding warrants to purchase 49,900 shares of the Company’s common stock. The exercise price of the warrants was $2.00 per share. All warrants are exercisable and expire February 1, 2020.  The intrinsic value of outstanding warrants as of September 30, 2019 and December 31, 2018 is approximately $-0-.

During the nine months ended September 30, 2019, the board of directors had approved the issuance of 127,061 shares of common stock for services in the amount of approximately $347,000 that was recorded in stock payable at December 31, 2018. The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the nine months ended September 30, 2019, the board of directors approved the issuance of 348,885 shares of common stock for services in the amount of approximately $668,000. The fair value of the shares issued was based on the market price of the Company’s common stock on the measurement date.

During the nine months ended September 30, 2019, the Company received 70,000 shares of common stock that were returned by iBudtender in relation to the amended purchase contract that was effective July 2018.  Based on the related party nature of the transaction, no gain or loss was recorded such value was recorded as a capital transaction at par value. The reason for the return of the shares was due to the amended contract.

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

For the Nine Months Ended September 30, 2019 and 2018

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

8.  Commitments and Contingencies

Lease

The Company leases an office and warehouse facility in Mesquite, Nevada that serves as the principal executive offices and provides manufacturing and warehouse space. The leased space consists of approximately 900 square feet. On September 1, 2018, a new lease agreement was signed at a monthly rate of $600.  Lease term is for 12 (twelve) months, which expired in September 2019. The Company renewed their lease in Mesquite, Nevada in November 2019.  Monthly rate is still $600 but the lease is now on a month to month basis.  Rent expense for the nine months ended September 30, 2019 and 2018 was $5,400 and $11,700, respectively. PrestoCorp leases office space in San Francisco at $2,800 per month and $800 per month for a New York office. PrestoCorp terminated its lease and closed its office in San Francisco as of the end of February 2019.  Primary operations for Presto are now focused in New York City.  Rent expense for the nine months ended September 30, 2019 and 2018 was $24,000 and $34,000, respectively.

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

Stock Payable

As of September 30, 2019 and December 31, 2018 the Company recorded approximately $466,000 and $532,000, respectively, of stock payable related to common and preferred stock to be issued.  The following summary approximates the activity of stock payable during the nine months ended September 30, 2019:

Beginning Balance – January 1, 2019	$532,000
Additions, net of recovery	1,122,000
Issuances	(1,188,000)

Ending Balance –September 30, 2019	$466,000

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

For the Nine Months Ended September 30, 2019 and 2018

do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying condensed consolidated balance sheets.

9.   Subsequent Events

For the period October 1, 2019 through November 10, 2019, the Company issued 377,052 shares of common stock and 107,143 shares of preferred stock, with an aggregate value of approximately $466,000 (based on the respective measurement dates), to consultants and officers for services rendered in the 2nd and 3rd quarter of 2019.  The value of 377,052 shares of common stock and 107,143 shares of preferred stock were included in stock payable at September 30, 2019 for services rendered prior to that date.

In October 2019, the Company signed an agreement to acquire an interest in the assets of GK Marketing & Media, of California, for $500,000 cash to be paid into NEWCO and 100,000 shares of the Company’s common stock to be paid to the sellers. The Company will pay $150,000 cash to the NEWCO at closing from cash on hand and proceeds of a PPM. The balance of $350,000 payable over the following 60-180 days will be paid from proceeds of a PPM. Additional stock payments of up to $1.5 million are payable to the sellers based on achievement of revenue targets in 2020.  The deal is expected to close on or before November 30, 2019.

Mr. Stephen Downing the Company’s Chairman of the Board and board of director resigned on October 16, 2019.

In October 2019 the Company elected to cancel the remaining 30,000 shares of common stock held by its iBudtender subsidiary, and direct commensurate resources to further consulting activities for completion of the software platform.

In October 2019, the board of directors approved a grant of 10,000 shares of the Company’s restricted common stock to a manager of PrestoDoctor.

The Company also approved a private placement memorandum (PPM) of up to 800,000 shares of restricted common stock at $0.40 per share for use in acquisition financing.