Form 10-K
period 2019-12-31
Cannabis Sativa, Inc.
filed 2020-05-14
CIK 1360442

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2019

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission File Number 000-53571

CANNABIS SATIVA, INC.

(Exact name of registrant as specified in charter)

NEVADA	20-1898270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 1602, Mesquite, NV	89024
(Address of principal executive offices)	(Zip Code)

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

The market value of the voting and non-voting common stock held by non-affiliates was $10,680,898. This amount was calculated based on 17,509,670 shares held by non-affiliates and the closing price on the OTCQB market on April 20, 2020 of $0.61 which approximates the average bid and ask prices of the common shares on that date.

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

As of April 20, 2020, there were 25,653,712 (including 419,475 net amount shares held in escrow that are not considered outstanding for financial reporting purposes) shares of the issuer’s common stock outstanding. On April 20, 2020, there were also 1,073,543 shares of preferred stock outstanding.

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

YEAR ENDED DECEMBER 31, 2019

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

Part I

Item 1.  Description of Business

Company Background

Cannabis Sativa, Inc., formerly named Ultra Sun Corporation, was incorporated under laws of Nevada in November 2005.  In 2019, we conducted our operations through our subsidiaries PrestoCorp, Inc. (“PrestoCorp”), a 51% owned Delaware corporation engaged in the telemedicine business, and iBudtender, Inc. (iBudtender”), a 50.1% owned Colorado corporation that is developing an application software program to provide information on the marijuana industry, products, and retailers. Early in 2020, we completed the acquisition of certain assets and established GK Manufacturing and Packaging, Inc., a California corporation that serves as a contract manufacturer of products containing hemp-based CBD. We also own 100% of the following subsidiaries: Wild Earth Naturals, Inc. (“Wild Earth”), a Nevada corporation, Eden Holdings LLC (“Eden”), a Virginia limited liability company, Kubby Patent and Licenses, Limited Liability Company (“KPAL”), a Texas limited liability company and Hi Brands International Inc. (“Hi Brands”), a Nevada corporation. Wild Earth, Eden, KPAL, and Hi Brands are currently inactive. Our business strategy is discussed below.

Our common stock is quoted for trading on the OTCQB Market under the symbol CBDS.

We currently maintain virtual principal executive offices with our staff and contractors located remotely and typically working out of their home offices. Our mailing address is P.O. Box 1602, Mesquite, Nevada 89024. Our telephone number is (702) 763-3123.

Business Strategy

Heading into 2020, we are focused on continuing to grow our business in three divisions, telemedicine, contract manufacturing, and brand development and marketing of products and services to the cannabidiol (“CBD”) and marijuana industries.

Telemedicine

PrestoCorp (“PrestoDoctor”), offers an online telemedicine platform providing customer access to knowledgeable physicians to obtain a medical marijuana recommendation. PrestoDoctor uses secure video conferencing technology (https://prestodoctor.com) to provide a safe and confidential forum for the Doctor patient interview in accordance with state regulations governing issuance of medical marijuana cards.  Appointments through PrestoDoctor's website generally take 10-15 minutes and can be scheduled and completed in the same day. This convenience eliminates the need for patients to travel to a clinic. More than 100,000 users have registered to consult with PrestoDoctor's 15+ licensed physicians across the United States. PrestoDoctor currently offers services in California, Nevada, New York, Missouri, and Oklahoma, and is actively targeting expansion into multiple additional states in the coming months.

Management is currently evaluating opportunities to expand the platform for medical marijuana evaluations into other states and is reviewing other telemedicine applications.  The COVID-19 pandemic has been a catalyst for expansion of telemedicine services across the United States, and our existing systems and infrastructure are well suited to providing other similar medical evaluations.  The continuing growth of wearable devices and remote monitoring capabilities are further evidence that telemedicine will continue to grow in the coming periods. Growth of the platform to take advantage of these opportunities will require capital for development of new features and capabilities necessary to provide a new service, expansion of personnel and expansion of our contracted physician pool. No assurances can be given that our efforts to expand into new areas and/or provide new services will be successful.

Contract Manufacturing

Early in 2020, we completed the acquisition of certain manufacturing equipment, licenses, and personnel to commence operations as a contract manufacturer of products containing hemp-based CBD.  Our 51% owned subsidiary, GK Manufacturing and Packaging, Inc. (“GKMP”) recently signed a lease for a 16,000 square foot facility in Anaheim, California, and is now setting up its manufacturing lines and is commencing operations out of the new facility in May.  Previously, GKMP operated out of a 2,400 square foot facility in nearby Placentia, California. The new facility will allow GKMP to attract new and higher volume customers for its contract manufacturing capabilities and is currently working with several larger customers to complete test runs that may lead to new contracts later this year.

Contract manufacturing is a competitive sector, particularly in the CBD and marijuana space. GKMP intends to differentiate its business model by providing significant product formulation capabilities and expertise, and by providing best in class customer service.  The on-site management team has experience in developing successful proprietary products and in working with customers to produce and package customer specified products that conform exactly to the customers’ expectations.

Capabilities include packaging design, printing, label design, product formulation, mixing, bottling, and logistics.  In response to the COVID-19 demand, the Company recently introduced a hand sanitizer product line and will begin offering it to customers immediately.  This product is expected to see strong demand until the coronavirus threat is mitigated.

Brand Development and Product Marketing

We have assembled a portfolio of brands, products, intangible assets, and expertise to allow research, development, acquisition and licensing of specialized cannabis and CBD related products, including cannabis and CBD formulas, edibles, topicals, strains, recipes and delivery systems.  We also are engaged in marketing and branding within the cannabis and CBD spaces, including our trademark pending "hi" brand and others. We hold a license for a proprietary cannabis lozenge delivery methodology, and a proprietary cannabis trauma cream formula.  We received a U.S. patent for a strain of cannabis plant named Ecuadorian Sativa (also referred to as CTS-A or CTA).  We also have U.S. patents pending on cannabis-based composition and methods of treating hypertension. In 2019, we were not able to focus on further development of these assets due to limitations on availability of capital and the need to devote our energies to growth in the telemedicine space and efforts to acquire contract manufacturing capabilities.

In 2020, we plan to begin to license our intellectual property, including patents, branding and know-how to companies licensed under, and in full compliance with, state regulations applicable to cannabis businesses. Descriptions of our brand portfolio follow:

Wild Earth Naturals, Inc. Wild Earth Naturals, Inc. is an herbal skin care products formulation and marketing company that targets the growing natural health care products market in the United States and abroad.  We intend to develop and manufacture high-quality, herbal based skin care products providing healthier choices to consumers.  We use specialized ingredient mixing processes to produce plant glycerite/mineral herbal blends and oil extractions, which we believe will be unique to the natural health products industry.  The ingredients for our products are selected to meet a number of criteria, including, but not limited to, safety, potency, purity, stability, bio-availability, and efficacy.  We plan to control the quality of our products beginning at the formulation stage and continuing through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling.

Hi Brands International Inc. On February 6, 2015, the Company formed Hi Brands International Inc., a Nevada Corporation and wholly owned subsidiary of the Company ("Hi Brands").  Hi Brands entered into a Purchase, Supply and Joint Venture Agreement (the "Agreement"), with Centuria Natural Foods, Inc. ("Centuria") to develop a supply of proprietary CBD (Cannabidiol) Rich Hemp Oil products, but the agreement was never implemented and no business was ever transacted. As a result, Hi Brands International, Inc. has been inactive for the last several years.  Although the Hi Brands business has been inactive, the Company believes that there is value in the name and that it may afford a sound outlet for the Company’s products as we build out our product portfolio and as we bring our contract manufacturing capabilities on-line in 2020.

In order to capitalize on the Hi Brands concept, the Company will require capital for a virtual storefront design, online web presence, virtual shopping cart and e-payment capabilities.  The concept may also be an attractive base for physical locations, which would then require capital for facilities, physical storefront and interior design, staffing, inventory, and marketing.  Until a suitable capital formation plan can be developed and funded, the Hi Brands concept is likely to remain inactive.

Patents and Intangible Assets. The Company holds a U.S. plant patent (PP 27,475) for a strain of cannabis plant named "Ecuadorian Sativa" (also known as CTS-A and CTA). The patent is assigned to our wholly owned subsidiary, Kubby Patent and Licenses Limited Liability Company.  The CTA strain has unique energizing and motivating properties rather than creating the lethargy, sleepiness and increased food consumption common from use of other cannabis plant products. The Company believes products derived from Ecuadorian Sativa may be particularly suited to members of the baby boom generation that want to experience the benefits of marijuana use without the incapacitating high common with more psychoactive strains.  The aging population has shown a willingness to use marijuana to address aches and pains caused by normal aging but may be unwilling to have their faculties significantly impaired in the process. The Company is currently evaluating Ecuadorian Sativa for further development and expects the evaluation to continue in 2020. The patented strain is also licensed on a non-exclusive basis to Kush, Inc., formerly a subsidiary of the Company that was spun out as a separate entity in 2017. The Company and Kush are working together on plans for further development of products utilizing the patented strain, but it is possible that Kush could become a competitor of ours at some point in the future.

The Company is also pursuing additional patents and proprietary formulations on cannabis-based compositions and methods of treating hypertension and lozenge delivery systems. These proprietary products will be added to the overall product portfolio and branding platform at an appropriate future date.

iBudtender. We have also been developing proprietary software, and an application (the “iBudtender App”) focused on sharing information between cannabis products, patients and businesses. iBudtender's software has been designed to help cannabis patients find cannabis products that are right for them via patient reviews, to provide nutritional information, directions, warnings and information on local availability, and to order products locally for pickup or delivery. The iBudtender business platform for dispensary owners, delivery services owners and manufacturers is designed to increase business as well as promote data sharing in an effort to help patients find the best and most effective products. The development of the iBudtender App in 2019 was slowed by limited availability of growth capital. We intend to monetize this technology through advertisements, business to business sales and additional technology offerings. With changes in the markets and the general downturn in the economy resulting from the COVID-19 pandemic, we are currently evaluating the course for further development of the iBudtender App.  While we believe there is still a need for the iBudtender App, as the marijuana market has matured, competition has intensified, and the window of opportunity may be narrowing. Further evaluation will take place in the second quarter of 2020 and a decision will be made then on further development of the iBudtender App.

Other Opportunities. In addition to licensing, branding and technology, we have the ability to offer, free of charge to patients, mainstream medical prescription discount cards, for which the Company will receive a small percentage on each prescription refill with the hi Benefits Discount Pharmacy Card. This concept has not been implemented and is likely to be a lower priority than the other opportunities mentioned above.

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

Vision

Our vision is to become a highly visible, diversified, international business promoting superior quality branded products and services and offering effective customer service, fair compensation, sound management and a great working environment. Over time, we plan to expand our branding, research and development, intellectual properties and licensing activities to reach markets worldwide covering telemedicine, education (through the iBudtender App or some other framework).  In order to achieve this vision, our goal is to develop and/or acquire manufacturing capabilities, intellectual property, and brands which will allow our licensees to provide innovative and effective medicinal cannabis products and cost-effective alternatives for customers seeking quality, affordable natural health products to aid in wellness and appearance.  In conducting our day-to-day operations, we will strive to:

• Treat all colleagues and co-workers with respect & fairness.

• Follow a philosophy that says, "Delivering quality and customer satisfaction is our business."

• Develop and enhance the skills of our associates with the intention of providing financially rewarding business opportunities.

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

Contract Manufacturing Services. Through GK Manufacturing and Packaging, Inc., we are beginning to provide contract manufacturing capabilities to a wide range of customers for a wide range of products for the hemp based-CBD market sector. We did not generate revenues from contract manufacturing in 2019 but expect this operating division to be revenue and cash flow positive in 2020.

Consumer Products. Through December 31, 2019, the products discussed below in this section are conceptual and have produced no significant revenues. In the remainder of 2020, we expect to begin production on some of these products using our contract manufacturing arm for manufacturing when feasible. Our goal for 2020 is to solidify the branding and product marketing programs for the

•Proprietary Cannabis Strain. The Company owns a patented cannabis sativa plant strain known as Ecuadorian Sativa or "CTA".  The Company intends to further research the CTA strain and to ultimately monetize this intellectual property through licensing agreements in conjunction with state medical marijuana laws as well as establish business relationships with scientific research organizations to develop agricultural biologic applications based upon specific plant strain research and development methodologies.

•Lozenges and Edibles. The Company owns intellectual property (recipes and process/methods) for use in medical marijuana edibles and lozenges.  The Company's proprietary lozenge offers rapid relief, unlike other edibles of which may take up to an hour or more to take effect. Based upon preliminary results, our lozenges generally take effect within a period of five to 15 minutes.  We believe the rapid acting characteristics of our lozenges will overcome a major issue with cannabis consumption, which has been the need to inhale cannabis in order to receive a rapid response.  In addition to the lozenges, we have other forms of edibles under development.

•Recover. Recover Deep Penetrating Healing Balm is a fast-acting anti-inflammatory pain reliever for sore muscles, joints, arthritic and back pain. Organic with hemp seed oil, menthol, capsicum, and black pepper.

•Trauma Cream. Developed for blended infusion of cannabinoids and THC; Arnica is a primary ingredient for its numbing effect.

•Face Garden.  An antioxidant, moisturizing cream for the face.  The ingredients in this formula include DMAE, Vitamins Ester C, B5, Oils of Evening Primrose and Borage Seed, which are believed to firm the skin and reduce puffiness and wrinkles, while restoring the skin to a natural glow and supple appearance. Hempseed, Neem, and Jojoba Oils are added to lock in moisture.

•Body Garden.  A moisturizing body lotion designed to relieve itchy dry skin and protect against sun damage.  The ingredients in this formula include Hempseed Oil, Green Tea, and Blue Green Algae. The organic herbs, essential oils, butters, and minerals used in "Body Garden" have been formulated to provide nutrition to the skin which we believe encourages the dermis to remain healthy or return to health.

•Lip Garden.  An emollient balm containing Vitamin E and Hemp Butter that we believe can assist with healing of the lips while keeping them supple and moist.

•Clothing and Merchandise. We offer Wild Earth Naturals and "hi" branded logo men's and women's fashion tee shirts and sweatshirts from American Apparel, as well as caps and coffee mugs through the Company's www.wildearthnaturals.com website.  However, as of the date of this filing the website is not operational.  We expect that it will be operational again later in 2020.

•Cut Cream. Through the acquisition and initiation of operations of GK Manufacturing and Packaging, we acquired a cut cream product formulation that has proven effective at healing the effects of bare knuckle fighting, boxing and MMA fighting.  We also recently retained Stitch Duran, a preeminent cut man with a world-wide reputation in the fight industry, to promote the product.

Objectives

Our current strategy is to continue to promote and grow the telemedicine business under our PrestoDoctor brand, while also focusing on the start-up and ramp up of operations in our contract manufacturing business.  We also intend to develop and acquire new patents when warranted, as well as developing or acquiring trade secrets, trademarks and other intellectual property that extends our reach in our targeted markets. In addition, we will seek new branding and licensing opportunities for our intellectual property, and we will seek strategic corporate and product acquisitions.

Marketing & Distribution

Market Conditions in the Cannabis Industry. Our target markets are located in states that have legalized the production and use of cannabis.  Eleven states plus the District of Columbia have approved measures to legalize cannabis for adult recreational use.  Thirty-three states, the District of Columbia and the territories of Guam and Puerto Rico have legalized the use of cannabis for medical use in some form. However, it may take multiple years for a state to establish regulations and for cannabis businesses to begin generating revenue from operations in a given state.

Non-Infused Products and Merchandise. We launched our www.wildearthnaturals.com website in August 2013, employing high quality graphic artists and designers. We intend to use social media, primarily Facebook, to drive traffic to our websites.  Our online stores at www.wildearthnaturals.com are not producing revenue at this time, but the website is active and ready to process sales orders once the Company rolls out the brand development and product marketing plan for our consumer products lines.

During 2020, we plan to utilize direct business to business sales, internet advertising, social media market, and trade show participation to generate sales leads, orders and to entry into leading retailers and wholesalers throughout the U.S.  No assurances can be given that we will be successful in such efforts.

Infused Products. For cannabis infused products, we are developing our customer base through licensing agreements with third parties who are compliant with state cannabis laws in the states in which they conduct business.

We plan to build brand awareness by utilizing a mix of social media, trade shows, education efforts, and direct marketing to targeted businesses.

Geographic Presence. We plan to build brand awareness for our products in states where medical cannabis is legal, and to sell non-infused products throughout the United States.

Competition

Cannabis Industry. While we do not sell cannabis, we expect to license our intellectual property to others in the future to businesses that will sell cannabis in states where medicinal cannabis is legal.  Therefore, we look to the participants in the medical cannabis market for information on competition, as such competition will have an effect on our ability to license our branding and other intellectual property.

We believe the competition in the cannabis market will include numerous cannabis product companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories – with companies taking a state by state approach.  We believe that competition is principally based upon price, quality, efficacy of products, branding, marketing, customer service, and trade support.  We anticipate that large pharmaceutical companies will eventually begin to more aggressively compete in the cannabis product market. These companies and certain larger entities may have broader product lines and/or larger sales volumes than companies such as ours our those of our licensees.  Larger entities entering this market may have significantly greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. We anticipate that many of the larger competitors will be able to compete more effectively due to a greater extent of vertical integration. The entry of larger competitors could have a material adverse effect on our results of operations and financial condition.

Skin Care. Our competition includes numerous skin care companies that are highly fragmented in terms of geographic market coverage, distribution channels, and product categories. In addition, large pharmaceutical companies compete with us in the skin care market.  These companies and certain large entities have broader product lines and larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Among our more prominent competitors are: Earthly Body, Burt's Bees, Melaleuca and Clarins, all of which have substantially longer track records and greater financial resources and operating efficiencies than do we. As a company with limited capital resources, we believe we will be at a competitive disadvantage until such time as we develop a broad portfolio of products that are known and accepted in the industry and we are able to demonstrate a history of financial stability. There can be no assurance that we will be able to compete effectively in the market.

Technology. The competition against our information technology platform iBudtender.com and the iBudtender App, both of which we hope to release in 2020, include companies such as Weedmaps, Leafly, MassRoots, and Leafstrain.  Competition in the information technology market for cannabis is growing rapidly and many of our competitors have more experience and greater financial resources than do we. As a company with limited capital resources, we may be at a competitive disadvantage in a rapidly changing information technology market.

Raw Materials and Suppliers

Our products are produced using ingredients that we believe to be readily available from several sources. We purchase our raw materials from a number of different vendors. Our apparel and merchandise are procured through Printful.com. While we expect the raw materials we use to be readily available in normal times, the current COVID-19 pandemic has disrupted elements of the supply chain and we cannot determine the effect such disruptions may have on the availability of raw materials in future periods.

Intellectual Property

We hold certain intellectual property (the "IP") consisting of recipes and process/methods to maximize the cannabinoid concentrations to be used to make a medical marijuana ("MMJ") edible or to make a MMJ lozenge.  We also hold rights to a proprietary recipe and process/method to maximize the cannabinoid concentrations to be used to make a salve/ointment containing CBD and Arnica Montana.

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

Effect of Existing or Probable Governmental Regulations on the Business

Currently, our products consist of a telemedicine service and we are establishing contract manufacturing capabilities for products containing Hemp-based CBD.  We do not, at this time cultivate, process or sell products derived from cannabis plants or products containing THC.  We do hold patents and intellectual property relating to cannabis and cannabis derived products, and our business plan envisions that we may seek to begin selling cannabis or cannabis derived products at some point in the future.  Accordingly, while the following discussion on governmental regulation is not directly applicable to the Company today, we may become subject to these regulations in the near future.

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

In addition to cannabis related regulations, our skincare and nutraceutical products are subject to a number of federal, state and local laws, rules and regulations.  We are required to manufacture our products in accordance with the Good Manufacturing Practices guidelines and we are also subject to regulations relating to employee safety, working conditions, protection of the environment, and other items.  Changes in such laws, rules and regulations or the recall of any product by a regulatory authority, could have a material adverse effect on our business and financial condition.

Justice Department Memo on Marijuana Enforcement

Because of the inconsistencies in federal and state law, on January 4, 2018, the Department of Justice (DOJ) issued a memo on federal marijuana enforcement policy announcing what it deemed to be a return to the rule of law and the rescission of previous guidance documents, including the so called Cole Memorandum. Since the passage of the Controlled Substances Act in 1970, Congress has generally prohibited the cultivation, distribution, and possession of marijuana.  In the memorandum, Attorney General Jeff Sessions directs all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. The DOJ asserts this return to the rule of law is also a return of trust and local control to federal prosecutors who know where and how to deploy Justice Department resources most effectively to reduce violent crime, stem the tide of the drug crisis, and dismantle criminal gangs.

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

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in the United States and Worldwide.  As of March 31, 2020, the disruption did not materially impact the Company’s financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to reduced demand could be significantly greater in future periods than in the first quarter.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including our ability to operate our facilities. As of March 31, 2020, there were no material adverse impacts to the Registrants’ operations due to COVID-19.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets, equity method investments and goodwill. Management evaluated these impairment considerations and determined that no such impairments occurred as of December 31, 2019 and through March 31, 2020.

Research and Development

We plan to conduct research, develop products and engage in development activities with an initial focus on the following:

•Consider and research telemedicine platforms and expansion opportunities that can supplement or enhance the PrestoDoctor platform and business operations;

•Identify and research Hemp derived CBD oils and related products to determine quality, availability, and efficacy in order to formulate and manufacture new CBD products;

•Identify and research new strains of cannabis and combinations of cannabis and cannabinoid nutrients that may be candidates for new products;

•Identify and research products, including intellectual property, that will benefit enhance or benefit the cannabis industry, from cultivation to consumers;

•Introduce new herbal ingredients for use in supplements;

•Study the metabolic activities of existing and newly identified ingredients;

•Enhance existing products, as new discoveries in cannabis are made;

•Formulate products to meet diverse regulatory requirements across all of its markets;

•Investigate processes for improving the production of its formulated products; and

•Investigate activities of natural extracts and formulated products in laboratory and clinical settings.

It is through our internal research and development efforts and our relationships with outside research organizations and health care providers that we believe we will be able to develop high quality products. We plan for our research and development activities to include developing products that are new to the industry, updating existing formulas to keep them current with the latest science, and adapting existing formulas to meet ever-changing regulations in new and existing domestic markets.  We will select our ingredients to meet a number of criteria, including, but not limited to, safety, potency, purity, stability, bioavailability, and efficacy. We will require our licensees and vendors to control the quality of our products beginning at the formulation stage and maintain quality control through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling.  Going forward, we intend to increase our spending and resources for research and development.

Environmental Laws

We have no known costs, and none are anticipated, from environmental laws, rules and regulations.

Number of Total Employees and Number of Full Time Employees

As of April 20, 2020, we have no employees in Cannabis Sativa, Inc. During the year ended December 31, 2019, the Company had independent contractor arrangements with five officers and directors, and eleven outside service providers.  PrestoCorp has five employees, including two officers of PrestoCorp, and GK Manufacturing and Packaging, Inc. has seven employees, including two officers of GK.  Our employees are not represented by unions and we consider our relationship with our employees to be good. The Company also has relationships with several independent contractors who provide services to the Company on a regular and on-going basis.

Facilities

During all of 2019, we operated out of leased office and warehouse facilities located at 1646 W. Pioneer Blvd., Suite 120, Mesquite, Nevada.  The leased space comprised a total of approximately 900 square feet.  The original lease expired, and we renewed on a month to month basis in September of 2019. We terminated the lease in February of 2020 and are currently operating our business virtually from the offices of our Officers and Directors.

Our subsidiary PrestoDoctor leases an office in New York on a month-to-month basis for $2,444 per month. Our subsidiary GK Manufacturing and Packaging Inc. operates out of a 16,000 square foot facility in Anaheim, California.  The monthly lease for the office, manufacturing and warehouse space in Anaheim is $9,000 per month plus triple net charges of $2,120 per month or $11,120 per month total. The Anaheim lease term runs from April 1, 2020, through March 31, 2021.

Item 1A.  Risk Factors

Not required. However, the Company filed an 8-K on March 30, 2020 to take advantage of an extension of time to file its annual report on Form 10-K for the year ended December 31, 2019 due to the COVID-19 pandemic.  As a condition of the extension of time to file the annual report, the Company agreed to include the following Risk Factor in this Report.

The occurrence of the COVID-19 pandemic may negatively affect our operations depending on the severity and longevity of the pandemic.

The COVID-19 pandemic is currently impacting countries, communities, supply chains, and markets. The global financial markets have also been severely impacted. The response to the pandemic has so far been focused on social distancing, travel bans, and quarantines in an effort to slow the spread of the disease. This may limit or restrict access to customers, facilities, inventory supplies, personnel, and advisors.  Government agencies and regulatory bodies are also impacted. All of these impacts are being felt by the Company now and they may have a significant and lasting effect on our businesses and on our efforts to expand our business through acquisitions and similar transactions. The impacts may also affect our ability to comply with regulatory requirements, including making timely filings with the Securities and Exchange Commission. Depending on the longevity and severity of the COVID-19 pandemic, our business, customers, and shareholders may experience significant negative impacts.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted on the OTCQB by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “CBDS”.  Set forth below are the high and low closing bid prices for our common stock for each quarter of 2018 and 2019.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Period	High	Low
January 1, 2018 through March 31, 2018	$9.74	$3.84
April 1, 2018 through June 30, 2018	$5.29	$3.00
July 1, 2018 through September 30, 2018	$8.50	$1.92
October 1, 2018 through December 31, 2018	$5.89	$2.60
January 1, 2019 through March 31, 2019	$4.50	$2.41
April 1, 2019 through June 30, 2019	$2.98	$1.35
July 1, 2019 through September 30, 2019	$2.21	$0.85
October 1, 2019 through December 31, 2019	$1.20	$0.45

On April 20, 2020, the stock closed at $0.61.

Holders of Record

On April 20, 2020, there were 67 holders of record of our common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

No Dividends

No dividends have ever been paid on our securities, and we have no current plans to pay dividends in the foreseeable future.

Equity Compensation Plan

During 2017, the Company adopted the Cannabis Sativa, Inc. 2017 Stock Plan which authorizes the board of directors to issue up an aggregate of 3,000,000 shares of common stock to allow the Company to compensate employees and consultants from time to time by issuing them shares of Company common stock in return for services provided to the Company rather than paying for the services in cash thereby depleting the cash assets of the Company.  Under the plan there were no set issuances of stock to which any party is entitled.  Distributions are only allowed pursuant to the discretion of the board of directors if and when it is in the best interest of the Company to make any distribution. As of April 20, 2020, the Company had issued 2,045,280 shares under the 2017 Stock Plan, leaving 954,720 shares available for future issuance under the Plan.

Transfer Agent

Colonial Stock Transfer Co., Inc., 66 Exchange Place, Suite 100, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, the Company issued 125,000 shares of restricted common stock for private investment of $50,000. The Company also issued 262,405 shares of preferred stock to one of our officers for compensation and 852,998 shares of common stock to various officers and consultants for compensation. Aggregate compensation paid in stock and for stock payable for officers, directors and consultants totaled $1,813,639 for the year. The Company also had stock payable for compensation at year end totaling $640,685. This amount was paid through issuance of shares in the quarter ended March 31, 2020.

During the year ended December 31, 2018, the Company issued 27,426 shares of preferred stock to one of our officers and 714,557 shares of common stock to various officers and consultants. Aggregate compensation paid in stock and for stock payable for officers, directors and consultants totaled $2,818,663 for the year. The Company also had stock payable for compensation at year end totaling $532,146. This amount was paid through issuance of shares in the quarter ended March 31, 2019.

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

Results of Operations

Fiscal year ended December 31, 2019 compared with fiscal year ended December 31, 2018

Revenue for the fiscal years ended December 31, 2019 and 2018 were $1,159,737 and $505,705, respectively. Cost of revenues for the fiscal years ended December 31, 2019 and 2018 were $462,940 and $209,871, respectively. Gross profit for the fiscal years ended December 31, 2019 and 2018 were $696,797 and $295,834, respectively.  The increases for 2019 are a result of the improved business operations of PrestoCorp, our 51% owned subsidiary. Telemedicine is a growth area, especially now with the COVID-19 pandemic, and this growth drove revenues higher in 2019.

Net loss for the fiscal year ended December 31, 2019 was $4,006,713 compared to net loss of $4,909,769 for the fiscal year ended December 31, 2018.  The decrease in the net loss resulted primarily from a significant reduction in professional fees to $547,284 in 2019, compared to $1,304,735 in 2018 and a decrease in general and administrative expenses to $1,427,402 in 2019 compared to $1,965,767 in 2018. These decreases were partially offset by an increase in wages and salaries to $393,310 in 2019 compared to $226,029 in 2018 and an increase in advertising to $195,879 in 2019 compared to $104,018 in 2018. Depreciation and amortization was essentially unchanged on a year over year basis. In 2019, we reduced our reliance on outside professionals and focused primarily on building our PrestoCorp subsidiary while looking for other acquisition candidates to expand our base business.  As noted in the description of our business, in 2019 we negotiated the acquisition of certain production equipment and in February 2020, we closed on the acquisition and established a new operating subsidiary to engage in contract manufacturing of products containing hemp based CBD.

Total operating expenses were $4,501,902 for the year ended December 31, 2019 compared to $5,336,005 for the fiscal year ended December 31, 2018.  The bulk of the operating expenses for both years were paid using the Company’s common stock and therefore required minimal cash. During 2019 and 2018, the Company impaired its goodwill and intangible assets an aggregate of $1,376,593 and $1,173,000, respectively. Impairment expense is also a non-cash item. Despite the large net loss amounts for both years, because of non-cash transactions, the Company had positive net cash provided by operations in 2019 of $94,648, compared to net cash used in operating activities of $689,876 for 2018.

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

Total operating expenses were $5,336,005 for the fiscal year ended December 31, 2018 and $8,010,622 for the fiscal year ended December 31, 2017.  The bulk of the expenses for both years were paid using the Company’s common stock and therefore required no cash.  In 2018, consulting and legal services were incurred in the amount of $2,186,796.  In 2017, the large non-cash transaction was also stock issued for services in the amount of $4,729,452.  During 2018 and 2017, the Company impaired its goodwill and intangible assets an aggregate of $1,173,000 and $980,944, respectively. Despite the large net loss amounts for both years, because of non-cash transactions, the net cash used in operating activities was $689,876 for 2018 and $964,661 for 2017. Also, during the year ended December 31, 2018, 332,447 shares were returned due to cancellation of a service contract that was originated in 2017.  The value of the shares returned was approximately $991,000 which was recorded as a reduction of the professional fees incurred since the inception of the contract.

Liquidity and Capital Resources

As stated above, our operations generated $94,648 in cash for the year ended December 31, 2019. During the same year, financing activities provided cash of $141,882, consisting of proceeds from sales of restricted stock in the amount of $50,000 and from proceeds from related parties in the amount of $91,882. We ended 2019 with $336,107 in cash on hand.

In the year ended December 31, 2018, our operations used $689,876 in cash. During the same year, financing activities provided cash of $665,295. Cash required during 2018 came from cash proceeds from sales of restricted stock and warrant exercises in the amount of $361,750 and from proceeds from related parties in the amount of $303,545. We ended 2018 with $151,946 in cash on hand.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses of $3,936,386 and $4,128,346, respectively, for the years ended December 31, 2019 and 2018 and had an accumulated deficit of $74,855,147 as of December 31, 2019.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

As of April 20, 2020, the Company had cash on hand of approximately $134,000.  As a result, the Company has does not have sufficient liquidity to meet the immediate needs of our current operations.  Cash represents cash deposits held at financial institutions. Cash is held at major financial institutions and insured by the Federal Deposit Insurance Corporation (FDIC) up to federal insurance limits.

Off Balance Sheet Arrangements

None

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.  The Company is a “smaller reporting company.”

Item 8.  Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, December 31, 2019 and 2018

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets, December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity from January 1, 2018 through

  December 31, 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounts and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision of and with the participation of our CEO and our CFO and with the oversight of the Board of Directors, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 Framework”).

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified material weaknesses in our internal controls over equity issuances as compensation for services, period end cut-off for recording payables, and communications between accounting personnel and management concerning related party and inter-company transactions.

Based on our evaluation under the framework described above, our management concluded that, due to the material weakness, our internal control over financial reporting was not effective as of December 31, 2019 in accordance with Item 308(a)(3) of Regulation S-K.

Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements included in this annual report on Form 10-K fairly present in all material respects the Company’s financial position, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

Remedial Actions

Management is committed to maintaining a strong internal control environment. We plan to address the material weaknesses identified by adding additional accounting personnel and functions, and by designing additional controls over the documentation and application of technical accounting guidance to our business. We are also reviewing our period end cut-off procedures and reconciliation procedures to strengthen our controls in these areas, and we are focused on improving our communications to deliver information where and when needed.

Management believes that the remediation efforts to be undertaken will effectively address the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you, however, when we will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions.

Changes in Internal Controls

Other than the identification and assessment of the material weaknesses described above, there was no change in our internal control over financial reporting during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Incumbency	Positions Held
Catherine Carroll	79	2014	Treasurer, Director
Brad E. Herr	65	2020	CFO, Director
Trevor Reed	56	2016	Director
Robert N. Tankson III	33	2020	Director
David Tobias	69	2014	CEO, Secretary and Director

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

Catherine Carroll.  Ms. Carroll has been self-employed since 1984. Ms. Carroll brings an extensive background in accounting, tax preparation, IRS audits, and tax appeals to the company. The Board believes that her insights gained from teaching basic tax preparation classes for 15 years, being an expert witness in tax court; along with her “Life Time Limited Services” teacher’s credential in accounting at Delta College in Stockton, CA for 6 years brings the company a valuable perspective.  Ms. Carroll had been serving as the CFO, Director and as the Treasurer of the Company since July of 2013.  Effective January 30, 2017, she no longer serves as the Company’s CFO and will focus her efforts on her positions as Treasurer and Director and keeping the books of the Company.

Trevor Reed. Mr. Reed has experience as a contractor, builder and cannabis producer. Mr. Reed started his first company 1989, a hardwood flooring company in Santa Fe, New Mexico. That experience led 15-year career as a custom builder of spec homes in New Mexico. Mr. Reed also engaged in small scale land development and commercial construction in New Mexico.  In 2008, Trevor moved to Bend, Oregon to be closer to family. During his time in Oregon, Mr. Reed began to learn about the cannabis business and started growing cannabis.  Mr. Reed then returned to New Mexico where he became one of the twenty-five licensed producers of cannabis in the State of New Mexico.  Mr. Reed’s curiosity and tenacity have led him to be the number one cannabis producer in the State of New Mexico for three years in a row. Mr. Reed has also consulted with State regulatory authorities regarding the development of their state cannabis programs. Under Mr. Reed’s direction Natural Rx in New Mexico was the first dispensary to become a United Food and Commercial Workers International Union (UFCW) cannabis division member company in 2014. In 2015, Mr. Reed (with partners) established several cannabis dispensaries and cannabis farms in the State of Oregon.

Brad Herr. Mr. Herr is a Principal of Nexit Opportunities LLC, a financial consulting firm, and also serves as CFO for MJ Harvest, Inc., a publicly traded company providing agricultural and horticultural tools and supplies to the marijuana and hemp industries. Brad graduated from the University of Montana with a Bachelor of Science Degree in Business Accounting in 1977 and a Juris Doctorate in 1983. In 2005, Mr. Herr received an MBA from Gonzaga University.

Brad practiced law for 13 years focusing primarily on business representation and securities law.  In 1996, Brad left the practice of law to pursue a career in business.  Brad participated as legal counsel or principal in private and public offerings raising more than $75 million over his career.

Brad has served in a number of increasingly responsible management positions over his career.  Brad was Director of Finance, Vice-President of Business Development and later President of AC Data Systems, Inc., in Post Falls, Idaho.  AC Data is a privately held manufacturing business engaged in the design, manufacture and sale of surge suppression products marketed primarily to the telecommunications industry.  In 2006, Brad left AC Data to join Command Center, Inc., a publicly traded temporary labor business as Chief Financial Officer.  Command Center operated 80 offices in 20 states with annual revenues of nearly $100 million.  In 2009, Brad joined Echelon LLC as Chief Financial Officer and was promoted to President of Echelon in May of 2010. Echelon was a tribal entity operated under the auspices of the Coeur d’Alene Tribe in Northern Idaho.  Echelon manufactured fuel tanks for the US Government and designed and manufactured a line of portable and expandable shipping containers to serve as military facilities including laboratories, field hospitals, and data centers. In 2010, Brad joined Spur Industries, a metals manufacturing firm with a proprietary bonding system for dissimilar metals.

Brad brings a diverse business development, accounting and legal background to his current positions.

Robert Tankson. Mr. Tankson worked for Google from 2011 through 2012.  After leaving Google in 2012, to pursue his passion for business finance and technology, Rob saw an opportunity in the cannabis space to develop a telemedicine platform. This led to the cofounding of PrestoCorp. The PrestoCorp platform, known as PrestoDoctor, is an online medical cannabis evaluation service that connects patients with cannabis friendly doctors in California, Nevada, New York, Oklahoma and Missouri, with more states in the pipeline. As an executive of PrestoCrop, Rob directed the search for a business partner and ultimately the acquisition of 51% of PrestoCorp by Cannabis Sativa, Inc., in August 2017.  Rob continues as an executive of PrestoCorp and is now helping to direct the rapid expansion of the PrestoDoctor platform in the rapidly changing world during and after the Covid-19 pandemic.

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

Mr. Herr’s experience as an attorney and CPA along with his extensive experience advising boards of directors of public and private companies will assist the board in evaluating opportunities, following best corporate governance practices, and providing oversight to the officers of the company and its subsidiaries as they execute the strategic business plan.

Mr. Tankson’s experience in the telemedicine space and his position as an executive of PrestoCorp will provide the Board with insights into the company’s attempts to grow the telemedicine business as telemedicine becomes an ever more important aspect of life after the COVID-19 pandemic abates.

Family Relationships

There are no family relationships between any of our officers and directors.

Term of Office

The term of office of each director is one year and until his or her successor is elected at the annual stockholders' meeting and is qualified, subject to removal by the stockholders.  The term of office for each officer is for one year and until his or her successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.  David Tobias was appointed President of the Company on March 29, 2016, and CEO of the Company on January 9, 2019. Cathy Carroll joined the Board in 2013 and also serves as Treasurer of the Company. Trevor Reed joined the Board in 2017.  Brad E. Herr was appointed CFO and Director on January 2, 2020. Robert Tankson joined the Board on January 31, 2020.

Directors during 2019 also included Stephen Downing and Deborah Goldsberry, both of whom resigned during the year.

Board of Directors

Our board of directors consists of five persons. One director, Trevor Reed, is "independent" within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace.  The four that are not independent are officers of the Company or a subsidiary.

Our board of directors designated an audit committee to be comprised of two independent directors. At this time, the Company only has one independent director, Trevor Reed. The board also does not have an independent "financial expert" to serve on the audit committee. As a result, the Company is not able to designate an audit committee and the function of the audit committee is currently being performed by the entire Board.

The board of directors has designated a compensation committee comprised of two independent directors.  At this time, the Company only has one independent director, Trevor Reed. As a result, the Company is not able to designate a compensation committee and the function of the compensation committee is currently being performed by the entire Board.

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

Director Meetings

Generally, the Company’s Board of Directors meetings were every two weeks during 2018 and 2019.  At almost every meeting every director was in attendance. In 2020, meetings will be held at least once per month and more often if needed. Actions may also be taken without formal meeting by consent signed by each of the directors.

Communications with Directors

Stockholders may communicate with the Board of Directors by sending written communications addressed to the Board of Directors, or any individual director, to: Cannabis Sativa, Inc., Attention: Corporate Secretary, PO Box 1602, Mesquite, NV 89024.  All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate.  In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

Code of Ethics

We have not adopted a Code of Ethics that applies to our executive officers, including our principal executive, financial and accounting officers.  We do not believe the adoption of a code of ethics at this time would provide any meaningful additional protection to the Company because we have only four executive officers and our business operations are not complex.

During the past ten years none of our directors, executive officers, promoters, or control persons was:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports furnished to us, we believe that one of our directors needs to file a Form 3.

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and principal financial officer in all capacities for the fiscal years ended December 31, 2019 and 2018.  No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000 other than Mr. Gravel, Mr. Tobias, Ms. Carroll, and Mr. Lundbom as set forth in the table.

Summary Compensation Table

Name and Position	Year	Salary ($)	Stock Awards	Total ($)
	2018	$--	$152,564	$152,564
Mike Gravel, CEO (1)	2019	$--	$ --	$ --
	2018	$--	$273,076	$273,076
David Tobias, President and Secretary	2019	$--	$428,572	$428,572
	2018	$--	$111,111	$111,111
Catherine Carroll, CFO and Treasurer (2)	2019	$--	$111,112	$111,112
	2018	$--	$344,337	$344,337
Donald J. Lundbom, CFO, CAO (3)	2019	$--	$343,332	$343,332

1.Mr. Gravel resigned his position as Chief Executive Officer on December 31, 2018.

2.Catherine Carroll serves as Treasurer and Director of the Company and also keep the books of the Company.

3.Mr. Lundbom served as Chief Financial Officer and Chief Accounting Officer through December 31, 2019. Mr. Lundbom resigned his positions effective December 31, 2019.

We do not have any retirement, pension or profit-sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

Our directors are issued shares of common stock quarterly for their service on the board of directors.  During 2018 and 2019, the Directors were paid $10,000 and the Chairman was paid $12,500 each quarter, payable in shares of common stock of the Company. On January 1, 2020, the compensation for directors, including the Chairman of the Board, was changed to $5,000 of shares quarterly.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 20, 2020, the number of shares of our common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of our issued and outstanding shares of common stock, and by each of our officers and directors, and by all officers and directors as a group.  On such date, there were 24,710,631 shares of our common stock issued and outstanding.  As of such date, we had 1,254,012 shares of preferred stock issued and outstanding that are convertible into shares of common stock on a share for share basis. For purposes of the ownership table, the Preferred Shares are considered equivalent to the Common Shares are included on an “as if” converted basis.  Total shares outstanding at April 20, 2020 on an “as if” converted basis would be 26,727,255. Share references in the Table use “C” for Common and “P” for Preferred.

Unless indicated otherwise, the address for any shareholder is the same as the address of the Registrant.

SHARE OWNERSHIP

Name and Address of Beneficial Owner	Amount of Direct Ownership		Amount of Indirect Ownership		Total Beneficial Ownership	Percentage
Principal Stockholders	Common	Preferred	Common	Preferred
Sadia Barrameda (1)	661,046	-	2,760,771	151,884	3,573,701	13.4%
New Compendium Corp. (2)	2,760,771	151,884	661,046	-	3,573,701	13.4%
David Tobias	3,431,837	785,320	-	-	4,217,157	15.8%

Officers and Directors
David Tobias	3,431,837	785,320	-	-	4,217,157	15.8%
Catherine Carroll	458,246	-	-	-	458,246	1.7%
Brad E. Herr	248,695	-	-	-	248,695	0.9%
Trevor Reed	105,172	-	-	-	105,172	0.4%
Robert Tankson	181,451	-	-	-	181,451	0.7%
Deborah Goldsberry	7,770	-	-	-	7,770	*
Mike Gravel	23,148	-	-	-	23,148	0.1%
Donald J. Lundbom	402,245	-	-	-	402,245	1.5%
All Officers and Directors as a Group	4,858,564	785,320	-	-	5,643,884	21.1%

(1) Ms. Barrameda is deemed to be the beneficial owner of the 2,760,771 Common shares and 151,884 Preferred shares owned by New Compendium Corporation as a result of her status as an officer, director and significant shareholder of New Compendium. Ms. Barrameda’s address is P.O. Box 1363, Discovery Bay, CA 94505.

(2) New Compendium Corp. is deemed the beneficial owner of 661,046 Common shares owned by Sadia Barrameda. Ms. Barrameda is an affiliate of New Compendium Corp. New Comendium’s address is P.O. Box 1363, Discovery Bay, CA 94505.

(3) Ms. Goldsberry, Mr. Gravel and Mr. Lundblom resigned between December 31, 2018 and December 31, 2019 and are no longer officers or directors of the Company.

* Less than 1%.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2019 the Company received additional short-term advances from related parties and officers of the Company to cover operating expenses.  As of December 31, 2019, net advances to the Company were $1,018,520.  The Company has imputed interest on these sums at rates between 5% and 8% per annum and has recorded interest expense related to these balances in the amount of $49,608 during 2019.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company.  If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

Item 14.  Principal Accounting Fees and Services

The following table presents aggregate fees that were billed or expected to be billed for the fiscal years ended December 31, 2019, and 2018, for professional services rendered by Decoria Maichel & Teague, P.S. and Hall & Company, Inc.

	Hall &Co 2018	Decoria Maichel & Teague, P.S. 2019
Audit Fees	$ 73,500	$ 61,000
Audit-Related Fees	$ 10,000	-
Tax Fees	-	-
Other Fees	-	-
Total	$ 83,500	$ 61,000

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

It is the policy of the Company for all work performed by our principal accountant to be approved in advance by our audit committee. Currently the audit committee does not have the requisite number of independent Board Members.  Accordingly, the functions of the audit committee are now being performed by the Full Board. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

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

* The exhibits and schedules to the Agreement and Plan of Reorganization are not included in the foregoing exhibit.  The Registrant undertakes to furnish the Commission with supplemental copies of any omitted items on request.

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

Cannabis Sativa, Inc.
(Registrant)

Dated: May 14, 2020	By: /s/ David Tobias
David Tobias
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Tobias
Dated: May 14, 2020	David Tobias
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Brad E. Herr
Dated: May 14, 2020	Brad E. Herr
Chief Financial Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Catherine Carroll
Dated: May 14, 2020	Catherine Carroll
Director

/s/ Trevor Reed
Dated: May 14, 2020	Trevor Reed
Director

/s/ Robert N. Tankson III
Dated: May 14, 2020	Robert N. Tankson III
Director

CANNABIS SATIVA, INC.

Contents

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	FS - 2

FINANCIAL STATEMENTS:

Consolidated balance sheets	FS - 4

Consolidated statements of operations	FS - 5

Consolidated statements of changes in stockholders’ equity	FS - 6

Consolidated statements of cash flows	FS - 7

Notes to consolidated financial statements	FS - 8 through FS - 20

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of Cannabis Sativa, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cannabis Sativa, Inc. the "Company") as of December 31, 2019, the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has negative working capital and accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/DeCoria, Maichel & Teague, P.S./

We have served as the Company's independent auditor since 2019.

Spokane, Washington

May 14, 2020

HALL&COMPANY Certified Public Accountants, Inc.

111 PACIFICA, SUITE 300

IRVINE, CA 92618

(949) 910-HALL (4255)

FAX (949) 910-4256

WWW.HALLCPAS.COM

TAX, FINANCIAL AND MANAGEMENT CONSULTING SERVICES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cannabis Sativa, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cannabis Sativa, Inc. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/Hall & Company

We have served as the Company’s auditor since 2017

Irvine, CA

April 1, 2019

.

CANNABIS SATIVA, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2019	2018

ASSETS
Current Assets
Cash	$ 336,107	$ 151,946
Accounts receivable, net	4,551	10,646
Prepaid consulting and other current assets	3,999	29,853
Advance for acquisition	50,000	—
Inventories	—	5,714

Total Current Assets	394,657	198,159

Investment, at fair value	48,000	200,000
Property and equipment, net	6,440	6,548
Intangible assets, net	695,218	2,294,101
Goodwill	1,837,202	2,173,869

Total Assets	$ 2,981,517	$ 4,872,677

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 161,558	$ 110,065
Due to related parties	1,018,520	926,638

Total Current Liabilities	1,180,078	1,036,703

Long-Term Liabilities
Stock payable	640,685	532,146

Total Liabilities	1,820,763	1,568,849

Commitments and contingencies (Notes 6 and 8)

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized;
1,021,849 and 759,444 issued and outstanding, respectively	1,021	759
Common stock $0.001 par value; 45,000,000 shares authorized;
22,224,199 and 21,316,201 shares issued and outstanding, respectively	22,226	21,318
Additional paid-in capital	74,834,032	72,971,563
Accumulated deficit	(74,855,147)	(70,918,761)

Total Cannabis Sativa, Inc. Stockholders' Equity	2,132	2,074,879

Non-Controlling Interests	1,158,622	1,228,949

Total Stockholders' Equity	1,160,754	3,303,828

Total Liabilities and Stockholders' Equity	$ 2,981,517	$ 4,872,677

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2019	2018

Revenues	$ 1,159,737	$ 505,705

Cost of Revenues	462,940	209,871

Gross Profit	696,797	295,834

Operating Expenses
Impairment of intangibles	1,039,926	—
Impairment of PrestoCorp goodwill	—	1,173,000
Impairment of iBudtender goodwill	336,667	—
Professional fees	547,284	1,304,735
Depreciation and amortization	561,434	562,456
Wages and salaries	393,310	226,029
Advertising	195,879	104,018
General and administrative	1,427,402	1,965,767

Total Operating Expenses	4,501,902	5,336,005

Loss from Operations	(3,805,105)	(5,040,171)

Other (Income) and Expenses
Realized gain on settlement of digital currency	—	(200,000)
Impairment of digital currency	—	30,169
Unrealized loss on investment	152,000	—
Interest expense	49,608	39,429

Total Other (Income) Expenses, Net	201,608	(130,402)

Loss Before Income Taxes	(4,006,713)	(4,909,769)

Income Taxes	—	—

Net Loss	(4,006,713)	(4,909,769)
Loss attributable to non-controlling interest - iBudTender	(72,312)	(31,426)
Gain (loss) attributable to non-controlling interest - PrestoCorp	1,985	(749,997)

Net Loss Attributable To Cannabis Sativa, Inc.	$ (3,936,386)	$ (4,128,346)

Net Loss per Common Share:
Basic & Diluted	$ (0.18)	$ (0.20)

Weighted Average Common Shares Outstanding:
Basic & Diluted	21,664,986	21,016,230

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

							Non-controlling Interest - Prestocorp	Non-controlling Interest - iBudTender
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit			Total
	Shares	Amount	Shares	Amount

Balance - January 1, 2018	732,018	$ 732	20,803,216	$ 20,804	$ 70,782,434	$ (66,790,415)	$ 1,856,386	$ 154,880	$ 6,024,821

Write off of KPAL investment	—	—	—	—	—	—	(894)	—	(894)
Cancellation of performance based shares	—	—	(50,000)	(50)	—	—	—	—	(50)
Cash purchases for exercise of stock warrants	—	—	180,875	181	361,569	—	—	—	361,750
Return of shares previously issued for services	—	—	(332,447)	(332)	(990,360)	—	—	—	(990,692)
Shares issued for services	27,426	27	557,837	558	2,082,501	—	—	—	2,083,086
Shares issued for stock payable	—	—	156,720	158	735,419	—	—	—	735,577
Net Loss	—	—	—	—	—	(4,128,346)	(749,997)	(31,426)	(4,909,769)

Balance - December 31, 2018	759,444	759	21,316,201	21,318	72,971,563	(70,918,761)	1,105,495	123,454	3,303,828

Cash purchases of shares and warrants	—	—	125,000	125	49,875	—	—	—	50,000
Cancellation and retirement of shares	—	—	(70,000)	(70)	70	—	—	—	—
Shares issued for services	223,014	223	725,937	726	1,358,394	—	—	—	1,359,343
Shares issued for stock payable	39,391	39	127,061	127	454,130	—	—	—	454,296
Net gain (loss)	—	—	—	—	—	(3,936,386)	1,985	(72,312)	(4,006,713)

Balance - December 31, 2019	1,021,849	$ 1,021	22,224,199	$ 22,226	$ 74,834,032	$ (74,855,147)	$ 1,107,480	$ 51,142	$ 1,160,754

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,006,713)	$ (4,909,769)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Gain on sale of fixed assets	—	(115)
Write down to cost basis - digital currency	—	11,022
Impairment of digital currency	—	30,169
Realized gain on settlement of digital currency	—	(200,000)
Unrealized loss on investment	152,000	—
Impairment of intangibles	1,039,926	—
Impairment of PrestoCorp goodwill	—	1,173,000
Impairment of iBudTender goodwill	336,667	—
Depreciation and amortization	561,434	562,456
Stock issued and to be issued for services	1,922,178	2,583,156
Amortization of stock based prepaids	—	84,472
Changes in Assets and Liabilities:
Accounts receivable	6,095	1,211
Inventories	5,714	2,797
Prepaid consulting and other current assets	25,854	(30,187)
Accounts payable and accrued expenses	51,493	1,912
Net Cash (Used in) Provided by Operating Activities:	94,648	(689,876)

Cash Flows from Investing Activities:
Purchase of fixed assets	(2,369)	(630)
Advance for acquisition	(50,000)	—
Proceeds from sales of fixed assets	—	1,300
Net Cash Provided by (Used In) Investing Activities:	(52,369)	670

Cash Flows from Financing Activities:
Proceeds received from warrant exercises	—	361,750
Proceeds received from sales of common stock and warrants	50,000	—
Proceeds from related parties, net	91,882	303,545
Net Cash Provided by Financing Activities:	141,882	665,295

NET CHANGE IN CASH	184,161	(23,911)

CASH AT BEGINNING OF YEAR	151,946	175,857

CASH AT END OF YEAR	$ 336,107	$ 151,946

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities:
Cancellation and retirement of shares	$ —	$ —
Purchase of investment with digital currency	$ —	$ 200,000
Common stock issued for stock payable	$ 454,296	$ 735,604
Rescinded transaction & elimination of prepaid expense, net	$ —	$ 639,822

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

1. Organization and Summary of Significant Accounting Policies

Nature of Corporation:

Cannabis Sativa, Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.    We operate through several subsidiaries including PrestoCorp, Inc. (“PrestoCorp”), iBudtender, Inc. (“iBudtender”), Wild Earth Naturals, Inc. (“Wild Earth”), Kubby Patent and Licenses Limited Liability Company, (“KPAL”), Hi Brands, International, Inc. (“Hi Brands”), and Eden Holdings LLC (“Eden”).  PrestoCorp is a 51% owned subsidiary and iBudtender is 50.1% owned. Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. Currently, PrestoCorp and iBudtender are operating subsidiaries, although iBudtender is not currently generating any revenue. The Company is reviewing opportunities for business development relating to Wild Earth, KPAL, and Hi Brands. Eden is not operating and had no activity for the years ended December 31, 2019 and 2018.

Our primary operations in 2019 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is also actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries. iBudtender is also working to complete and commercialize an application (the iBudtender App) that will provide a convenient means for sharing information about cannabis products, patients and businesses.

Principles of Consolidation:

The consolidated financial statements include the accounts of Cannabis Sativa, Inc., and its wholly-owned subsidiaries; Wild Earth Naturals, Inc., Hi-Brands International, Inc., Eden Holdings LLC, our 50.1% ownership of iBudtender Inc. and our 51% ownership of PrestoCorp, (collectively referred to as the “Company”).  All significant inter-company balances have been eliminated in consolidation. We hold controlling interests in iBudTender and PrestoCorp and exercise control through management practices and oversight by the Company’s Board of Directors.

Non-controlling Interests:

Non-controlling interests are portions of entities included in the consolidated financial statements that are not attributable to the Company.  Non-controlling interest are identified separately from the Company’s stockholders’ equity and its net income (loss). Non-controlling interests equity balances include the non-controlling entity’s initial contribution at the date of the original acquisition, ongoing contributions, distributions, and percentage share of earnings since inception. The non-controlling interests are calculated based on percentages of ownership.

 Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment evolves.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Use of Estimates, Continued:

Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations and if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions by management affect the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, and the value attributed to stock-based awards.

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

Inventories:

Inventory costs, when applicable, include those costs directly attributable to the manufacture of the product before sale. Inventory consists of raw materials and finished goods and is carried at the lower of cost or net realizable value, using first-in, first-out method of determining cost.  As of December 31, 2019, the Company had $-0- in finished goods and raw materials inventory. As of December 31, 2018, the Company had $5,714 in raw materials, consisting of the components used in the production of CBD and cannabis consumer products and $-0- in finished goods inventory. In 2018, the Company discontinued its manufacturing processes and at December 31, 2019, did not maintain inventory of raw materials or finished goods.

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

Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents and amounts due to related parties approximate fair value given their short-term nature.

Cash:

Cash is held at major financial institutions and insured by the Federal Deposit Insurance Corporation (FDIC) up to federal insurance limits. The Company considers all highly liquid investments purchased with an original maturity of three months or less when acquired to be cash equivalents.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Net Loss per Share:

Net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. At December 31, 2019 and 2018 the Company had 174,900 and 49,900 outstanding warrants, respectively, that would be dilutive to future periods net income. Also, at December 31, 2019 and 2018 the Company had 1,021,849 and 759,444 shares of convertible Series A preferred stock, respectively, that would be dilutive to future periods net income.  See Note 6.

Revenue Recognition:

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company recognizes revenue from the sale of products and services in accordance with ASC 606,” Revenue Recognition”. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

·	identify the contract with a customer;
·	identify the performance obligations in the contract;
·	determine the transaction price;
·	allocate the transaction price to performance obligations in the contract; and
·	recognize revenue as the performance obligation is satisfied.

Provision for sales incentives, discounts and returns and allowances, if applicable, are accounted for as reductions of revenue in the period the related sales are recorded. The company had no warranty costs associated with the sales of its products in the periods presented in the accompanying Consolidated Statements of Operations and no provision for warranty expenses has been included.

The Company generates revenue based on a per telehealth visit basis for clients looking to obtain a permit to use marijuana for medical purposes in states that have legalized medical marijuana. Revenues are recognized when the Company satisfies its performance obligation to stand ready to provide telehealth services. This occurs at the time an online client subscribes for the visit and gains access to our network of health care professionals. Revenue is recognized in an amount that reflects the consideration that is received in exchange for the service.

The Company operates as one reportable segment.

Investments

Investments in equity securities are stated at fair value. The Company’s investments consist of ownership of less than 20% of the company in which the investment is held.  The Company recognizes unrealized holding gains and losses in other (Income) Expenses in the consolidated statement of operations. On disposal of an investment, the difference between the disposal proceeds and the carrying amount is recognized as income or loss on the consolidated statement of operations.

Intangible Assets and Goodwill:

We account for intangible assets and goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”).

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from5 to 10 years. The carrying amounts of our definite-lived intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset’s carrying amount. We do not have any indefinite-lived intangible assets recorded from acquisitions.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The fair value of the reporting unit is evaluated on qualitative factors to determine if the reported value may be impaired.  If the qualitative factors indicate a likelihood of impairment, we then evaluate carrying value of the reporting unit based on quantitative factors using the income approach. An impairment charge is recognized for the excess of the carrying value of goodwill for the reporting unit over its implied fair value.

Advertising Expense:

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying consolidated statements of operations. Advertising costs were $195,879 and $104,018 for the years ended December 31, 2019 and 2018, respectively.

Stock-Based Compensation:

Stock-based compensation is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. FASB ASC 718 requires all share-based payments to employees and non-employees be recognized as compensation expense in the consolidated financial statements based on their fair values.  The expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company uses the Black-Scholes option pricing model when necessary as the most appropriate fair value method for awards. Although most awards have been restricted stock or shares of stock issued under the Company’s 2017 Stock Plan. See Note 6. The Company currently recognizes compensation costs immediately as our awards are 100% vested at the time of issuance.

Business Combinations:

We account for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities acquired requires the use of estimates by management and was based upon currently available data. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to macro-economic factors, future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, acquired technologies and patents, and discount rates utilized in valuation estimates.

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

For the Years Ended December 31, 2019 and 2018

estimated fair value change. A change in fair value of the acquisition-related contingent consideration or the occurrence of events that cause results to differ from our estimates or assumptions could have a material effect on the consolidated statements of operations, financial position and cash flows in the period of the change in the estimate.

Income Taxes:

The Company utilizes the liability method of accounting for income taxes which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the book and tax basis of various assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Additionally, deferred tax assets are evaluated, and a valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. There can be no assurance that the Company’s future operations will produce sufficient earnings so that the deferred tax asset can be fully utilized. The Company currently maintains a full valuation allowance against net deferred tax assets.

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires lessees to recognize lease assets and lease liabilities on the consolidated balance sheet and requires expanded disclosures about leasing arrangements. We adopted the standard on January 1, 2019. Based on our assessment of the new standard on our consolidated financial statements, we have concluded that there is no impact to our consolidated financial statements based on the short-term nature of our leases and our election of such practical expediency.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The update modifies the disclosure requirements for recurring and nonrecurring fair value measurements, primarily those surrounding Level 3 fair value measurements and transfers between Level 1 and Level 2. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently evaluating the new guidance and does not expect it to have a material impact on its consolidated financial statements.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

Fair Value Measurements

We adopted ASC Topic 820 for financial instruments measured at fair value, whether on a recurring basis or non-recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.   We measure our investment in marketable securities at fair value on a recurring basis.  The Company’s available for sale securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy. Investments are valued on a recurring basis.

2.  Fixed Assets

Property and equipment consisted of the following at December 31, 2019 and 2018:

December 31,	2019	2018
Furniture and Equipment	$ 17,414	$ 15,045
Leasehold Improvements	2,500	2,500
	19,914	17,545
Less: Accumulated Depreciation	(13,474)	(10,997)

Net Property and Equipment	$ 6,440	$ 6,548

Depreciation expense for the years ended December 31, 2019 and 2018 was $2,477 and $3,497, respectively.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

3.  Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at December 31, 2019 and 2018:

December 31,	2019	2018
CBDS.com website (Cannabis Sativa)	$ 13,999	$ 13,999
Intellectual Property Rights (Cannabis Sativa)	––	1,484,250
Intellectual Property Rights Vaporpenz (Cannabis Sativa)	––	210,100
Intellectual Property Rights (iBudtender)	––	330,000
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (Cannabis Sativa)	––	8,410
Patents and Trademarks (Wild Earth)	––	4,425
Patents and Trademarks (KPAL)	1,281,411	1,410,000
Total Intangibles	1,535,410	3,701,184
Less: Accumulated Amortization	(840,192)	(1,407,083)
Net Intangible Assets	$ 695,218	$ 2,294,101

Amortization expense for the years ended December 31, 2019 and 2018 was $558,958 each year. Impairment expense of intangible assets for the year ended December 31, 2019 was $1,039,926. The determination of fair value of the intangible assets was based on management estimates of product demand and market factors that were not readily observable.  The assets, consisting of intellectual property rights and patents and trademarks were considered impaired due to delays in commercializing products using or based on the intangibles and the uncertainty surrounding the future revenue generation from the assets.

Amortization of intangibles for each of the next five years is:

2020	$205,270
2021	$169,142
2022	$161,865
2023	$151,686
2024	$ 7,255

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. For the year ended December 31, 2018 the Company recorded a $1,173,000 impairment of the PrestoCorp goodwill. The 2018 impairment of the PrestoCorp goodwill was based on the slower than expected revenue growth associated with the acquisition and the uncertainties about the long-term prospects of the business.  Impairment of the PrestoCorp goodwill was estimated using the income approach. Cumulative impairment of the PrestoCorp goodwill totals $1,173,000 as of December 31, 2019.

Goodwill in the amount of $336,667 was recorded as part of the acquisition of iBudtender that occurred on August 8, 2016. For the year ended December 31, 2019 the Company recorded a $336,667 impairment of the iBudtender goodwill. The impairment of the iBudtender goodwill was due to delays in completion of the iBudTender software and mobile app, and failure to commence viable business operations, as well as the uncertainty surrounding the future of the business opportunity.  Impairment of the iBudTender goodwill was estimated using the income approach. Cumulative impairment of the iBudTender goodwill totals $336,667 as of December 31, 2019.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The changes in the carrying amount of goodwill during the years ended December 31, 2019 and 2018 are as follows:

December 31,	2019	2018

Beginning Balance	$ 2,173,869	$ 3,346,869
Impairment – PrestoCorp	--	(1,173,000)
Impairment – iBudtender	(336,667)
Ending Balance	$ 1,837,202	$ 2,173,869

4.  Related Party Transactions

The Company has received advances from related parties and officers of the Company to cover operating expenses. As of December 31, 2019 and 2018 amounts due to the related parties were $1,018,520 and $926,638, respectively. During the years ended December 31, 2019 and 2018, the Company recorded interest expense related to these advances at the rates between 5% and 8% per annum and in the amount of $49,608 and $39,429, respectively. The Company does not have written notes payable for these balances but has a verbal understanding with the related parties that written notes will be created in 2020 to reflect the balances due and payable December 31, 2025.   At December 31, 2019 and 2018, there was $87,979 and $39,611, respectively, of accrued interest on these notes included in accounts payable and other accrued liabilities on the consolidated balance sheets.

At December 31, 2019 and 2018, the Company had a note payable to the founder of iBudtender of $10,142 and $9,197, respectively, which is included in due to related parties on the consolidated balance sheets. The note earns interest at 0% and was due on December 2019. The note has not yet been paid pending further review of the iBudtender business and adjustment of the agreements between the parties.

During each of the years ended December 31, 2019 and 2018, the Company incurred approximately $69,000 for consulting services from a nephew of the Company’s president. These services were paid in shares of common stock.

During the years ended December 31, 2019 and 2018, the Company paid the officers and directors in shares of common stock.  The shares were recorded at fair value at the time of issuance as compensation expense. See Note 6 regarding shares issued to related parties.

5.  Investments.

In 2018, the Company purchased 10,000,000 shares of common stock of Medical Cannabis Payment Solutions (ticker:  REFG) in exchange for 1,000,000 units of Weed coins (valued at $200,000). At December 31, 2019, the fair value of the investment in REFG was adjusted to $48,000 based on the closing price of the stock on that date, which resulted in an unrealized loss on investment of $152,000. There was no change in the fair value of the investment in REFG during the year ended December 31, 2018.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

6.  Stockholders’ Equity

Share Capital

The authorized capital of the Company consists of 45,000,000 shares of Common Stock with a par value of $0.001 and 5,000,000 shares of preferred stock issuable in series with such rights, preferences and conditions as the Board of Directors may establish.  The Company has designated and established the rights of Series A preferred stock (“Series A”) with a par value of $0.001.  The Company is authorized to issue up to 5,000,000 shares of Series A.  The holders of Series A are entitled to dividends if the Company declares a dividend on common shares, have no liquidation preference, have voting rights equal to 1 vote per share, and can be converted into one share of common at any time.

2017 Stock Plan

On July 28, 2017, the Company adopted the Cannabis Sativa 2017 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company.  The Company authorized up to 3,000,000 shares of common stock to be issued pursuant to the 2017 Stock Plan.  Of the total common shares issued for services of 725,397 and 557,837 in the years ended December 31, 2019 and 2018, respectively, the Company issued 618,289 and 326,901 shares of common stock pursuant to the 2017 Stock Plan, respectively. The balance of the common shares issued in each year were restricted securities.  At December 31, 2019, the Company was authorized to issue up to 2,010,884 additional shares under the 2017 Stock Plan.

During 2019, shares of common stock and preferred stock were issued to related and non-related parties for cash and services, certain shares were cancelled, and shares were sold for cash. The following table breaks out the issuances by type of transaction and by related and non-related parties.

Year ended December 31, 2019
	Cash		Services			Total
Related Parties	Common	Value	Common	Preferred	Value	Common	Preferred	Value
Stephen Downing, Director	-	$ -	34,016	-	$ 53,962	34,016	-	$ 53,962
Deborah Goldsberry, Director	-	-	16,101	-	32,724	16,101	-	$ 32,724
Don Lundbom, Officer	-	-	210,215	-	333,478	210,215	-	$ 333,478
Trevor Reed, Director	-	-	27,212	-	43,168	27,212	-	$ 43,168
Michael Gravel, Director	-	-	53,764	-	115,655	53,764	-	$ 115,655
Cathy Carroll, Director	-	-	68,031	-	107,921	68,031	-	$ 107,921
David Tobias, Officer, Director	-	-	-	262,405	416,269	-	262,405	$ 416,269
Total for related parties	-	$ -	409,339	262,405	$ 1,103,177	409,339	262,405	$ 1,103,177

Related parties cancelled(1)	-	$ -	(70,000)	-	$ -	(70,000)	-	$ -

Unrelated parties issued(2)	125,000	$ 50,000	443,659	-	$ 710,462	568,659	-	$ 760,462

Aggregate Totals	125,000	$ 50,000	782,998	262,405	$ 1,813,639	907,998	262,405	$ 1,863,639

1) During the year ended December 31, 2019, the Company received 70,000 shares of common stock that were returned by iBudtender and cancelled in relation to the amended purchase contract that was effective July 2018.

2) During the year ended December 31, 2019, $50,000 cash was received form sale of 125,000 units where each unit consisted of one share of stock and one warrants in a Private Placement at $0.40 each.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

During 2018, shares of common stock and preferred stock were issued to related and non-related parties for cash and services, certain shares were cancelled, and shares were issued upon exercise of warrants. The following table breaks out the issuances by type of transaction and by related and non-related parties.

Year ended December 31, 2018
	Cash		Services			Total
Related Parties	Common	Value	Common	Preferred	Value	Common	Preferred	Value
Stephen Downing, Director	-	$ -	14,628	-	$ 64,674	14,628	-	$ 64,674
Deborah Goldsberry, Director	-	-	21,999	-	110,688	21,999	-	110,688
Don Lundbom, Officer	-	-	91,128	-	403,444	91,128	-	403,444
Michael Gravel, Director	-	-	56,252	-	223,809	56,252	-	223,809
Catherine Carroll, Director	-	-	25,501	-	105,404	25,501	-	105,404
David Tobias, Officer, Director	-	-	50,140	-	187,514	50,140	-	187,514
David Tobias, Officer, Director	-	-	-	27,426	160,000	-	27,426	160,000
Trevor Reed, Director			20,187	-	45,990	20,187	-	45,990
Total for related parties	-	$ -	279,835	27,426	$ 1,301,523	279,835	27,426	$ 1,301,523

Unrelated Parties Issued(1)	180,875	$ 361,750	434,722	-	$ 1,517,140	615,597	-	$ 1,878,890
Related Paries Cancelled(2)	-	$ -	(50,000)	-	$ (50)	(50,000)	-	$ (50)
Unrelated Parties Cancelled(3)	-	-	(332,447)	-	(990,692)	(332,447)	-	(990,692)

Aggregate Totals	180,875	$ 361,750	382,110	27,426	$ 1,827,921	512,985	27,426	$ 2,189,671

1) During the year ended December 31, 2018, $361,750 cash was received for 180,875 outstanding warrants exercised at $2.00 each. A total of 180,875 shares of common stock were issued.

2) During the year ended December 31, 2018, the Company amended its purchase contract with iBudtender (its 50.1% subsidiary).  In that agreement, 50,000 shares of common stock due to iBudtender were cancelled.

3) During the year ended December 31, 2018, 332,447 shares were returned due to cancellation of a service contract that was originated in 2017.

At December 31, 2019 and 2018, the Company had outstanding warrants to purchase 174,900 shares and 49,900 shares of the Company’s common stock, respectively. The exercise price on 125,000 warrants was $0.80 per share and these warrants expire in November 2022. The exercise price on 49,900 warrants was $2.00 per share and these warrants expire February 1, 2020.

7.  Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has negative working capital, has incurred operating losses since inception, and has not yet produced sufficient continuing revenues from operations to reach breakeven cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the Years Ended December 31, 2019 and 2018

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

Our operations have been financed primarily through proceeds from sales of common stock, warrants exercised for common stock and revenue generated from sales of our products. We have also issued equity instruments in certain circumstances to pay for services from vendors and consultants. These actions have provided us with the resources to operate our business, sell and support our products, attract and retain key personnel and add new products to our portfolio. We have experienced net losses and negative cash flows from operations each year since our inception. As of December 31, 2019, we had an accumulated deficit of approximately $74.9 million and negative working capital.

During the year ended December 31, 2019, $50,000 in gross proceeds was raised from the issuance of common stock and warrants pursuant to a Private Placement Memorandum.  During the year ended December 31, 2018, $361,750 was raised in gross proceeds from the issuance of common stock from the exercise of warrants.

8.  Commitments and Contingencies

Leases.  In 2018 and 2019, the Company leased an office and warehouse facility in Mesquite, Nevada that served as the principal executive offices and provided manufacturing and warehouse space. The leased space consists of approximately 900 square feet. On September 1, 2018, a new lease agreement was signed at a monthly rate of $600. The lease term is for 12 (twelve) months, which expired in September 2019. The Company renewed their lease in Mesquite, Nevada in November 2019 on a month to month basis at a cost of $600 per month. The Company terminated the lease at the end of February 2020, and now operates out of a virtual office maintained by our Chief Executive Officer.  Rent expense for the years ended December 31, 2019 and 2018 was $7,200 and $13,536, respectively.

PrestoCorp leases office space through WeWork in New York for $2,444 per month on a month to month arrangement. Until February 2019, PrestoCorp also leased space in San Francisco for $2,800 per month. PrestoCorp terminated its lease and closed its office in San Francisco as of the end of February 2019.  Primary operations for PrestoCorp are now based in New York City.  Rent expense for PrestoCorp for the years ended December 31, 2019 and 2018 was $29,950 and $45,111, respectively. The Company currently has no lease obligations extending beyond thirty days.

Litigation.  In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of December 31, 2019, there were two claims that were pending or threatened relating to general business disputes and accounts payable for services. Management believes the outcomes of currently pending claims are not likely to have a material effect on our consolidated financial position and results of operations.

Stock Payable. At December 31, 2019 and 2018, the Company recorded $640,685 and $532,146, respectively, of stock payable related to common stock to be issued for services.  The following summarizes the activity of stock payable during the years ended December 31, 2019 and 2018:

	2019	2018
Beginning Balance – January 1	$ 532,146	$ 767,603
Additions, net	562,835	500,120
Issuances, net	(454,296)	(735,577)
Ending Balance–December 31	$ 640,685	$ 532,146

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

Shares in Escrow.  At December 31, 2019, the Company has 419,475 shares of common stock in escrow as part of the acquisition of PrestoCorp. These shares are issuable in certain circumstances to the principals of PrestoCorp based on performance of the PrestoCorp business in 2020 and 2021.  The escrow account originally contained 629,213 shares of common stock but 209,738 shares were cancelled in 2018 when the performance requirements were not met.  The escrowed shares are not counted in the outstanding stock of the Company and will be considered compensation to the principals if and when issued. The escrow account also includes an additional 500 shares of PrestoCorp common stock which is distributable either back to the principals of PrestoCorp or to the Company, also depending on certain minimum performance requirements which extend into 2021.  If all of the PrestoCorp shares are ultimately distributed to the Company, the shares would have the effect of increasing the Company’s ownership of PrestoCorp to 61% from the current level of 51%.

9.  Income Taxes

The Company did not recognize a tax provision or benefit for the years ended December 31, 2019 and 2018 due to ongoing net losses and a valuation allowance.  At December 31, 2019 and 2018, the Company had net deferred tax assets which will not be realized and are fully reserved by valuation allowances.

At December 31, 2019 and 2018, the Company had net deferred tax assets principally arising from net operating loss carryforward for income tax purposes and differences in the carrying values of goodwill and intangibles between the Company’s financial statements and its income tax returns. The net deferred tax asset is multiplied by an expected federal tax rate of 21%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at December 31, 2019 and 2018.

The components of the Company’s net deferred tax assets at December 31 are as follows:

2019
Deferred tax asset:
Net operating loss carryforwards	$2,990,322
Non-deductible impairment expenses	955,315
Unrealized (gain) loss on investments and other	580
Total deferred tax assets	3,946,217
Valuation allowance	(3,946,217)
Net deferred tax assets	$-

At December 31, 2019 the Company had net operating loss carry forwards of approximately $14,200,000 for federal and state purposes, $10,000,000 of which expire between 2021 through 2037. The remaining balance of $4,200,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The reconciliation of the federal income tax rate and the Company’s tax provision (benefit) is as follows:

	2019
Provision (benefit) computed using the statutory rate:		$(826,641)
Permanent differences		91,812
Change in valuation allowance		734,829
Total income tax provision (benefit)	$	`

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

At December 31, 2018, the effective income tax rate of 0% differed from the statutory rate, due primarily to net operating losses incurred by the Company in the respective period. For the year ended December 31, 2018 a tax benefit of approximately $1,130,000 would have been generated. However, all benefits have been fully offset through a valuation allowance account due to the uncertainty of the utilization of the net operating losses. At December 31, 2018, the Company had accumulated net operating losses of approximately $10,028,000 that would result in a deferred tax asset of approximately $3.200,000. However. the Company has established a valuation allowance in the full amount of the deferred tax asset due to the uncertainty of the utilization of operating losses in future periods.

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized.  The Company is subject to possible tax examinations for the fiscal years 2016 through 2019.  Prior year tax attributes could be adjusted by taxing authorities.  If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

10.   Subsequent Events

Subsequent to December 31, 2019, the Company issued 963,238 shares of common stock and 232,214 shares of preferred stock, with an aggregate value of $640,685 (based on the respective measurement dates), to consultants and officers for services rendered in the 4th quarter of 2019.  The value these shares were included in stock payable at December 31, 2019 for services rendered prior to that date.

In October 2019, the Company signed an agreement to acquire certain assets of GK Marketing & Media for 100,000 shares of the Company’s common stock to be paid to sellers plus a commitment to fund the operations of a newly formed subsidiary, GK Manufacturing and Packaging, Inc.(“GKMP”) in the amount of $500,000. After signing the agreement and prior to year-end, the Company advanced $50,000 to GKMP to allow GKMP to begin setting up its production line. Preconditions to finalizing the transaction included creation of the new company and transfer of intellectual property to the newly formed business.  These steps were completed in February and the agreement was finalized at a closing on February 20, 2020.  At closing, GKMP is owned 51% by the Company and 49% by Keith Hyatt and Jason Washington, the former owners of GK Marketing and Media.  The Company agreed to fund operations in the amount of an additional $100,000 at closing and fund the balance of $350,000 over the following 180 days. Additional shares of common stock payments of up to fair value of $1.5 million will be payable based on achievement of revenue targets in 2020.  The transaction closed on February 7, 2020. As of April 20, 2020, the Company has provided aggregate funding of $225,000 to GK Manufacturing pursuant to the acquisition agreement.

In October 2019, the board of directors approved a grant of 10,000 shares of the Company’s restricted common stock to an employee of PrestoCorp, payable 5,000 shares in December of 2019, and an additional 5,000 shares payable in June of 2020.  The first 5,000 shares were issued in the first calendar quarter of 2020.

On March 25, 2020, the Company borrowed $50,000 from a Director pursuant to a promissory note bearing interest at 8% per annum and payable April 1, 2021.  The proceeds from the note were used to fund a portion of the working capital commitment to GK Manufacturing and Packaging, Inc.

In the first calendar quarter of 2020, the Company entered into independent contracting agreements with twelve contractors, including five officers and directors, for services to be rendered by the contractors for the Company in 2020.  The agreements provide for payment of compensation in common or preferred stock of the Company, a portion of which may be paid in registered shares pursuant to the Company’s 2017 Stock Plan. The agreements provide for payment of compensation on the first day of each calendar quarter for that quarter. If paid in common or preferred stock, the shares are considered fully vested and non-cancellable on the date of issuance and if registered, may be resold immediately by the contractors.  In some instances, the contractors are paid in restricted common stock or preferred stock and must be held at least six months before such shares can be sold. Aggregate commitments for payment of contractors in 2020 total approximately $1,050,000.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

The outbreak of COVID-19, the coronavirus, has grown both in the United States and globally, and related government and private sector responsive actions have adversely affected the Company’s business operations. The World Health Organization has declared Covid-19 to be a global pandemic, resulting in an economic downturn and changes in global economic policy that will reduce demand for the Company’s products and may have an adverse impact on the Company’s business, operating results and financial condition.