Form 10-Q
period 2020-03-31
Cannabis Sativa, Inc.
filed 2020-06-29
CIK 1360442

Washington, D.C. 20549

———————

FORM 10-Q

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2020
or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________ Commission File Number: 000-53571

Cannabis Sativa, Inc.

 (Exact name of registrant as specified in its charter)

NEVADA	20-1898270
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

450 Hillside Dr. #A224, Mesquite, Nevada  89027

(Address of Principal Executive Office) (Zip Code)

(702) 762-3123

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

☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer's Common Stock outstanding as of June 24, 2019, is 24,341,154.

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

Results of Operations

Three Months Ended March 31, 2020, compared with the Three Months Ended March 31, 2019

	Three Months Ended
	A	B	B-A
	March 31, 2019	March 31, 2020	Change	Change %
REVENUE	$100,282	$493,140	$392,858	392%
Cost of Sales	45,609	187,335	141,726	311%
Cost of sales % of total sales	45%	38%	-7%
Gross Profit	54,673	305,805	251,132	459%
Gross profit % of sales	55%	62%	7%
OPERATING EXPENSES
Professional fees	254,088	279,086	24,998	10%
Depreciation and amortization	140,518	51,635	(88,883)	-63%
Wages and salaries	32,634	184,909	152,275	467%
Advertising	33,153	87,088	53,935	163%
General and administrative	332,095	375,862	43,767	13%
Total operating expenses	792,488	978,580	186,092	23%
NET LOSS FROM OPERATIONS	(737,815)	(672,775)	65,040	-9%

Revenue for the three-month periods ended March 31, 2020 and 2019 was $493,140 and $100,282, respectively. Cost of revenues for the three-month periods ended March 31, 2020 and 2019 was $187,335 and $45,609, respectively. Gross profit for the three-month periods ended March 31, 2020 and 2019 was $305,805 and $54,673, respectively.  The fluctuation in these numbers is primarily the result of significant increases in patient visits due to expanded market coverage and the generally increasing acceptance of telehealth platforms in the age of the Covid-19 pandemic.

Revenues from our PrestoCorp subsidiary grew 392% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  This large increase in revenue is the result of expanded market area, increased advertising which drove and in increase in patient visits to our online platform, and a general increase in consumer awareness of the PrestoDoctor brand. The Company now operates in the states of California, Nevada, New York, Oklahoma, Missouri, and Pennsylvania. The Company is currently exploring expansion opportunities in four additional states, including Illinois, Ohio, Virginia, and Massachusetts.

Net operating loss for the three-month period ended March 31, 2020 was $672,775 compared to net loss of $737,815 for the three-month period ended March 31, 2019.  The decrease in net operating loss resulted primarily from an increase in revenue from PrestoCorp and a corresponding 7% improvement in the gross profit as a percent of sales.

Total operating expenses were $978,580 for the three-month period ended March 31, 2020 and $737,815 for the three-month period ended March 31, 2019.  The increase in total operating costs was largely attributable to increases in activity brought on by the significant increase in revenue and patient load. The Company also significantly reduced its depreciation and amortization expense as a result of impairment of amortizable intangible assets taken in the year ended December 31, 2019. Management expects that operating costs will continue to increase as revenues rise, but the increases in operating costs are expected to rise at a slower rate than revenue due to expected efficiencies of scale.

Liquidity and Capital Resources

Net cash used in operating activities for the three-month period ended March 31, 2020, was $94,609.  During the same period, our cash increased by $9,024.  The Company generated $65,500 in the quarter from advances from related parties, and applied a $50,000 advance balance as partial consideration for the acquisition of assets by GK Manufacturing and Packaging, Inc., a newly formed contract manufacturing entity that is owned 51% be the Company. We also reported $592,075 during the period from issuance of common and preferred stock as compensation for services performed by officers, directors, and contractors. On March 31, 2020, our cash position was approximately $345,000, primarily derived from our PrestoCorp operations.  We have funding obligations totaling approximately $310,000 for GK Manufacturing in the coming months. Given expected operations in our second quarter, we expect that additional funds will be required. Management is currently evaluating several fund-raising alternatives including private placement of equity securities, a secondary public offering, and various debt instruments. In addition, key members of management have indicated a willingness to provide additional operating capital from time to time.  Based on all of these considerations, we believe we will have sufficient capital to operate the business for the next twelve months.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred a net loss of $616,407 and $722,759, respectively, for the three-month periods ended March 31, 2020, and 2019, and had an accumulated deficit of $75,471,544 as of March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

COVID-19

In March 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in the United States and Worldwide. To date, the disruption did not materially impact the Company’s financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to reduced demand could be significantly greater in future periods than in the first quarter.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts to the Company, including our ability to operate our facilities. To date, there have been no material adverse impacts to the Registrants’ operations due to COVID-19.

In addition, the economic disruptions caused by COVID-19 could also adversely impact the impairment risks for certain long-lived assets, equity method investments and goodwill. Management evaluated these impairment considerations and determined that no such impairments occurred through the date of this report.

Off Balance Sheet Arrangements

None

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as it was determined that there were material weaknesses affecting our disclosure controls and procedures.

Management of the Company believes that these material weaknesses are due to the small size of the company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of remediation. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As the Company grows, management expects to increase the number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required. However, the Company filed an 8-K on May 14, 2020 to take advantage of an extension of time to file its quarterly report on Form 10-Q for the quarter ended March 31, 2020 due to the COVID-19 pandemic.  As a condition of the extension of time to file the annual report, the Company agreed to include the following Risk Factor in this Report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended March 31, 2020, the board of directors issued 603,548 shares of unregistered common stock and 312,500 shares of unregistered preferred stock to eight persons in exchange for services rendered to the Company (including stock payable as of December 31, 2019). These unregistered shares were in addition to an aggregate of 1,333,070 common shares that were registered for resale on Form S-8.  The unregistered shares were valued at the closing price of the shares in the OTCQB Market on the dates of issuance. In addition, the Company issued 100,000 shares of common stock upon acquisition of assets for GK Manufacturing and Packaging, Inc.  The issuances of the unregistered shares were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the recipients of the shares were persons closely associated with the Company and the issuance of the shares did not involve any public offering.

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

Cannabis Sativa, Inc.

Date:  June 29, 2020

By: /s/ David Tobias
David Tobias, Chief Executive Officer
By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer and
Principal Accounting Officer

CANNABIS SATIVA, INC.

Contents

Page

FINANCIAL STATEMENTS – for the quarterly period ended March 31, 2020 (unaudited):

Condensed consolidated balance sheets	FS - 2

Condensed consolidated statements of operations	FS - 3

Condensed consolidated statements of changes in stockholders’ equity	FS - 4

Condensed consolidated statements of cash flows	FS - 5

Notes to condensed consolidated financial statements	FS – 6 through FS – 19

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$345,131	$336,107
Accounts receivable, net	4,581	4,551
Prepaid consulting and other current assets	9,823	3,999
Advance for acquisition	—	50,000
Inventories	64,892	—
Total Current Assets	424,427	394,657

Other Assets
Investment in equity security, at fair value	67,000	48,000
Property and equipment, net	182,478	6,440
Intangible assets, net	643,900	695,218
Deposits and other assets	54,250	—
Right to use asset	21,120	—
Goodwill	1,837,202	1,837,202
Total Other Assets	2,805,950	2,586,860

Total Assets	$3,230,377	$2,981,517

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$84,558	$73,579
Accrued interest - related parties	100,767	87,979
Due to related parties	1,084,020	1,018,520
Operating lease liability - current	6,498	—
Total Current Liabilities	1,275,843	1,180,078

Long-Term Liabilities

Operating lease liability - long-term	14,622	—
Stock payable	—	640,685
Total Long-Term Liabilities	14,622	640,685

Total Liabilities	1,290,465	1,820,763

Commitments and contingencies (Notes 6 and 7)

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; 1,254,012 and 1,021,849 issued and outstanding, respectively	1,253	1,021
Common stock $0.001 par value; 45,000,000 shares authorized; 24,341,154 and 22,224,199 shares issued and outstanding, respectively	24,342	22,226
Additional paid-in capital	76,173,444	74,834,032
Accumulated deficit	(75,471,554)	(74,855,147)

Total Cannabis Sativa, Inc. Stockholders' Equity	727,485	2,132

Non-Controlling Interests	1,212,427	1,158,622

Total Stockholders' Equity	1,939,912	1,160,754

Total Liabilities and Stockholders' Equity	$3,230,377	$2,981,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the Three Months Ended March 31,	2020	2019

Revenues	$493,140	$100,282

Cost of Revenues	187,335	45,609

Gross Profit	305,805	54,673

Operating Expenses
Professional fees	279,086	254,088
Depreciation and amortization	51,635	140,518
Wages and salaries	184,909	32,634
Advertising	87,088	33,153
General and administrative	375,862	332,095

Total Operating Expenses	978,580	792,488

Loss from Operations	(672,775)	(737,815)

Other (Income) and Expenses
Unrealized gain on investment	(19,000)	—
Interest expense - related parties	13,552	10,843

Total Other (Income) Expenses, Net	(5,448)	10,843

Loss Before Income Taxes	(667,327)	(748,658)

Income Taxes	—	—

Net Loss	(667,327)	(748,658)

Non-controlling interests net income (loss):
Loss attributable to non-controlling interest - GK Manufacturing	(54,353)	—
Loss attributable to non-controlling interest - iBudTender	(969)	(12,434)
Income (loss) attributable to non-controlling interest - PrestoCorp	4,402	(13,465)
Total non-controlling interests net income (loss):	(50,920)	(25,899)

Net Loss Attributable To Cannabis Sativa, Inc.	$(616,407)	$(722,759)

Net Loss per Common Share:
Basic & Diluted	$(0.03)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic & Diluted	23,510,224	21,392,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 - UNAUDITED

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest - Prestocorp	Non-controlling Interest - iBudTender	Non-controlling Interest - GK Manufacturing	Total

Balance - January 1, 2019	759,444	$ 759	21,316,201	$ 21,318	$ 72,971,563	$ (70,918,761)	$ 1,105,495	$ 123,454	$ —	$ 3,303,828

Cancellation and retirement of shares	—	—	(70,000)	(70)	70	—	—	—	—	—
Shares issued for services	—	—	35,000	35	115,965	—	—	—	—	116,000
Shares issued for stock payable	39,391	40	127,061	127	454,130	—	—	—	—	454,297
Net income (loss) for the period	—	—	—	—	—	(722,759)	(13,465)	(12,434)	—	(748,658)

Balance - March 31, 2019	798,835	$ 799	21,408,262	$ 21,410	$ 73,541,728	$ (71,641,520)	$ 1,092,030	$ 111,020	$ —	$ 3,125,467

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest - Prestocorp	Non-controlling Interest - iBudTender	Non-controlling Interest - GK Manufacturing	Total

Balance - January 1, 2020	1,021,849	$ 1,021	22,224,199	$ 22,226	$ 74,834,032	$ (74,855,147)	$ 1,107,480	$ 51,142	$ —	$ 1,160,754

Conversion of Preferred to Common	(80,337)	(80)	80,337	80	—	—	—	—	—	—
Acquisition of GK Manufacturing assets	—	—	100,000	100	108,900	—	—	—	104,725	213,725
Shares issued for services	89,286	89	973,380	973	591,013	—	—	—	—	592,075
Shares issued for stock payable	223,214	223	963,238	963	639,499	—	—	—	—	640,685
Net income (loss) for the period	—	—	—	—	—	(616,407)	4,402	(969)	(54,353)	(667,327)

Balance - March 31, 2020	1,254,012	$ 1,253	24,341,154	$ 24,342	$ 76,173,444	$ (75,471,554)	$ 1,111,882	$ 50,173	$ 50,372	$ 1,939,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(667,327)	$(748,658)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Bad Debts	—	1,461
Unrealized gain on investment	(19,000)	—
Depreciation and amortization	51,635	140,518
Stock issued and to be issued for services	592,075	467,797
Changes in Assets and Liabilities:
Accounts receivable	(30)	2,282
Inventories	(16,905)	5,714
Prepaid consulting and other current assets	(5,824)	(7,617)
Deposits and other assets	(53,000)
Accounts payable and accrued expenses	10,979	31,608
Accrued interest -related parties	12,788
Net Cash Used in Operating Activities:	(94,609)	(106,895)

Cash Flows from Investing Activities:
Advance to GK settled with asset acquisiton	50,000	—
Purchase of fixed assets	(11,867)	(128)
Net Cash Provided by (Used In) Investing Activities:	38,133	(128)

Cash Flows from Financing Activities:
Proceeds from related parties advances	65,500	—
Net Cash Provided by Financing Activities:	65,500	—

NET CHANGE IN CASH	9,024	(107,023)

CASH AT BEGINNING OF PERIOD	336,107	151,946

CASH AT END OF PERIOD	$345,131	$44,923

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities:
Net asset acquisition acquired with shares of common stock	$213,725	$ —
Common stock issued for stock payable	$640,685	$454,296
Operating lease liability arising from acquiring right to use asset	$21,120	$ —

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

1. Organization and Summary of Significant Accounting Policies

Nature of Business:

Cannabis Sativa, Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.    We operate through several subsidiaries including PrestoCorp, Inc. (“PrestoCorp”), iBudtender, Inc. (“iBudtender”), Wild Earth Naturals, Inc. (“Wild Earth”), Kubby Patent and Licenses Limited Liability Company, (“KPAL”), Hi Brands, International, Inc. (“Hi Brands”), GK Manufacturing and Packaging, Inc. (“GKMP”), and Eden Holdings LLC (“Eden”).  PrestoCorp and GK Manufacturing are both 51% owned subsidiaries and iBudtender is a 50.1% owned subsidiary. Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. Currently, PrestoCorp, GKMP and iBudtender are operating subsidiaries, although iBudtender is not currently generating any revenue. The Company is reviewing opportunities for business development relating to Wild Earth, KPAL, and Hi Brands. Eden is not operating and had no activity for the three months ended March 31, 2020 and 2019.

Our primary operations in the three months ended March 31, 2020 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. GKMP commenced operations during the quarter ended March 31, 2020. The Company is also actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries. iBudtender is also working to complete and commercialize an application (the iBudtender App) that will provide a convenient means for sharing information about cannabis products, patients and businesses.

Basis of Presentation:

The fiscal year end is December 31. The accompanying condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management all material adjustments (consisting only of normal recurring adjustments) which are considered necessary for a fair presentation of the interim financial statements have been included.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results of operations expected for the year ending December 31, 2020.

The interim financial statements should be read in conjunction with the audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2019 as filed with the United States Securities and Exchange Commission on May 14, 2020.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

1. Organization and Summary of Significant Accounting Policies, Continued:

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of Cannabis Sativa, Inc., and its wholly-owned subsidiaries; Wild Earth Naturals, Inc., Hi-Brands International, Inc., Eden Holdings LLC, our 50.1% ownership of iBudtender Inc., our 51% ownership of PrestoCorp, and our 51% ownership of GK Manufacturing Inc., (collectively referred to as the “Company”).  All significant inter-company balances have been eliminated in consolidation. We hold controlling interests in iBudTender, PrestoCorp and GK Manufacturing and exercise control through management practices and oversight by the Company’s Board of Directors.  GK Manufacturing was established in February 2020.

Non-controlling Interests:

Non-controlling interests are portions of entities included in the condensed consolidated financial statements that are not attributable to the Company.  Non-controlling interest are identified separately from the Company’s stockholders’ equity and its net income (loss). Non-controlling interest equity balances include the non-controlling entity’s initial contribution at the date of the original acquisition, ongoing contributions, distributions, and percentage share of earnings since inception. The non-controlling interests are calculated based on percentages of ownership.

Going Concern:

The Company has an accumulated deficit of $75,471,554 at March 31, 2020, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

1. Organization and Summary of Significant Accounting Policies, Continued:

than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.

Inventories:

Inventory costs, when applicable, include those costs directly attributable to the manufacture of the product before sale. Inventory consists of raw materials and finished goods and is carried at the lower of cost or net realizable value, using the first-in, first-out method of determining cost.  As of March 31, 2020, the Company had $64,892 in inventory relating to GKMP. Inventory consists of the raw materials and packaging used to manufacture CBD infused products for our customers. As of December 31, 2019, the Company had no inventory.

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

Net Loss per Share:

Net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. At March 31, 2020 and March 31, 2019 the Company had 125,000 and 49,900 outstanding warrants, respectively, that would be dilutive to future periods net income. Also, at March 31, 2020 and March 31, 2019 the Company had 1,254,012 and 798,835 shares of convertible Series A preferred stock, respectively, that would be dilutive to future periods net income.  See Note 6.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

1. Organization and Summary of Significant Accounting Policies, Continued:

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

The Company generates revenue based on a per telehealth visit basis for clients looking to obtain a permit to use marijuana for medical purposes in states that have legalized medical marijuana. Revenues are recognized when the Company satisfies its performance obligation to stand ready to provide telehealth services. This occurs at the same time an online client subscribes for the visit and gains access to our network of health care professionals. The billing and payment processes are automated through our online platform. Revenue is recognized in an amount that reflects the consideration that is received in exchange for the service.

With the recent addition of GKMP, the Company will also be reporting revenue from manufacturing operations in future periods.  The Company will recognize revenue from manufacturing operations when manufacturing and packaging processes are complete, and the products are shipped to the customer.

In the quarter ended March 31, 2020, the Company operated as one reportable segment.

Investments

Investments in equity securities that are less than 20% owned are stated at fair value. The Company recognizes unrealized holding gains and losses in other (Income) Expenses in the condensed consolidated statement of operations. On disposal of an investment, the difference between the disposal proceeds and the carrying amount is recognized as income or loss on the condensed consolidated statement of operations.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

1. Organization and Summary of Significant Accounting Policies, Continued:

Intangible Assets and Goodwill:

We account for intangible assets and goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”).

Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from 5 to 10 years. The carrying amounts of our definite-lived intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset’s carrying amount. We do not have any indefinite-lived intangible assets recorded from acquisitions.

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

Advertising Expense:

Advertising costs are expensed as incurred and are included in general and administrative expense in the accompanying consolidated statements of operations. Advertising costs were $87,088 and $33,153 for the three months ended March 31, 2020 and 2019, respectively.

Stock-Based Compensation:

Stock-based payments to employees and non-employees are recognized at their fair values.  Compensation expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  The Company uses the Black-Scholes option pricing model when necessary as the most appropriate fair value method for option awards. Most awards have been in the form of shares of the Company’s common and preferred stock issued under the Company’s 2017 Stock Plan. See Note 6. The Company currently recognizes compensation costs immediately as our awards are 100% vested at the time of issuance.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

1. Organization and Summary of Significant Accounting Policies, Continued:

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

Leases:

The Company determines if an arrangement is a lease, or contains a lease, at the inception of an arrangement. If the Company determines that the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or finance lease. Operating and finance leases result in recording a right-of-use (“ROU”) asset and lease liability on the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease ROU assets and operating lease liabilities, the Company uses the non-cancellable lease term plus options to extend that it is reasonably certain to exercise. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company’s leases generally do not provide an implicit rate. As such, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. The Company has elected not to separate lease and non-lease components for any class of underlying asset.

Recent Accounting Pronouncements:

Accounting Standards Updates Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. This update is effective for annual and interim periods beginning after December 15, 2019, and interim periods within that reporting period. The adoption

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

1. Organization and Summary of Significant Accounting Policies, Continued:

of the new guidance on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies, and makes additions to the disclosure requirements on fair value measurements. The update was adopted as of January 1, 2020, and its adoption did not have a material impact on the Company’s financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Management is evaluating the impact of this update on the Company’s financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. We measure our investment in equity securities at fair value on a recurring basis.  The Company’s equity securities are valued using inputs observable in active markets and are therefore classified as Level 1 within the fair value hierarchy.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

2.  Property and Equipment

Property and equipment consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Furniture and Equipment	$193,769	$17,414
Leasehold Improvements	2,500	2,500
	196,269	19,914
Less: Accumulated Depreciation	(13,791)	(13,474)
Net Property and Equipment	$182,478	$6,440

Depreciation expense for the three months ended March 31, 2020 and 2019 was $317 and $779, respectively.

3.  Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(891,510)	(840,192)
Net Intangible Assets	$643,900	$695,218

Amortization expense for the three months ended March 31, 2020 and 2019 was $51,318 and $139,739, respectively.

Amortization of intangibles for each of the next five years is:

2021	$196,239
2022	$167,323
2023	$159,321
2024	$121,017

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017.  Cumulative impairment of the PrestoCorp goodwill totals $1,173,000 as of March 31, 2020 and December 31, 2019.

Goodwill in the amount of $336,667 was recorded as part of the acquisition of iBudtender that occurred on August 8, 2016. For the year ended December 31, 2019 the Company recorded a

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

3.  Intangibles and Goodwill, Continued:

$336,667 impairment of the iBudtender goodwill. The impairment of the iBudtender goodwill was due to delays in completion of the iBudTender software and mobile app, and failure to commence viable business operations, as well as the uncertainty surrounding the future of the business opportunity.  Cumulative impairment of the iBudTender goodwill totals $336,667 as of March 31, 2020 and December 31, 2019.

There were no additions, deletions, and impairments recognized in the three months ended March 31, 2020 and 2019.

4.  Related Party Transactions

The Company has received advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company, and a significant shareholder holding in excess of a 10% interest in the Company. As of March 31, 2020, and December 31, 2019, amounts due to the related parties were $1,084,020 and $1,018,520, respectively. During the three months ended March 31, 2020 and 2019, the Company recorded interest expense related to these advances at the rates between 5% and 8% per annum and in the amount of $13,552 and $10,843, respectively. The Company does not have written notes payable for these balances but has a verbal understanding with the related parties that written notes will be created in 2020 to reflect the balances due and payable December 31, 2025. At March 31, 2020 and December 31, 2019, there was $100,767 and $87,979, respectively, of accrued interest on these advances.

At March 31, 2020 and December 31, 2019, the Company had a note payable to the founder of iBudtender of $10,142 and $10,142, respectively, which is included in due to related parties on the consolidated balance sheets. The note earns interest at 0% and was due on December 2019. The note has not yet been paid pending further review of the iBudtender business and adjustment of the agreements between the parties.

During the three months ended March 31, 2020 and 2019, the Company incurred approximately $45,000 and $17,000, respectively, for consulting services from a nephew of the Company’s president. These services were paid in shares of the Company’s common stock.

During the three months ended March 31, 2020 and 2019, the Company paid officer and director compensation for services in shares of common stock in order to reduce operating cash flow requirements.  The shares were recorded at fair value at the time of issuance as compensation expense. See Note 6 regarding shares issued to related parties. These amounts totaled $196,674 and $0 at March 31, 2020 and March 31, 2019, respectively.  The amounts are included in the statements of operations in general and administrative expenses.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

5.  Investments.

In 2018, the Company purchased 10,000,000 shares of common stock of Medical Cannabis Payment Solutions (ticker:  REFG) in exchange for 1,000,000 units of Weed coins (valued at $200,000). At March 31, 2020, the fair value of the investment in REFG was adjusted to $67,000 based on the closing price of the stock on that date, which resulted in an unrealized gain on investment of $19,000 during the three month period ended March 31, 2020. At December 31, 2019, the fair value of the investment in REFG was adjusted to $48,000 based on the closing price of the stock on that date, which resulted in an unrealized loss on investment of $152,000 during the  year ended December 31, 2019.

6.  Stockholders’ Equity

Share Capital

The authorized capital of the Company consists of 45,000,000 shares of Common Stock with a par value of $0.001 and 5,000,000 shares of preferred stock issuable in series with such rights, preferences and conditions as the Board of Directors may establish.  The Company has designated and established the rights of Series A preferred stock (“Series A”) with a par value of $0.001.  The Company is authorized to issue up to 5,000,000 shares of Series A.  The holders of Series A are entitled to dividends if the Company declares a dividend on common shares, have no liquidation preference, have voting rights equal to 1 vote per share, and can be converted into one share of common at any time. In the three months ended March 31, 2020, a related party converted 80,337 preferred shares into 80,337 shares of common stock. No preferred shares were converted in the three months ended March 31, 2019.

Shares of Stock issued for Asset Acquisition

In the three months ended March 31, 2020, the Company acquired assets and established GK Manufacturing and Packaging, Inc. (“GKMP”) to conduct contract manufacturing operations for customers seeking to obtain CBD infused products, including salves, tinctures, edibles, and other products containing CBD. In connection with the acquisition, the Company issued two key individuals an aggregate of 100,000 shares of common stock with a fair value of $109,000 for a 51% interest in GKMP. Assets acquired included inventory needed for manufacturing the CBD products, a packaging line, and other manufacturing equipment. The assets were valued at $213,725, of which $104,725 relates to the 49% non-controlling interest. GKMP also assumed the payments on a lease for equipment, agreed to provide up to $500,000 of additional working capital to GKMP, and agreed to an earnout provision where additional shares of common stock may become issuable to the key individuals in the event certain performance standards are met. See Note 7.

Upon completion of the acquisition of assets for GKMP, GKMP entered into employment agreements with the two key individuals. The employment agreements are terminable at any time

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

6.  Stockholders’ Equity, Continued:

with or without cause, but in the event of termination without cause, the salary will continue for six months. Salary for the president of GKMP is set at $65,000 per annum and salary for the Vice President – Sales and Marketing is set at $50,000 per annum.  The agreements also provide the individuals with expense reimbursements and other employee benefits comparable to those being offered to the other employees of the Company. Currently, GKMP has not established any other employee benefit programs. The 49% non-controlling interest is considered a related party to the Company because the non-controlling interest is owned, in part by the president of GKMP.

The completion of the GKMP asset acquisition resulted in payment of a finder’s fee to an unrelated party. The finder’s fee was paid by issuance of 50,000 shares of common stock with a fair value at the time of issuance of $36,000.

2017 Stock Plan

On July 28, 2017, the Company adopted the Cannabis Sativa 2017 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company.  The Company authorized up to 3,000,000 shares of common stock to be issued pursuant to the 2017 Stock Plan. At March 31, 2020, the Company was authorized to issue up to 954,720 additional shares under the 2017 Stock Plan.

Warrants

At March 31, 2020 and December 31, 2019, the Company had outstanding warrants to purchase 125,000 shares and 174,900 shares of the Company’s common stock, respectively. The exercise price on 125,000 warrants was $0.80 per share and these warrants expire in November 2022. The exercise price on 49,900 warrants was $2.00 per share and these warrants expired February 1, 2020.

Securities Issuances for Acquisitions and Services

During the quarter ended March 31, 2020, shares of common stock and preferred stock were issued to related and non-related parties for services. The following table breaks out the issuances by type of transaction and by related and non-related parties under the plan.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

6.  Stockholders’ Equity, Continued:

Three months ended March 31, 2020
	Acquistions		Services			Total
Related Parties	Common	Value	Common	Preferred	Value	Common	Preferred	Value
David Tobias, Officer, Director	-	$-	-	89,286	$42,857	-	89,286	$42,857
Brad Herr, Officer, Director	-	-	131,964	-	63,342	131,964	-	63,342
Robert Tankson, Director	-	-	84,326	-	40,476	84,326	-	40,476
Cathy Carroll, Director	-	-	89,286	-	42,857	89,286	-	42,857
Trevor Reed, Director	-	-	14,881	-	7,142	14,881	-	7,142
Total for related parties	-	$-	320,457	89,286	$196,674	320,457	89,286	$196,674

Related parties - acquistion	100,000	$109,000	652,923	-	$395,401	752,923	-	$504,401

Aggregate Totals	100,000	$109,000	973,380	89,286	$592,075	1,073,380	89,286	$701,075

During the three months ended March 31, 2020, David Tobias, Chief Executive Officer and Director, converted 80,337 shares of preferred stock into common stock in accordance with the terms of the preferred stock. No preferred shares were converted in the three months ended March 31, 2019

During the quarter ended March 31, 2019, shares of common stock were issued to non-related parties. The following table breaks out the issuances by type of transaction and by related and non-related parties under the plan.

Three months ended March 31, 2019	Services
	Common	Preferred	Value
Unrelated parties issued	35,000	-	$ 116,000
Unrelated Parties Cancelled	(70,000)	-	-
Aggregate Totals	(35,000)	-	$ 116,000

Stock Payable

At December 31, 2019, there was a balance of $640,685 in stock payable.  The balance in stock payable at December 31, 2019 was paid through issuance of 223,214 preferred shares and 963,238 common shares of stock in the quarter ended March 31, 2020.  Of these shares issued, 223,214 shares of preferred stock and 521,411 shares of common stock valued in the aggregate at $196,674 were issued to officers and directors of the Company. The balance in stock payable at March 31, 2020 was $0.

At December 31, 2018, there was a balance of $532,146 in stock payable.  The balance in stock payable at December 31, 2018 was paid through issuance of 39,391 preferred shares and 127,061 common shares of stock in the quarter ended March 31, 2019.  Of these shares issued, 39,391 shares of preferred stock and 85,681 shares of common stock, valued in the aggregate at $340,198 were issued to officers and directors of the Company.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

7.  Commitments and Contingencies

Leases.  The Company renewed a lease in Mesquite, Nevada in November 2019 on a month to month basis at a cost of $600 per month. The Company terminated the lease at the end of February 2020, and now operates out of a virtual office maintained by our Chief Executive Officer.

PrestoCorp leases office space through WeWork in New York for $2,444 per month on a month to month arrangement. Until February 2019, PrestoCorp also leased space in San Francisco for $2,800 per month. PrestoCorp terminated its lease and closed its office in San Francisco as of the end of February 2019.  Primary operations for PrestoCorp are now based in New York City.  Rent expense for PrestoCorp for the three months ended March 31, 2020 and 2019 was $7,322 and $8,044, respectively.

GKMP leases a commercial printer used in its manufacturing and packaging operations. The Company assumed the lease as part of the acquisition of GKMP’s assets (see Note 6).   On the date it was assumed, the Company recognized an operating lease liability and a right of use asset of $23,286.  To calculate the liability and right of use asset, the Company utilized a 10% incremental borrowing rate to discount the future rent payments of $683 per month over the remaining lease term of 40 months.   For the quarter ended March 31, 2020, the Company recognized $683 in rent expense in the consolidated statements of operations.  At March 31, 2020, the remaining lease term is 39 months.   The lessor holds a deposit of $1,250 on the lease.   Future minimum lease payments over the remaining term are as follows:

Nine months ended December 31, 2020	$6,143
Twelve months ended December 31, 2021	8,190
Twelve months ended December 31, 2022	8,190
Six months ended June 30, 2023	4,095
Total	26,618
Less imputed interest	(5,498)
Net lease liability	21,120
Current portion	(6,498)
Long term	$14,622

Litigation.  In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of March 31, 2020, one claim was pending or threatened relating to general business disputes and accounts payable for services. Management believes the outcome of currently pending claim is not likely to have a material effect on our consolidated financial position and results of operations.

Shares in Escrow.  At March 31, 2020 and December 31, 2019, the Company has 419,475 shares of common stock in escrow as part of the acquisition of PrestoCorp. These shares are issuable in certain circumstances to the principals of PrestoCorp based on performance of the PrestoCorp business in 2020 and 2021.  The escrow account originally contained 629,213 shares of common

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

7.  Commitments and Contingencies, Continued:

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

Contingent Consideration. In connection with the GKMP asset acquisiton, the Company agreed to pay additional consideration to the two key individuals employed by GKMP upon achievement of certain performance goals. If GKMP net revenues exceed $3,000,000 and net income exceeds 25% of net revenues in the year ended December 31, 2020, an additional $1,000,000 in consideration will be due to the key individuals. If GKMP net revenues exceed $6,000,000 and net income exceeds 25% of net revenues in the year ended December 31, 2020, an additional $500,000 in consideration will be due to the key individuals ($1,500,000 in the aggregate). This amount is payable in stock at the average closing price of the shares in the five trading days prior to the date of payment.

Working Capital Obligation. In connection with the GKMP asset acquisition, the Company agreed to provide up to an additional $500,000 in working capital to GKMP.  These amounts are recorded as investment in GKMP by CBDS and as equity on the books of GKMP and are eliminated in the consolidation.  Due to the ownership structure of GKMP, 49% of the working capital payments from the Company to GKMP benefit the holders of the non-controlling interest.

8.   COVID- 19:

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