Form 10-K/A
period 2019-12-31
Cannabis Sativa, Inc.
filed 2020-07-09
CIK 1360442

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

None.

[EXPLANATORY NOTE:  This Form 10-K/A has been filed to amend the Issuer’s Form 10-K for the fiscal year ended December 31, 2019, filed on May 14, 2020 (the “Original Filing”).  The purpose of this amendment is to add disclosure required by the Securities and Exchange Commission’s March 4, 2020, Order (Release No. 34-88318), as modified on March 25, 2020, (Release No. 34-88465) dealing with permitted extensions of filing deadlines as a result of the impact of COVID-19.  All information and disclosure, including exhibits, in the Original Filing remain in full force and effect as augmented by the disclosure below.]

When we filed the Form 10-K for the fiscal year ended December 31, 2019, we relied on the Securities and Exchange Commission’s March 4, 2020, Order (Release No. 34-88318), as modified on March 25, 2020, (Release No. 34-88465) dealing with permitted extensions of filing deadlines as a result of the impact of COVID-19. The reasons why we could not file the 10-K on a timely basis are as follows:

On March 23, 2020, Washington State Governor, Jay Inslee, announced a statewide “stay at home” order in an attempt to prevent the further spread of COVD-19 in the state. The order asked all Washingtonians to remain home unless they had an essential reason for going out. The Issuer’s CFO and auditor reside in the State of Washington. The Issuer also has staff in remote locations of Florida, Nevada, California, and New York, and each of those states have also been hit with varying impacts due to COVID-19. The disruptions in transportation, staffing, and technology systems, as well as the stress on the workforces of the Issuer and the auditor since March 13, 2020, limited the timeliness of responses from the Issuer to the auditor’s inquiries, the ability of the Issuer to gather and review documentation needed for the audit, and limited the timeliness of the Form 10-K drafting and editing process. This in turn, delayed the completion of the Form 10-K.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location
31.1	31	Section 302 Certification of Chief Financial Officer	This Filing
31.2	31	Section 302 Certification of Chief Executive Officer	This Filing

[SIGNATURES ON NEXT PAGE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.
(Registrant)

Dated: July 9, 2020	By: /s/ David Tobias
David Tobias
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Tobias
Dated: July 9, 2020	David Tobias
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Brad E. Herr
Dated: July 9, 2020	Brad E. Herr
Chief Financial Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Catherine Carroll
Dated: July 9, 2020	Catherine Carroll
Director

/s/ Trevor Reed
Dated: July 9, 2020	Trevor Reed
Director

/s/ Robert N. Tankson III
Dated: July 9, 2020	Robert N. Tankson III
Director