Form 10-Q/A
period 2020-03-31
Cannabis Sativa, Inc.
filed 2020-07-09
CIK 1360442

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

[EXPLANATORY NOTE:  This Form 10-Q/A has been filed to amend the Issuer’s Form 10-Q for the fiscal quarter ended March 31, 2020, filed on June 29, 2020 (the “Original Filing”).  The purpose of this amendment is to add disclosure required by the Securities and Exchange Commission’s March 4, 2020, Order (Release No. 34-88318), as modified on March 25, 2020, (Release No. 34-88465) dealing with permitted extensions of filing deadlines as a result of the impact of COVID-19.  All information and disclosure, including exhibits, in the Original Filing remain in full force and effect as augmented by the disclosure below.]

When we filed the Form 10-Q for the fiscal quarter ended March 31, 2020, we relied on the Securities and Exchange Commission’s March 4, 2020, Order (Release No. 34-88318), as modified on March 25, 2020, (Release No. 34-88465) dealing with permitted extensions of filing deadlines as a result of the impact of COVID-19. The reasons why we could not file the 10-Q on a timely basis are as follows:

During the normal preparation time table for the 10-Q, the State of Washington was subject to a “stay at home” order in an attempt to prevent the further spread of the COVID-19 virus. The order asked all Washingtonians to remain home unless they had an essential reason for going out. The Issuer’s CFO and auditor reside in the State of Washington. The Issuer also has staff in remote locations of Florida, Nevada, California, and New York, and each of those states have also been hit with varying impacts due to COVID-19. The disruptions in transportation, staffing, and technology systems, as well as the stress on the workforces of the Issuer and the reviewing auditor limited the timeliness of responses from the Issuer to the auditor’s inquiries, the ability of the Issuer to gather and review documentation needed for the Form 10-Q, and limited the timeliness of the Form 10-Q drafting and editing process. These same complications had delayed the completion and the filing of our Form 10-K until May 14, 2020, one day prior to the normal filing deadline of the Form 10-Q, thereby making it impossible to prepare and file the Form 10-Q on a timely basis.

Item 6.  Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document

31.1	31	Section 302 Certification of Principal Executive Officer
31.2	31	Section 302 Certification of Principal Financial Officer

(SIGNATURES)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.

Date:  July 9, 2020

By: /s/ David Tobias
David Tobias, Chief Executive Officer
By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer and
Principal Accounting Officer