Form 10-Q
period 2020-06-30
Cannabis Sativa, Inc.
filed 2020-08-12
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2020
or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

☐ Yes ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer's Common Stock outstanding as of August 5, 2020, is 25,319,538.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Attached after signature page.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Three Months Ended June 30, 2020 compared with the Three Months Ended June 30, 2019

	Three Months Ended
	A	B	B-A
	June 30, 2019	June 30, 2020	Change	Change %
REVENUE	$ 151,063	$ 721,095	$ 570,032	377%
Cost of Sales	69,588	282,283	212,695	306%
Cost of sales % of total sales	46%	39%	-7%
Gross Profit	81,475	438,812	357,337	439%
Gross profit % of sales	54%	61%	7%
OPERATING EXPENSES
Professional fees	42,680	210,176	167,496	392%
Depreciation and amortization	140,399	53,016	(87,383)	-62%
Wages and salaries	92,342	163,894	71,552	77%
Advertising	28,335	125,392	97,057	343%
General and administrative	316,520	344,680	28,160	9%
Total operating expenses	620,276	897,158	276,882	45%
NET LOSS FROM OPERATIONS	(538,801)	(458,346)	80,455	-15%

Revenues, cost of revenues and gross profit for the three-month periods ended June 30, 2020 and 2019 are included in the above table.  The fluctuation in these numbers is primarily the result of significant increases in patient visits due to expanded market coverage and the generally increasing acceptance of telehealth platforms in the age of the Covid-19 pandemic.

Revenues grew 377% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Of this increase, approximately 98% was attributable to Presto Doctor and 2% from our start-up operations in GKMP. This large increase in revenue in Presto Doctor is the result of expanded market area, increased advertising which drove an increase in patient visits to our online platform, and a general increase in consumer awareness of the PrestoDoctor brand. The Company now operates in the states of California, Nevada, New York, Oklahoma, Missouri, and Pennsylvania and recently opened in Illinois. The Company is currently exploring expansion opportunities in additional states, including Ohio, Virginia, and Massachusetts.

Net operating loss for the three-month period ended June 30, 2020 was $458,346 compared to net loss of $538,801 for the three-month period ended June 30, 2019.  The decrease in net operating loss resulted primarily from an increase in revenue from PrestoCorp and a corresponding 7% improvement in the gross profit as a percent of sales.

Total operating expenses were $897,158 for the three-month period ended June 30, 2020 and $620,276 for the three-month period ended June 30, 2019.  The increase in total operating costs was largely attributable to increases personnel, the addition of GKMP, and increases in activity brought on by the significant increase in revenue and patient load at PrestoDoctor. The Company significantly reduced its depreciation and amortization expense due to impairment of amortizable intangible assets taken in the year ended December 31, 2019. Management expects that operating costs will continue to increase as revenues rise, but the increases in operating costs are expected to rise at a slower rate than revenue due to expected efficiencies of scale.

Six Months Ended June 30, 2020 compared with the Six Months Ended June 30, 2019

	Six Months Ended
	A	B	B-A
	June 30, 2019	June 30, 2020	Change	Change %
REVENUE	$ 251,345	$ 1,214,235	$ 962,890	383%
Cost of Sales	115,197	469,618	354,421	308%
Cost of sales % of total sales	46%	39%	-7%
Gross Profit	136,148	744,617	608,469	447%
Gross profit % of sales	54%	61%	7%
OPERATING EXPENSES
Professional fees	296,768	489,262	192,494	65%
Depreciation and amortization	280,917	104,651	(176,266)	-63%
Wages and salaries	124,976	348,803	223,827	179%
Advertising	61,488	212,480	150,992	246%
General and administrative	648,615	720,542	71,927	11%
Total operating expenses	1,412,764	1,875,738	462,974	33%
NET LOSS FROM OPERATIONS	(1,276,616)	(1,131,121)	145,495	-11%

Revenues, cost of revenues and gross profit for the six-month periods ended June 30, 2020 and 2019 are included in the above table.  The fluctuation in these numbers is primarily the result of significant increases in patient visits due to expanded market coverage and the generally increasing acceptance of telehealth platforms in the age of the Covid-19 pandemic.

Revenues grew 383% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  Of this increase, approximately 99% was attributable to Presto Doctor and 1% from our start-up operations in GKMP. This large increase in revenue in Presto Doctor is the result of expanded market area, increased advertising which drove an increase in patient visits to our online platform, and a general increase in consumer awareness of the

PrestoDoctor brand. The Company now operates in the states of California, Nevada, New York, Oklahoma, Missouri, and Pennsylvania and recently opened in Illinois. The Company is currently exploring expansion opportunities in additional states, including Ohio, Virginia, and Massachusetts.

Net operating loss for the three-month period ended June 30, 2020 was $1,131,121 compared to net loss of $1,276,616 for the six-month period ended June 30, 2019.  The decrease in net operating loss resulted primarily from an increase in revenue from PrestoCorp and a corresponding 7% improvement in the gross profit as a percent of sales.

Total operating expenses were $1,875,738 for the six-month period ended June 30, 2020 and $1,412,764 for the six-month period ended June 30, 2019.  The increase in total operating costs was largely attributable to increases personnel, the addition of GKMP, and to increases in activity brought on by the significant increase in revenue and patient load. The Company also significantly reduced its depreciation and amortization expense due to impairment of amortizable intangible assets taken in the year ended December 31, 2019. Management expects that operating costs will continue to increase as revenues rise, but the increases in operating costs are expected to rise at a slower rate than revenue due to expected efficiencies of scale.

Liquidity and Capital Resources

Net cash provided by operating activities for the six-month period ended June 30, 2020, was $23,218. During the same period, our cash increased by $123,782.  The Company generated $107,742 in the six months from advances from related parties, and applied a $50,000 advance as partial consideration for the acquisition of assets by GK Manufacturing and Packaging, Inc., a newly formed contract manufacturing entity that is owned 51% be the Company.  We also reported $1,083,539 during the six-month period from issuance of common and preferred stock as compensation for services performed by officers, directors, and contractors. On June 30, 2020, our cash position was $459,889, primarily derived from our PrestoCorp operations.  We have funding obligations totaling approximately $130,000 for GK Manufacturing in the coming months. Given the level of operations in our second quarter, we expect that additional funds will be required. Management is currently evaluating several fund-raising alternatives including private placement of equity securities, a secondary public offering, and various debt instruments. In addition, key members of management have indicated a willingness to provide additional operating capital from time to time.  Based on all of these considerations, we believe we will have sufficient capital to operate the business for the next twelve months.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred a net loss of $1,129,507 and $1,300,596, respectively, for the six-month periods ended June 30, 2020, and 2019, and had an accumulated deficit of $75,961,660 as of June 30, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently seeking to raise money for working capital purposes through a private placement of equity capital and is evaluating other opportunities to raise capital from a public offering or the sale of convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended June 30, 2020, the board of directors issued 211,644 shares of unregistered common stock and 79,366 shares of unregistered preferred stock to six persons in exchange for services rendered to the Company. These unregistered shares were in addition to an aggregate of 421,602 common shares that were registered for resale on Form S-8.  The unregistered shares were valued at the closing price of the shares in the OTCQB Market on the dates of issuance. The issuances of the unregistered shares were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the recipients of the shares were persons closely associated with the Company and the issuance of the shares did not involve any public offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Notes

3.1	3	Articles of Incorporation	(1)
3.2	3	Bylaws	(1)
31.1	31	Section 302 Certification of Principal Executive Officer
31.2	31	Section 302 Certification of Principal Financial Officer
32.1	32	Section 1350 Certification of Principal Executive Officer
32.2	32	Section 1350 Certification of Principal Financial Officer
101.INS		XBRL Instance Document	(2)
101.SCH		XBRL Taxonomy Extension Schema	(2)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase	(2)
101.DEF		XBRL Taxonomy Extension Definition Linkbase	(2)
101.LAB		XBRL Taxonomy Extension Label Linkbase	(2)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase	(2)

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

Date:  August 12, 2020

By: /s/ David Tobias
David Tobias, Chief Executive Officer
By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer and
Principal Accounting Officer

CANNABIS SATIVA, INC.

Contents

Page

FINANCIAL STATEMENTS – for the quarterly period ended June 30, 2020 (unaudited):

Condensed consolidated balance sheets FS - 2

Condensed consolidated statements of operations               FS - 3

Condensed consolidated statements of changes in stockholders’ equityFS - 4

Condensed consolidated statements of cash flowsFS - 5

Notes to condensed consolidated financial statementsFS – 6 through FS – 20

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$ 459,889	$ 336,107
Accounts receivable, net	4,701	4,551
Prepaid consulting and other current assets	12,669	3,999
Advance for acquisition	—	50,000
Inventories	64,605	—
Total Current Assets	541,864	394,657

Other Assets
Investment in equity security, at fair value	78,000	48,000
Property and equipment, net	226,091	6,440
Intangible assets, net	592,582	695,218
Deposits and other assets	51,519	—
Right to use asset	61,367	—
Goodwill	1,837,202	1,837,202
Total Other Assets	2,846,761	2,586,860

Total Assets	$ 3,388,625	$ 2,981,517

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$ 117,179	$ 73,579
Accrued interest - related parties	114,621	87,979
Due to related parties	1,126,262	1,018,520
Operating lease liability - current	29,191	—
Total Current Liabilities	1,387,253	1,180,078

Long-Term Liabilities
Operating lease liability - long term	32,176	—
Stock payable	—	640,685
Total Long-Term Liabilities	32,176	640,685

Total Liabilities	1,419,429	1,820,763

Commitments and contingencies (Notes 6 and 7)

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized;
1,073,543 and 1,021,849 issued and outstanding, respectively	1,073	1,021
Common stock $0.001 par value; 45,000,000 shares authorized;
25,319,538 and 22,224,199 shares issued and outstanding, respectively	25,321	22,226
Additional paid-in capital	76,664,109	74,834,032
Accumulated deficit	(75,961,660)	(74,855,147)

Total Cannabis Sativa, Inc. Stockholders' Equity	728,843	2,132

Non-Controlling Interests	1,240,353	1,158,622

Total Stockholders' Equity	1,969,196	1,160,754

Total Liabilities and Stockholders' Equity	$ 3,388,625	$ 2,981,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the three months ended June 30,			For the six months ended June 30,
	2020		2019	2020	2019

Revenues	$ 721,095		$ 151,063	$ 1,214,235	$ 251,345

Cost of Revenues	282,283		69,588	469,618	115,197
		`
Gross Profit	438,812		81,475	744,617	136,148

Operating Expenses
Professional fees	210,176		42,680	489,262	296,768
Depreciation and amortization	53,016		140,399	104,651	280,917
Wages and salaries	163,894		92,342	348,803	124,976
Advertising	125,392		28,335	212,480	61,488
General and administrative	344,680		316,520	720,542	648,615

Total Operating Expenses	897,158		620,276	1,875,738	1,412,764

Loss from Operations	(458,346)		(538,801)	(1,131,121)	(1,276,616)

Other (Income) and Expenses
Unrealized gain on investment	(11,000)		—	(30,000)	—
Interest expense	14,834		13,137	28,386	23,980

Total Other (Income) Expenses, Net	3,834		13,137	(1,614)	23,980

Loss Before Income Taxes	(462,180)		(551,938)	(1,129,507)	(1,300,596)

Income Taxes	-		—	—	—

Net Loss for the Period	(462,180)		(551,938)	(1,129,507)	(1,300,596)
Net loss attributable to non-controlling interest - GK Manufacturing	(73,047)		—	(127,400)	—
Net loss attributable to non-controlling interest - iBudTender	(970)		(12,861)	(1,939)	(25,296)
Net income (loss) attributable to non-controlling interest - PrestoCorp	101,943		(28,119)	106,345	(41,583)

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$ (490,106)		$ (510,958)	$ (1,106,513)	$ (1,233,717)

Net Loss for the Period per Common Share:
Basic & Diluted	$ (0.02)		$ (0.02)	$ (0.05)	$ (0.06)

Weighted Average Common Shares Outstanding:
Basic & Diluted	24,738,613		21,454,193	24,323,148	21,446,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
UNAUDITED

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest - Prestocorp	Non-controlling Interest - iBudTender	Non-controlling Interest - GK Manufacturing	Total

Balance - April 1, 2019	798,835	$ 799	21,408,262	$ 21,410	$ 73,541,728	$(71,641,520)	$ 1,092,030	$ 111,020	$ —	$ 3,125,467
Shares issued for services	40,946	40	105,842	106	377,449	—	—	—	—	377,595
Net loss for the period	—	—	—	—	—	(510,958)	(28,118)	(12,862)	—	(551,938)
Balance - June 30, 2019	839,781	$ 839	21,514,104	$ 21,516	$ 73,919,177	$(72,152,478)	$ 1,063,912	$ 98,158	$ —	$ 2,951,124

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest - Prestocorp	Non-controlling Interest - iBudTender	Non-controlling Interest - GK Manufacturing	Total

Balance - April 1, 2020	1,254,012	$ 1,254	24,341,154	$ 24,342	$ 76,173,444	$(75,471,554)	$ 1,111,882	$ 50,173	$ 50,372	$ 1,939,913
Conversion of Preferred to Common	(259,835)	(260)	259,835	260	—	—	—	—	—	—
Shares issued for services	79,366	79	718,549	719	490,665	—	—	—	—	491,463
Net income (loss) for the period	—	—	—	—	—	(490,106)	101,943	(970)	(73,047)	(462,180)
Balance - June 30, 2020	1,073,543	$ 1,073	25,319,538	$ 25,321	$ 76,664,109	$(75,961,660)	$ 1,213,825	$ 49,203	$ (22,675)	$ 1,969,196

							Non-controlling Interest - Prestocorp	Non-controlling Interest - iBudTender	Non-controlling Interest - GK Manufacturing
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit				Total
	Shares	Amount	Shares	Amount

Balance - January 1, 2019	759,444	$ 759	21,316,201	$ 21,318	$ 72,971,563	$(70,918,761)	$ 1,105,495	$ 123,454	$ —	$ 3,303,828
Cancellation and retirement of shares	—	—	(70,000)	(70)	70	—	—	—	—	—
Shares issued for services	40,946	41	140,842	141	493,414	—	—	—	—	493,596
Shares issued for stock payable	39,391	39	127,061	127	454,130	—	—	—	—	454,296
Net loss for the period	—	—	—	—	—	(1,233,717)	(41,583)	(25,296)	—	(1,300,596)
Balance - June 30, 2019	839,781	$ 839	21,514,104	$ 21,516	$ 73,919,177	$(72,152,478)	$ 1,063,912	$ 98,158	$ —	$ 2,951,124

							Non-controlling Interest - Prestocorp	Non-controlling Interest - iBudTender	Non-controlling Interest - GK Manufacturing
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit				Total
	Shares	Amount	Shares	Amount

Balance - January 1, 2020	1,021,849	$ 1,021	22,224,199	$ 22,226	$ 74,834,032	$(74,855,147)	$ 1,107,480	$ 51,142	$ —	$ 1,160,754
Conversion of Preferred to Common	(340,172)	(340)	340,172	340	—	—	—	—	—	—
Purchase of GK Manufacturing	—	—	100,000	100	108,900	—	—	—	104,725	213,725
Shares issued for services	168,652	169	1,691,929	1,692	1,081,678	—	—	—	—	1,083,539
Shares issued for stock payable	223,214	223	963,238	963	639,499	—	—	—	—	640,685
Net income (loss) for the period	—	—	—	—	—	(1,106,513)	106,345	(1,939)	(127,400)	(1,129,507)
Balance - June 30, 2020	1,073,543	$ 1,073	25,319,538	$ 25,321	$ 76,664,109	$(75,961,660)	$ 1,213,825	$ 49,203	$ (22,675)	$ 1,969,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the Six Months Ended June 30,	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (1,129,507)	$ (1,300,596)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad Debts	—	1,509
Unrealized gain on investment	(30,000)	—
Depreciation and amortization	104,651	280,917
Stock issued and to be issued for services	1,083,539	912,476
Write off of prior year stock payable	—	(77,850)
Changes in Assets and Liabilities:
Accounts receivable	(150)	1,434
Inventories	(16,618)	5,714
Prepaid consulting and other current assets	(8,670)	2,478
Deposits and other assets	(50,269)	—
Accounts payable and accrued expenses	43,600	35,860
Accrued interest - related parties	26,642	—
Net Cash Provided by (Used in) Operating Activities:	23,218	(138,058)

Cash Flows from Investing Activities:
Purchase of fixed assets	(57,178)	—
Advance to GK settled with asset acquisition	50,000	—
Net Cash Used in Investing Activities:	(7,178)	—

Cash Flows from Financing Activities:
Proceeds from related parties	107,742	45,945
Net Cash Provided by Financing Activities:	107,742	45,945

NET CHANGE IN CASH	123,782	(92,113)

CASH AT BEGINNING OF PERIOD	336,107	151,946

CASH AT END OF PERIOD	$ 459,889	$ 59,833

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities:
Net asset acquisition acquired with shares of common stock	$ 213,725	$ —
Common stock issued from stock payable	$ 640,685	$ 454,296
Operating lease liablility from acquiring right to use asset	$ 61,367	$ —

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

Nature of Business:

Cannabis Sativa, Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.  We operate through several subsidiaries including PrestoCorp, Inc. (“PrestoCorp”), iBudtender, Inc. (“iBudtender”), Wild Earth Naturals, Inc. (“Wild Earth”), Kubby Patent and Licenses Limited Liability Company, (“KPAL”), Hi Brands, International, Inc. (“Hi Brands”), GK Manufacturing and Packaging, Inc. (“GKMP”), and Eden Holdings LLC (“Eden”).  PrestoCorp and GK Manufacturing are both 51% owned subsidiaries and iBudtender is a 50.1% owned subsidiary. Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. Currently, PrestoCorp, GKMP and iBudtender are operating subsidiaries, although iBudtender is not currently generating any revenue. The Company is reviewing opportunities for business development relating to Wild Earth, KPAL, and Hi Brands. Eden is not operating and had no activity for the six months ended June 30, 2020 and 2019.

Our primary operations in the six months ended June 30, 2020 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. GKMP commenced operations during the second quarter of 2020. The Company is also actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries. iBudtender is also working to complete and commercialize an application (the iBudtender App) that will provide a convenient means for sharing information about cannabis products, patients and businesses.

Basis of Presentation:

The fiscal year end is December 31. The accompanying condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management all material adjustments (consisting only of normal recurring adjustments) which are considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations expected for the year ending December 31, 2020.

The interim financial statements should be read in conjunction with the audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2019 as filed with the United States Securities and Exchange Commission on May 14, 2020.

1. Organization and Summary of Significant Accounting Policies, Continued:

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of Cannabis Sativa, Inc. (the “Company” or “CBDS”), and its wholly-owned subsidiaries; Wild Earth Naturals, Inc., Hi-Brands International, Inc., Eden Holdings LLC, our 50.1% ownership of iBudtender Inc., our 51% ownership of PrestoCorp, and our 51% ownership of GK Manufacturing Inc., (collectively referred to as the “Company”).  All significant inter-company balances have been eliminated in consolidation. We hold controlling interests in iBudTender, PrestoCorp and GK Manufacturing and exercise control through management practices and oversight by the Company’s Board of Directors.  GK Manufacturing was established in February 2020.

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

Going Concern:

The Company has an accumulated deficit of $75,961,660 at June 30, 2020, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

1. Organization and Summary of Significant Accounting Policies, Continued:

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

Inventories:

Inventory costs, when applicable, include those costs directly attributable to the manufacture of the product before sale. Inventory consists of raw materials and finished goods and is carried at the lower of cost or net realizable value, using the first-in, first-out method of determining cost. As of June 30, 2020, the Company had $64,605 in inventory relating to GKMP. Inventory consists of the raw materials and packaging used to manufacture cannabidiol (“CBD”) infused products for our customers. As of December 31, 2019, the Company had no inventory.

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

1. Organization and Summary of Significant Accounting Policies, Continued:

Net Loss per Share:

Net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. At June 30, 2020 and 2019 the Company had 125,000 and 49,900 outstanding warrants, respectively, that would be dilutive to future periods net income. Also, at June 30, 2020 and 2019 the Company had 1,073,543 and 839,781 shares of convertible Series A preferred stock, respectively, that would be dilutive to future periods net income.  See Note 6.

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

1. Organization and Summary of Significant Accounting Policies, Continued:

Revenue Recognition: - continued

With the recent addition of GKMP, the Company is also reporting revenue from manufacturing operations.  The Company recognizes revenue from manufacturing operations when the products are shipped to the customer. Shipment terms are FOB origination.

In the three and six-month periods ended June 30, 2020, the operations of GKMP were still in the start-up phase and generated approximately $14,000 in total revenue, substantially all of which occurred in the three-month period ended June 30, 2020. The Company’s other product line consists of the telehealth business of PrestoCorp, which reported approximately $707,000 and $1,200,000 in revenue in the three and six-month periods ended June 30, 2020, respectively. All revenue in the respective 2019 periods was from the telehealth business.  In future periods, the Company will report each segment separately.

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

1. Organization and Summary of Significant Accounting Policies, Continued:

using the income approach. An impairment charge is recognized for the excess of the carrying value of goodwill for the reporting unit over its implied fair value.

Advertising Expense:

Advertising costs are expensed as incurred and are broken out separately in the accompanying consolidated statements of operations. Advertising costs for the three and six months ended June 30, 2020 were $125,392 (2019: $28,335) and $212,480 (2019: $61,488), respectively.

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

Leases:

The Company determines if an arrangement is a lease, or contains a lease, at the inception of an arrangement. If the Company determines that the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or finance lease. Operating and finance leases result in recording a right-of-use (“ROU”) asset and lease liability on the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying

1. Organization and Summary of Significant Accounting Policies, Continued:

Leases: - continued

asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease ROU assets and operating lease liabilities, the Company uses the non-cancellable lease term plus options to extend that it is reasonably certain to exercise. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company’s leases generally do not provide an implicit rate.

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

Recent Accounting Pronouncements:

Accounting Standards Updates Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. This update is effective for annual and interim periods beginning after December 15, 2019, and interim periods within that reporting period. The adoption of the new guidance on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies, Continued:

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

2.  Property and Equipment

Property and equipment consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Furniture and Equipment	$ 224,265	$ 17,414
Leasehold Improvements	17,315	2,500
	241,580	19,914
Less: Accumulated Depreciation	(15,489)	(13,474)
Net Property and Equipment	$ 226,091	$ 6,440

Depreciation expense for the three and six months ended June 30, 2020 was $1,698 (2019: $659) and $2,015 (2019: $1,438), respectively.

3.  Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
CBDS.com website (Cannabis Sativa)	$ 13,999	$ 13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(942,828)	(840,192)
Net Intangible Assets	$ 592,582	$ 695,218

3.  Intangibles and Goodwill, Continued:

Amortization expense for the three and six months ended June 30, 2020 were $52,756 (2019: $139,739) and $102,636 (2019: $279,479), respectively.

Amortization of intangibles for each of the next five years is:

2021	$187,206
2022	$169,142
2023	$153,137
2024	$ 83,097

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017.  Cumulative impairment of the PrestoCorp goodwill totals $1,173,000 as of June 30, 2020 and December 31, 2019.

Goodwill in the amount of $336,667 was recorded as part of the acquisition of iBudtender that occurred on August 8, 2016. For the year ended December 31, 2019 the Company recorded a $336,667 impairment of the iBudtender goodwill. The impairment of the iBudtender goodwill was due to delays in completion of the iBudtender software and mobile app, and failure to commence viable business operations, as well as the uncertainty surrounding the future of the business opportunity.  Cumulative impairment of the iBudtender goodwill totals $336,667 as of June 30, 2020 and December 31, 2019.

There were no additions, deletions, and impairments recognized in the six months ended June 30, 2020 and 2019. The Company considered the impact of the COVID-19 impact on intangible assets for the interim period ended June 30, 2020 and concluded that an interim impairment analysis is not necessary.  The Company’s telehealth business has been positively impacted by the pandemic.

4.  Related Party Transactions

The Company has received advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company, and a significant shareholder holding in excess of a 10% interest in the Company. As of June 30, 2020, and December 31, 2019, amounts due to the related parties were $1,126,262 and $1,018,520, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded interest expense related to these advances at the rates between 5% and 8% per annum and in the amount of $28,386 and $23,980, respectively. The Company does not have written notes payable for these balances but has a verbal understanding with the related parties that written notes will be created in 2020 to reflect the balances due and payable December 31, 2025. These balances were classified as current liabilities as of June 30, 2020 as the written notes have not yet been finalized.  New advances in the six months ended June 30, 2020 were $107,742.

4.  Related Party Transactions, Continued:

At June 30, 2020 and December 31, 2019, the Company had a note payable to the founder of iBudtender of $10,142 and $10,142, respectively, which is included in due to related parties on the consolidated balance sheets. The note earns interest at 0% and was due on December 2019. The note has not yet been paid pending further review of the iBudtender business and adjustment of the agreements between the parties.

In the three and six months ended June 30, 2020, the Company incurred approximately $37,778 (2019: $16,667) and $88,000 (2019: $35,000), respectively, for consulting services from a nephew of the Company’s president. These services were paid in shares of the Company’s common stock.

The Company paid officer and director compensation for services in shares of common stock in order to reduce operating cash flow requirements.  The shares were recorded at fair value at the time of issuance as compensation expense. See Note 6 regarding shares issued to related parties. In the three and six months ended June 30, 2020, the Company paid $273,012 (2019: $267,073) and $469,687 (2019: $267,073), respectively.  The amounts are included in the statements of operations in general and administrative expenses.

5.  Investments

The Company owns 10,000,000 shares of common stock of Medical Cannabis Payment Solutions (ticker:  REFG). At June 30, 2020, the fair value of the investment in REFG was adjusted to $78,000 based on the closing price of the stock on that date, which resulted in an unrealized gain on investment of $30,000 during the six month period ended June 30, 2020. At December 31, 2019, the fair value of the investment in REFG was adjusted to $48,000 based on the closing price of the stock on that date, which resulted in an unrealized loss on investment of $152,000 during the  year ended December 31, 2019.

6.  Stockholders’ Equity

Share Capital

The authorized capital of the Company consists of 45,000,000 shares of Common Stock with a par value of $0.001 and 5,000,000 shares of preferred stock issuable in series with such rights, preferences and conditions as the Board of Directors may establish.  The Company has designated and established the rights of Series A preferred stock (“Series A”) with a par value of $0.001.  The Company is authorized to issue up to 5,000,000 shares of Series A.  The holders of Series A are entitled to dividends if the Company declares a dividend on common shares, have no liquidation preference, have voting rights equal to 1 vote per share, and can be converted into one share of common at any time. In the six months ended June 30, 2020, a related party converted 340,172 preferred shares into 340,172 shares of common stock. No preferred shares were converted in the six months ended June 30, 2019.

6.  Stockholders’ Equity, Continued:

Shares of Stock issued for Asset Acquisition

In the six months ended June 30, 2020, the Company acquired assets and established GK Manufacturing and Packaging, Inc. (“GKMP”) to conduct contract manufacturing operations for customers seeking to obtain CBD infused products, including salves, tinctures, edibles, and other products containing CBD. In connection with the acquisition, the Company issued two key individuals an aggregate of 100,000 shares of common stock with a fair value of $109,000 for a 51% interest in GKMP. Assets acquired included inventory needed for manufacturing the CBD products ($47,987); a packaging line and other manufacturing equipment ($164,488); and a deposit ($1,250). The assets values totaled $213,725, of which $104,725 relates to the 49% non-controlling interest. GKMP also assumed the payments on a lease for equipment, agreed to provide up to $500,000 of additional working capital to GKMP, and agreed to an earnout provision where additional shares of common stock may become issuable to the key individuals in the event certain performance standards are met. See Note 7.

Upon completion of the acquisition of assets for GKMP, GKMP entered into employment agreements with the two key individuals. The employment agreements are terminable at any time with or without cause, but in the event of termination without cause, the salary will continue for six months. Salary for the president of GKMP is set at $65,000 per annum and salary for the Vice President – Sales and Marketing is set at $50,000 per annum.  The agreements also provide the individuals with expense reimbursements and other employee benefits comparable to those being offered to the other employees of the Company. Currently, GKMP has not established any other employee benefit programs. The 49% non-controlling interest is considered a related party to the Company because the non-controlling interest is owned, in part by the president of GKMP.

The completion of the GKMP asset acquisition resulted in payment of a finder’s fee to an unrelated party. The finder’s fee was paid by issuance of 50,000 shares of common stock with a fair value at the time of issuance of $36,000 which was recognized as an expense upon completion of the acquisition.

2017 Stock Plan

On July 28, 2017, the Company adopted the Cannabis Sativa 2017 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company.  The Company authorized up to 3,000,000 shares of common stock to be issued pursuant to the 2017 Stock Plan. At June 30, 2020, the Company was authorized to issue up to 533,118 additional shares under the 2017 Stock Plan.

Warrants

At June 30, 2020 and December 31, 2019, the Company had outstanding warrants to purchase 125,000 shares and 174,900 shares of the Company’s common stock, respectively. The exercise price on 125,000 warrants was $0.80 per share and these warrants expire in November 2022.

6.  Stockholders’ Equity, Continued:

Warrants to purchase up to 49,900 shares of common stock at $2.00 per share expired on February 1, 2020.

Securities Issuances

During the six months ended June 30, 2020 and 2019, shares of common stock and preferred stock were issued to related and non-related parties for stock payable as of the prior year end, and/or for services, acquisitions and settlements. The following table breaks out the issuances by type of transaction and by related and non-related parties.

Six months ended June 30, 2020
Share Issuances	Services			Other Activity			Total
Shares issued for stock payable	Common	Preferred	Value	Common	Preferred	Value	Common	Preferred	Value
Related party issuance	521,411	223,214	$ 431,201	-	-	$ -	521,411	223,214	$ 431,201
Unrelated party issuance	441,827	-	209,484	-	-	-	441,827	-	209,484
Total shares for stock payable	963,238	223,214	$ 640,685	-	-	$ -	963,238	223,214	$ 640,685

Conversion of preferred stock	-	-	$ -	340,172	(340,172)	$ -	340,172	(340,172)	$ -

Services
Related party issuances
David Tobias, Officer, Director	-	168,652	$ 92,064	-	-	$ -	-	168,652	$ 92,064
Brad Herr, Officer, Director	248,695	-	135,715	-	-	-	248,695	-	135,715
Robert Tankson, Director	97,554	-	48,677	-	-	-	97,554	-	48,677
Cathy Carroll, Director	168,652	-	92,064	-	-	-	168,652	-	92,064
Trevor Reed, Director	28,109	-	15,344	-	-	-	28,109	-	15,344
Keith Hyatt, President GKMP	75,232	-	41,378	-	-	-	75,232	-	41,378
Kyle Powers, CEO PrestoCorp	92,593	-	44,444	-	-	-	92,593	-	44,444
Total related party issuances	710,835	168,652	469,686	-	-	-	710,835	168,652	469,686
Unrelated Party issuances	981,094	-	613,853	-	-	-	981,094	-	613,853
Total shares for services	1,691,929	168,652	$ 1,083,539	-	-	$ -	1,691,929	168,652	$1,083,539

Issuance for acquisitions	-	-	$ -	100,000		$ 109,000	100,000	-	$ 109,000

Aggregate totals	2,655,167	391,866	$ 1,724,224	440,172		$ 109,000	3,095,339	51,694	$1,833,224

6.  Stockholders’ Equity, Continued:

Six months ended June 30, 2019
Share Issuances	Services			Other Activity			Total
Shares issued for stock payable	Common	Preferred	Value	Common	Preferred	Value	Common	Preferred	Value
Related party issuances	85,681	39,391	$ 340,080	-	-	$ -	85,681	39,391	$ 340,080
Unrelated paryt issuances	41,380	-	114,216	-	-	-	41,380	-	114,216
Total shares for stock payable	127,061	39,391	$ 454,296	-	-	$ -	127,061	39,391	$ 454,296

Services
Related Party issuances
David Tobias, Officer, Director	-	40,946	$ 106,240	-	-	$ -	-	40,946	$ 106,240
Donald Lundbom, CFO	32,803	-	85,833	-	-	-	32,803	-	85,833
Stephen Downing, Director	5,308	-	13,889	-	-	-	5,308	-	13,889
Cathy Carroll, Director	10,616	-	27,778	-	-	-	10,616	-	27,778
Trevor Reed, Director	4,246	-	11,111	-	-	-	4,246	-	11,111
Deborah Goldsberry, Director	4,246	-	11,111	-	-	-	4,246	-	11,111
Michael Gravel, Director	4,246	-	11,111	-	-	-	4,246	-	11,111
Total related party issuances	61,465	40,946	$ 267,073	-	-	$ -	61,465	40,946	$ 267,073
Unrelated party issuances	79,377	-	$ 226,523	-		$ -	79,377	-	$ 226,523
Total shares for services	140,842	40,946	$ 493,596	-	-	$ -	140,842	40,946	$ 493,596

Shares cancelled	-	-	$ -	(70,000)	-	$ -	(70,000)	-	$ -

Aggregate totals	267,903	80,337	$ 947,892	(70,000)	-	$ -	197,903	80,337	$ 947,892

7.  Commitments and Contingencies

Leases.  The Company renewed a lease in Mesquite, Nevada in November 2019 on a month to month basis at a cost of $600 per month. The Company terminated the lease at the end of February 2020, and now operates out of a virtual office maintained by our Chief Executive Officer.

PrestoCorp leases office space through WeWork in New York for $2,444 per month on a month to month arrangement. Until February 2019, PrestoCorp also leased space in San Francisco for $2,800 per month. PrestoCorp terminated its lease and closed its office in San Francisco as of the end of February 2019.  Primary operations for PrestoCorp are now based in New York City. Rent expense for the three and six months ended June 30, 2020 was $7,432 (2019: $7,793) and $18,119 (2019: $21,062), respectively.

GKMP leases a commercial printer and a bottle filling line, both of which are used in its manufacturing and packaging operations. The Company assumed the printer lease as part of the acquisition of GKMP’s assets (see Note 6).  The bottle filler was leased by GKMP commencing on April 1, 2020. The Company recognizes a right to use asset for each lease at the time the lease obligation is fixed.  To calculate the liability and right of use asset, the Company utilized a 10% incremental borrowing rate to discount the future rent payments over the remaining lease terms. For the three and six months ended June 30, 2020, the Company recognized $8,144 and $8,919, respectively in lease expense. Lease expense is reported as cost of goods sold in the consolidated statements of operations.  At June 30, 2020, the remaining lease term is 36 months on the printer and 21 months on the bottle filling line.  The lessors hold deposits of $1,250 on the printer lease and $8,500 on the bottle filling line.  Future minimum lease payments over the remaining term are as follows:

7.  Commitments and Contingencies, Continued:

From July 1, 2020 to June 30, 2021	$ 35,481
From July 1, 2021 to June 30, 2022	27,039
From July 1, 2022 to June 30, 2023	8,190
Total	70,710
Less imputed interest	(9,343)
Net lease liability	61,367
Current portion	(29,191)
Long term	$ 32,176

Litigation.  In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of June 30, 2020, one claim was pending or threatened relating to general business disputes and accounts payable for services. Management believes the outcome of currently pending claim is not likely to have a material effect on our consolidated financial position and results of operations.

Shares in Escrow.  At June 30, 2020 and December 31, 2019, the Company has 419,475 shares of common stock in escrow as part of the acquisition of PrestoCorp. These shares are issuable in certain circumstances to the principals of PrestoCorp based on performance of the PrestoCorp business in 2020 and 2021.  The escrow account originally contained 629,213 shares of common stock but 209,738 shares were cancelled in 2018 when the performance requirements were not met.  The escrowed shares are not counted in the outstanding stock of the Company and will be considered compensation to the principals if and when issued. The escrow account also includes an additional 500 shares of PrestoCorp common stock which is distributable either back to the principals of PrestoCorp or to the Company, also depending on certain minimum performance requirements which extend into 2021.  If all of the PrestoCorp shares are ultimately distributed to the Company, the shares would have the effect of increasing the Company’s ownership of PrestoCorp to 61% from the current level of 51%.

Contingent Consideration. In connection with the GKMP asset acquisition, the Company agreed to pay additional consideration to the two key individuals employed by GKMP upon achievement of certain performance goals. If GKMP net revenues exceed $3,000,000 and net income exceeds 25% of net revenues in the year ended December 31, 2020, an additional $1,000,000 in consideration will be due to the key individuals. If GKMP net revenues exceed $6,000,000 and net income exceeds 25% of net revenues in the year ended December 31, 2020, an additional $500,000 in consideration will be due to the key individuals ($1,500,000 in the aggregate). Through June 30, 2020, GKMP has reported net revenues of approximately $14,000. The additional consideration amounts, if any, are payable in stock at the average closing price of the shares in the five trading days prior to the date of payment.

7.  Commitments and Contingencies, Continued:

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

9. Subsequent Events:

Through August 6, 2020, the Company has received $25,000 in subscriptions for 50,000 units consisting of one share of common stock and one warrant exercisable for one share of common stock. The unit price was $0.50 per share and the warrant exercise price is $1.00 per share. The units were offered in a private placement and the units sold are restricted securities.