Form 10-Q
period 2020-09-30
Cannabis Sativa, Inc.
filed 2020-11-16
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

———————

FORM 10-Q

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2020
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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered.
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The number of shares of the issuer's Common Stock outstanding as of November 10, 2020, is 27,147,515.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Attached after signature page.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Report constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for our products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in our pricing policies or that of our competitors; unanticipated delays in the development, market acceptance or installation of our products and services; changes in government regulations; availability of management and other key personnel; availability, terms, and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

Three Months Ended September 30, 2020 compared with the Three Months Ended September 30, 2019

The Company operates two business segments: PrestoCorp, Inc. (“PrestoCorp”), a telehealth business, and GK Manufacturing and Packaging, Inc. (“GKMP”), a contract manufacturing business.  The results of PrestoCorp and GKMP are consolidated in the Company’s financial statements. Discussion of results of operations includes the consolidated results and the business segment results in the following sections.

	Three Months Ended
	A	B	A-B
	September 30, 2020	September 30, 2019	Change	Change %
REVENUE	$ 459,786	$ 453,653	$ 6,133	1%
Cost of Sales	228,689	176,516	52,173	30%
Cost of sales % of total sales	50%	39%	11%
Gross Profit	231,097	277,137	(46,040)	-17%
Gross profit % of sales	50%	61%	-11%
OPERATING EXPENSES
Professional fees	132,439	100,827	31,612	31%
Depreciation and amortization	56,547	140,337	(83,790)	-60%
Wages and salaries	215,373	123,283	92,090	75%
Advertising	108,933	42,793	66,140	155%
General and administrative	382,713	322,943	59,770	19%
Total operating expenses	896,005	730,183	165,822	23%
NET LOSS FROM OPERATIONS	(664,908)	(453,046)	(211,862)	47%

Revenues grew 1% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  Revenues in the third quarter of 2019 increased due to the expansion of the telehealth platform into Oklahoma.  After the initial influx of customers in the new market, the customer visits returned to the pre-expansion levels.  In addition, in 2020, the Company saw significant increases in business in the first and second quarters due to the COVID -19 pandemic as customers across our markets hurried to get their medical marijuana cards prior to an expected shut down.  This had the effect of depressing revenues in the third quarter ended September 30, 2020.  These factors combined to generate higher than expected sales in the third quarter of 2019 and lower than expected sales in the third quarter of 2020.  Management expects that customer traffic will normalize in the fourth quarter of 2020. Revenues in the current quarter also reflect the start-up operations of GKMP.

Margins decreased in the three months ended September 30, 2020 compared to the same period in 2019. The decrease was due to the establishment of a contract manufacturing division with a different margin structure than the telehealth business.  See discussion under Business Segments, below.

Net operating loss for the three-month period ended September 30, 2020 was $664,908 compared to net loss of $453,046 for the three-month period ended September 30, 2019.  The increase in net operating loss resulted primarily from an increase in operating expenses relating to GKMP operations.

Total operating expenses were $896,005 for the three-month period ended September 30, 2020 and $730,183 for the three-month period ended September 30, 2019.  The increase in total operating costs was largely attributable to increased personnel, the addition of GKMP, and increases in activity brought on by the significant increase in revenue and patient load at PrestoDoctor. The Company also significantly reduced its depreciation and amortization expense due to impairment of amortizable intangible assets taken in the year ended December 31, 2019. Management expects that operating costs will continue to increase as revenues rise, but the increases in operating costs are expected to rise at a slower rate than revenue due to expected efficiencies of scale.

Business Segment Results.

	Three Months Ended
	A	B	A-B
PRESTOCORP	September 30, 2020	September 30, 2019	Change	Change %
REVENUE	$ 416,982	$ 453,653	$ (36,671)	-8%
Cost of Sales	158,360	176,516	(18,156)	-10%
Cost of sales % of total sales	38%	39%	-1%
Gross Profit	258,622	277,137	(18,515)	-7%
Gross profit % of sales	62%	61%	1%

PrestoCorp revenues declined in the third quarter of 2020 compared to the same period in 2019.  As noted above, the decrease was the result of a revenue spike in the third quarter of 2019 when the Company expanded its market into Oklahoma and a decrease in revenues in the third quarter of 2020 due to a rush for medical marijuana cards brought on by the COVID – 19 pandemic in the first and second quarters of the current year. Margins were consistent with prior periods at 62% of revenue.

Management expects to see incremental growth in the coming periods as additional markets are opened and the acceptance of telehealth continues to grow due to the pandemic.

	Three Months Ended
	A	B	A-B
GKMP	September 30, 2020	September 30, 2019	Change
REVENUE	$ 42,569	$ -	$ 42,569
Cost of Sales	70,329	-	70,329
Cost of sales % of total sales	165%		165%
Gross Profit	(27,760)	-	(27,760)
Gross profit % of sales	-65%		-65%

GKMP did not operate in the three months ended September 30, 2019.  Results of operations for the contract manufacturing business reflect the start-up nature of this segment and the impact of the pandemic on prospective customers and their willingness to commit to contract manufacturing efforts when there is substantial uncertainty surrounding the long-term effect of the pandemic.  GKMP operated with a negative gross profit in the quarter ended September 30, 2020.  This was primarily due to high labor costs incurred during the start-up phase of operations.

Nine Months Ended September 30, 2020 compared with the Nine Months Ended September 30, 2019

	Nine Months Ended
	A	B	A-B
	September 30, 2020	September 30, 2019	Change	Change %
REVENUE	$ 1,674,021	$ 704,998	$ 969,023	137%
Cost of Sales	698,307	291,713	406,594	139%
Cost of sales % of total sales	42%	41%	0%
Gross Profit	975,714	413,285	562,429	136%
Gross profit % of sales	58%	59%	0%
OPERATING EXPENSES
Professional fees	621,701	397,595	224,106	56%
Depreciation and amortization	161,198	421,254	(260,056)	-62%
Wages and salaries	564,176	248,259	315,917	127%
Advertising	321,413	104,281	217,132	208%
General and administrative	1,103,255	971,558	131,697	14%
Total operating expenses	2,771,743	2,142,947	628,796	29%
NET LOSS FROM OPERATIONS	(1,796,029)	(1,729,662)	(66,367)	4%

Revenues, cost of revenues and gross profit for the nine-month periods ended September 30, 2020 and 2019 are included in the above table.  The fluctuation in these numbers is primarily the result of significant increases in patient visits due to expanded market coverage and the generally increasing acceptance of telehealth platforms in the age of the Covid-19 pandemic.

Revenues grew 137% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  Of this increase, approximately 95% was attributable to PrestoDoctor and 5% from our start-up operations in GKMP. This large increase in revenue in PrestoDoctor is the result of expanded market area, increased advertising which drove an increase in patient visits to our online platform, and a general increase in consumer awareness of the PrestoDoctor brand. The Company also benefited from the increased acceptance of telehealth due to the pandemic. The Company now operates in the states of California, Nevada, New York, Oklahoma, Missouri, and Pennsylvania and recently opened in Illinois. The Company is currently exploring expansion opportunities in additional states, including Ohio, Virginia, and Massachusetts.

Net operating loss for the nine-month period ended September 30, 2020 was $1,796,029 compared to a net loss of $1,729,662 for the nine-month period ended September 30, 2019.  The increase in net operating loss resulted primarily from an increase in operating costs relating to the start-up operations of GKMP.

Total operating expenses were $2,771,743 for the nine-month period ended September 30, 2020 and $2,142,497 for the nine-month period ended September 30, 2019.  The increase in total operating costs was largely attributable to increased personnel, the addition of GKMP, and increases in activity brought on by the significant increase in revenue and patient load. The Company also significantly reduced its depreciation and amortization expense due to impairment of amortizable intangible assets taken in the year ended December 31, 2019. Management expects that operating costs will continue to increase as revenues rise, but the increases in operating costs are expected to rise at a slower rate than revenue due to expected efficiencies of scale and improved efficiencies in GKMP as it moves beyond the start-up phase.

Business Segment Results

	Nine Months Ended
	A	B	A-B
PRESTOCORP	September 30, 2020	September 30, 2019	Change	Change %
REVENUE	$ 1,602,599	$ 704,998	$ 897,601	127%
Cost of Sales	607,837	291,713	316,124	108%
Cost of sales % of total sales	38%	41%	-3%
Gross Profit	994,762	413,285	581,477	141%
Gross profit % of sales	62%	59%	3%

For the nine months ended September 30, 2020, PrestoCorp revenues increased by 127% and cost of sales decreased by 3% resulting in a 62% gross profit for the nine months compared the same period in 2019.  These improvements were the result of higher traffic due to brand awareness, additional marketing efforts, and the positive impact on telehealth due to the pandemic.

	Nine Months Ended
	A	B	B-A
GKMP	September 30, 2019	September 30, 2020	Change
REVENUE	$ -	$ 70,989	$ 70,989
Cost of Sales	-	90,470	90,470
Cost of sales % of total sales		127%	127%
Gross Profit	-	(19,481)	(19,481)
Gross profit % of sales		-27%	-27%

GKMP did not operate in 2019.  For the nine months ended September 30, 2020, GKMP was in the start-up phase. Revenue and operating efficiencies were impacted by the economic uncertainties brought on by the pandemic, the learning curve required for the labor force to become familiar with the manufacturing equipment, the cost of moving into a new facility, and the need to build a backlog of customer orders to streamline the production process. The start-up phase has taken longer than expected, primarily due to the pandemic. Management expects these negative factors to lessen in the coming periods.  Management is currently focused on building its customer base and product line.

Liquidity and Capital Resources

Net cash used in operating activities for the nine-month period ended September 30, 2020, was $65,721. During the same period, our cash increased by $97,599.  The Company generated $145,500 in the nine months from advances from related parties, $25,000 from the sale of common stock, and applied a $50,000 advance as partial consideration for the acquisition of assets by GK Manufacturing and Packaging, Inc., a newly formed contract manufacturing entity that is owned 51% by the Company.  We also reported stock-based compensation of $1,555,208 during the nine-month period from issuance of common and preferred stock as compensation for services performed by officers, directors, and contractors. On September 30, 2020, our cash position was $433,706. The Company has agreed to provide additional funding totaling approximately $30,000 for GK Manufacturing in the coming months to further assist with start-up expenses. Given the level of operations in our third quarter, we expect that additional funds will be required. Management is currently evaluating several fund-raising alternatives including private placement of equity securities, a secondary public offering, and various debt instruments. In addition, key members of management have indicated a willingness to provide additional operating capital from time to time.  Based on all these considerations, we believe we will have sufficient capital to operate the business for the next twelve months.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred a net loss of $1,807,249 and $1,850,088, respectively, for the nine-month periods ended September 30, 2020, and 2019, and had an accumulated deficit of $76,250,184 as of September 30, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company is currently seeking to raise money for working capital purposes through a private placement of equity capital and is evaluating other opportunities to raise capital from a public offering or the sale of convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

COVID-19

COVID-19 has been declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings, and certain business operations. These restrictions significantly disrupted economic activity in the United States and Worldwide. To date, the disruption did not materially impact the Company’s financial statements. However, if the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to reduced demand could be significantly greater in future periods than in the first quarter.

The effects of the continued outbreak of COVID-19 and related government responses could also include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Company, including our ability to operate our facilities. To date, there have been no material adverse impacts to the Registrants’ operations due to COVID-19.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended September 30, 2020, the board of directors issued 199,289 shares of unregistered common stock and 67,312 shares of unregistered preferred stock to seven persons/entities in exchange for services rendered to the Company. These unregistered shares were in addition to an aggregate of 448,048 common shares that were registered for resale on Form S-8.  The unregistered shares were valued at the closing price of the shares in the OTCQB Market on the dates the shares became issuable. The company also issued 50,000 shares to three individuals pursuant to their investment in a private offering. The issuances of the unregistered shares were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the recipients of the shares were persons closely associated with the Company and/or the issuance of the shares did not involve any public offering.

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

Date:  November 16, 2020

By: /s/ David Tobias
David Tobias, Chief Executive Officer
By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer and
Principal Accounting Officer

CANNABIS SATIVA, INC.

Contents

Page

FINANCIAL STATEMENTS – for the period ended September 30, 2020 (unaudited):

Condensed consolidated balance sheets FS - 2

Condensed consolidated statements of operations               FS - 3

Condensed consolidated statements of changes in stockholders’ equityFS - 4

Condensed consolidated statements of cash flowsFS - 5

Notes to condensed consolidated financial statementsFS – 6 through FS – 21

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$ 433,706	$ 336,107
Accounts receivable, net	4,911	4,551
Prepaid consulting and other current assets	17,931	3,999
Advance for acquisition	—	50,000
Inventories	62,237	—
Total Current Assets	518,785	394,657

Other Assets
Deposits and other assets	51,519	—
Right to use asset	52,718	—
Investment in equity security, at fair value	81,000	48,000
Property and equipment, net	211,934	6,440
Intangible assets, net	541,264	695,218
Goodwill	1,837,202	1,837,202
Total Other Assets	2,775,637	2,586,860

Total Assets	$ 3,294,422	$ 2,981,517

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$ 160,290	$ 73,579
Operating lease liability - current	29,191	—
Accrued interest - related parties	129,271	87,979
Due to related parties	1,164,020	1,018,520
Total Current Liabilities	1,482,772	1,180,078

Long-Term Liabilities
Operating lease liability - long term	23,527	—
Stock payable	—	640,685
Total Long-Term Liabilities	23,527	640,685

Total Liabilities	1,506,299	1,820,763

Commitments and contingencies (Note 7)

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized;
1,140,855 and 1,021,849 issued and outstanding, respectively	1,141	1,021
Common stock $0.001 par value; 45,000,000 shares authorized;
26,016,875 and 22,224,199 shares issued and outstanding, respectively	26,018	22,226
Additional paid-in capital	77,160,013	74,834,032
Accumulated deficit	(76,520,184)	(74,855,147)

Total Cannabis Sativa, Inc. Stockholders' Equity	666,988	2,132

Non-Controlling Interests	1,121,135	1,158,622

Total Stockholders' Equity	1,788,123	1,160,754

Total Liabilities and Stockholders' Equity	$ 3,294,422	$ 2,981,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the three months ended September 30,			For the nine months ended September 30,
	2020		2019	2020	2019

Revenues	$ 459,786		$ 453,653	$ 1,674,021	$ 704,998

Cost of Revenues	228,689		176,516	698,307	291,713
		`
Gross Profit	231,097		277,137	975,714	413,285

Operating Expenses
Professional fees	132,439		100,827	621,701	397,595
Depreciation and amortization	56,547		140,337	161,198	421,254
Wages and salaries	215,373		123,283	564,176	248,259
Advertising	108,933		42,793	321,413	104,281
General and administrative	382,713		322,943	1,103,255	971,558

Total Operating Expenses	896,005		730,183	2,771,743	2,142,947

Loss from Operations	(664,908)		(453,046)	(1,796,029)	(1,729,662)

Other (Income) and Expenses
Unrealized (gain) loss on investment	(3,000)		84,000	(33,000)	84,000
Interest expense	15,834		12,446	44,220	36,426

Total Other (Income) Expenses, Net	12,834		96,446	11,220	120,426

Loss Before Income Taxes	(677,742)		(549,492)	(1,807,249)	(1,850,088)

Income Taxes	-		—	—	—

Net Loss for the Period	(677,742)		(549,492)	(1,807,249)	(1,850,088)
Loss attributable to non-controlling interest - GK Manufacturing	(130,200)		—	(257,600)	—
Loss attributable to non-controlling interest - iBudTender	(970)		(12,862)	(2,909)	(38,158)
Income (loss) attributable to non-controlling interest - PrestoCorp	11,952		33,777	118,297	(7,806)

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$ (558,524)		$ (570,407)	$ (1,665,037)	$ (1,804,124)

Net Loss for the Period per Common Share:
Basic & Diluted	$ (0.02)		$ (0.03)	$ (0.07)	$ (0.08)

Weighted Average Common Shares Outstanding:
Basic & Diluted	25,462,962		21,569,362	24,801,127	21,524,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 - UNAUDITED

							Non-controlling Interest - Prestocorp	Non-controlling Interest - iBudTender	Non-controlling Interest - GK Manufacturing
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit				Total
	Shares	Amount	Shares	Amount

Balance - July 1, 2019	839,781	$ 839	21,514,104	$ 21,516	$ 73,919,177	$(72,152,478)	$ 1,063,912	$ 98,158	$ —	$ 2,951,124
Shares issued for services	74,925	75	208,043	208	381,724	—	—	—	—	382,007
Net income (loss) for the period	—	—	—	—	—	(570,407)	33,777	(12,862)	—	(549,492)
Balance - September 30, 2019	914,706	$ 914	21,722,147	$ 21,724	$ 74,300,901	$(72,722,885)	$ 1,097,689	$ 85,296	$ —	$ 2,783,639

							Non-controlling Interest - Prestocorp	Non-controlling Interest - iBudTender	Non-controlling Interest - GK Manufacturing
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit				Total
	Shares	Amount	Shares	Amount

Balance - July 1, 2020	1,073,543	$ 1,074	25,319,538	$ 25,321	$ 76,664,109	$(75,961,660)	$ 1,213,825	$ 49,203	$ (22,675)	$ 1,969,197
Shares issued for services	67,312	67	647,337	647	470,954	—	—	—	—	471,668
Cash proceeds from sale of stock	—	—	50,000	50	24,950	—	—	—	—	25,000
Net income (loss) for the period	—	—	—	—	—	(558,524)	11,952	(970)	(130,200)	(677,742)
Balance - September 30, 2020	1,140,855	$ 1,141	26,016,875	$ 26,018	$ 77,160,013	$(76,520,184)	$ 1,225,777	$ 48,233	$ (152,875)	$ 1,788,123

							Non-controlling Interest - Prestocorp	Non-controlling Interest - iBudTender	Non-controlling Interest - GK Manufacturing
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit				Total
	Shares	Amount	Shares	Amount

Balance - January 1, 2019	759,444	$ 759	21,316,201	$ 21,318	$ 72,971,563	$(70,918,761)	$ 1,105,495	$ 123,454	$ —	$ 3,303,828
Cancellation and retirement of shares	—	—	(70,000)	(70)	70	—	—	—	—	—
Shares issued for services	115,871	116	348,885	349	875,138	—	—	—	—	875,603
Shares issued for stock payable	39,391	39	127,061	127	454,130	—	—	—	—	454,296
Net income (loss) for the period	—	—	—	—	—	(1,804,124)	(7,806)	(38,158)	—	(1,850,088)
Balance - September 30, 2019	914,706	$ 914	21,722,147	$ 21,724	$ 74,300,901	$(72,722,885)	$ 1,097,689	$ 85,296	$ —	$ 2,783,639

							Non-controlling Interest - Prestocorp	Non-controlling Interest - iBudTender	Non-controlling Interest - GK Manufacturing
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit				Total
	Shares	Amount	Shares	Amount

Balance - January 1, 2020	1,021,849	$ 1,021	22,224,199	$ 22,226	$ 74,834,032	$(74,855,147)	$ 1,107,480	$ 51,142	$ —	$ 1,160,754
Conversion of Preferred to Common	(340,172)	(340)	340,172	340	—	—	—	—	—	—
Purchase of GK Manufacturing	—	—	100,000	100	108,900	—	—	—	104,725	213,725
Cash proceeds from sale of stock	—	—	50,000	50	24,950	—	—	—	—	25,000
Shares issued for services	235,964	237	2,339,266	2,339	1,552,632	—	—	—	—	1,555,208
Shares issued for stock payable	223,214	223	963,238	963	639,499	—	—	—	—	640,685
Net income (loss) for the period	—	—	—	—	—	(1,665,037)	118,297	(2,909)	(257,600)	(1,807,249)
Balance - September 30, 2020	1,140,855	$ 1,141	26,016,875	$ 26,018	$ 77,160,013	$(76,520,184)	$ 1,225,777	$ 48,233	$ (152,875)	$ 1,788,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the nine months ended September 30,	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (1,807,249)	$ (1,850,088)
Adjustments to reconcile net loss for the period to
net cash provided (used) by operating activities:
Bad debts	—	4,961
Unrealized (gain) loss on investment	(33,000)	84,000
Depreciation and amortization	161,198	421,254
Depreciation included in cost of revenues	8,928	—
Stock issued for services	1,555,208	875,603
Stock to be issued for services	—	466,341
Write off of prior year stock payable	—	(77,850)
Changes in Assets and Liabilities:
Accounts receivable	(360)	1,834
Inventories	(14,248)	5,714
Prepaid consulting and other current assets	(13,932)	7,853
Deposits and other assets	(50,269)	—
Accounts payable and accrued expenses	86,711	71,551
Accrued interest - related parties	41,292	—
Net Cash Provided (Used) by Operating Activities	(65,721)	11,173

Cash Flows from Investing Activities:
Purchase of fixed assets	(57,180)	(1,635)
Advance to GK settled with asset acquisition	50,000	—
Net Cash Used by Investing Activities	(7,180)	(1,635)

Cash Flows from Financing Activities:
Proceeds from sale of stock	25,000	—
Proceeds from related parties, net	145,500	60,945
Net Cash Provided by Financing Activities	170,500	60,945

NET CHANGE IN CASH	97,599	70,483
CASH AT BEGINNING OF PERIOD	336,107	151,946
CASH AT END OF PERIOD	$ 433,706	$ 222,429

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities:
Net asset acquisition acquired with shares of common stock	$ 213,725	$ —
Common stock issued from stock payable	$ 640,685	$ 454,296
Operating lease liablility from acquiring right to use asset	$ 61,367	$ —

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

1. Organization and Summary of Significant Accounting Policies

Nature of Business:

Cannabis Sativa, Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.  We operate through several subsidiaries including PrestoCorp, Inc. (“PrestoCorp”), iBudtender, Inc. (“iBudtender”), Wild Earth Naturals, Inc. (“Wild Earth”), Kubby Patent and Licenses Limited Liability Company, (“KPAL”), Hi Brands, International, Inc. (“Hi Brands”), GK Manufacturing and Packaging, Inc. (“GKMP”), and Eden Holdings LLC (“Eden”).  PrestoCorp and GK Manufacturing are both 51% owned subsidiaries and iBudtender is a 50.1% owned subsidiary. Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. Currently, PrestoCorp, GKMP and iBudtender are operating subsidiaries, although iBudtender is not currently generating any revenue. The Company is reviewing opportunities for business development relating to Wild Earth, KPAL, and Hi Brands. Eden is not operating and had no activity for the nine months ended September 30, 2020 and 2019.

Our primary operations in the nine months ended September 30, 2020 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. GKMP commenced operations during the second quarter of 2020. The Company is also actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries. iBudtender is also working to complete and commercialize an application (the iBudtender App) that will provide a convenient means for sharing information about cannabis products, patients and businesses.

Basis of Presentation:

The fiscal year end is December 31. The accompanying condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management all material adjustments (consisting only of normal recurring adjustments) which are considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations expected for the year ending December 31, 2020.

The interim financial statements should be read in conjunction with the audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2019 as filed with the United States Securities and Exchange Commission on May 14, 2020.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

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

Going Concern:

The Company has an accumulated deficit of $76,520,184 at September 30, 2020, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

1. Organization and Summary of Significant Accounting Policies, Continued:

than not that we will not collect that amount of the balance due.  We consider any balance unpaid after the contract payment period to be past due.

Inventories:

Inventory costs, when applicable, include those costs directly attributable to the manufacture of the product before sale. Inventory consists of raw materials and finished goods and is carried at the lower of cost or net realizable value, using the first-in, first-out method of determining cost. As of September 30, 2020, the Company had $62,237 in inventory relating to GKMP. Inventory consists of the raw materials and packaging used to manufacture cannabidiol (“CBD”) infused products for our customers. As of December 31, 2019, the Company had no inventory.

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

 Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents and amounts due to related parties approximate fair value given their nature.

Cash:

Cash is held at major financial institutions and insured by the Federal Deposit Insurance Corporation (FDIC) up to federal insurance limits. The Company considers all highly liquid investments purchased with an original maturity of three months or less when acquired to be cash equivalents.

Net Loss per Share:

Net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. At September 30, 2020 and 2019, the Company had 125,000 and 49,900 outstanding warrants, respectively, that would be dilutive to future periods net income. Also, at September 30, 2020 and 2019 the Company had 1,140,855 and 914,706 shares of convertible Series A preferred stock, respectively, that would be dilutive to future periods net income.  See Note 6.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

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

Provision for sales incentives, discounts and returns and allowances, if applicable, are accounted for as reductions of revenue in the period the related sales are recorded. The Company had no warranty costs associated with the sales of its products in the periods presented in the accompanying condensed consolidated statements of operations and no provision for warranty expenses has been included.

The Company currently operates two divisions, the telehealth business operated through PrestoCorp, and the contract manufacturing business operated through GKMP.

The telehealth division generates revenue based on a per telehealth visit for clients looking to obtain a permit to use marijuana for medical purposes in states that have legalized medical marijuana. Revenues are recognized when the Company satisfies its performance obligation to provide telehealth services and a referral to a contracted physician. This occurs at the same time an online client subscribes for the visit and gains access to our network of health care professionals. This initial service is a one-time referral to a physician. Clients may return for other telehealth consultations, typically regarding product recommendations, and such additional physician referrals are provided at an additional cost. The billing and payment processes for each physician referral are automated through our online platform. Revenue is recognized in an amount that reflects the consideration that is received in exchange for each physician referral provided to the client.

The contract manufacturing division recognizes revenue from manufacturing operations when the products are shipped to the customer. In some instances, customers provide inventory for the manufacturing process and GKMP provides labor, supplies and manufacturing operations to mix and package the products.  Revenues are recognized when the manufacturing and packaging process are completed and the goods have been shipped to the customer.  In other instances, the Company acquires inventory and manufactures products for customers and/or to hold in inventory for later sale to customers through the on-site dispensary, through the web, or to independent

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

1. Organization and Summary of Significant Accounting Policies, Continued:

distributors. In these instances, revenue is recognized when the product is shipped to the customer or distributor.  Shipment terms are FOB origination. Inventory consists of emoluments, CBD oils, scents, flavors, and similar components of the salves, edibles, drinks, and topical products GKMP produces.

Investments

Equity securities in which the Company owns less than a 20% interest are generally measured at fair value. Unrealized gains and losses for equity securities are included other (income) expenses in the condensed consolidated statement of operations. If an equity security does not have a readily determinable fair value, the Company may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. On disposal of an investment, the difference between the disposal proceeds and the carrying amount is recognized as income or loss on the condensed consolidated statement of operations.

Intangible Assets and Goodwill:

The Company accounts for intangible assets and goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”).

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

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

1. Organization and Summary of Significant Accounting Policies, Continued:

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

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

1. Organization and Summary of Significant Accounting Policies, Continued:

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

Fair Value Measurements:

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

Accounting Standards Updates to Become Effective in Future Periods

In November 2018, the FASB issued ASU 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606 Revenue from Contracts with Customers, which clarifies when transactions between participants in a collaborative arrangement are within the scope of Topic 606. This ASU becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this ASU will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

2.  Property and Equipment

Property and equipment consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Furniture and Equipment	$ 224,265	$ 17,414
Leasehold Improvements	17,315	2,500
	241,580	19,914
Less: Accumulated Depreciation	(29,646)	(13,474)
Net Property and Equipment	$ 211,934	$ 6,440

Depreciation expense for the three and nine months ended September 30, 2020 was $14,155 (2019: $763) and $16,172 (2019: $2,201), respectively.

3.  Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
CBDS.com website (Cannabis Sativa)	$ 13,999	$ 13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(994,146)	(840,192)
Net Intangible Assets	$ 541,264	$ 695,218

Amortization expense for the three and nine months ended September 30, 2020 were $51,318 (2019: $139,573) and $153,954 (2019: $419,052), respectively.

Amortization of intangibles for each of the next five years is:

2021	$178,174
2022	$166,229
2023	$151,686
2024	$ 40,738
2025	$ 4,437

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017.  Cumulative impairment of the PrestoCorp goodwill totals $1,173,000 as of September 30, 2020 and December 31, 2019.

Goodwill in the amount of $336,667 was recorded as part of the acquisition of iBudtender that occurred on August 8, 2016. For the year ended December 31, 2019 the Company recorded a $336,667 impairment of the iBudtender goodwill. The impairment of the iBudtender goodwill was

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

3.  Intangibles and Goodwill, Continued:

due to delays in completion of the iBudtender software and mobile app, and failure to commence viable business operations, as well as the uncertainty surrounding the future of the business opportunity.  Cumulative impairment of the iBudtender goodwill totals $336,667 as of September 30, 2020 and December 31, 2019.

There were no additions, deletions, and impairments recognized in the nine months ended September 30, 2020 and 2019. The Company considered the impact of COVID-19 on intangible assets for the interim period ended September 30, 2020 and concluded that an interim impairment analysis is not necessary.  The Company’s telehealth business has been positively impacted by the pandemic.

4.  Related Party Transactions

The Company has received advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company, and a significant shareholder holding in excess of a 10% interest in the Company. As of September 30, 2020 and December 31, 2019, amounts due to the related parties were $1,164,020 and $1,018,520, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded interest expense related to these advances at the rates between 5% and 8% per annum and in the amounts of $44,220 and $36,426, respectively. The Company does not have written notes payable for these balances but has a verbal understanding with the related parties that written notes will be created in 2020 to reflect the balances due and payable December 31, 2025. These balances were classified as current liabilities as of September 30, 2020 as the written notes have not yet been finalized.  New advances in the nine months ended September 30, 2020 were $145,500.

At September 30, 2020 and December 31, 2019, the Company had a note payable to the founder of iBudtender of $10,142 and $10,142, respectively, which is included in due to related parties on the consolidated balance sheets. The note earns interest at 0% and was due on December 2019. The note has not yet been paid pending further review of the iBudtender business and adjustment of the agreements between the parties.

In the three and nine months ended September 30, 2020, the Company incurred approximately $39,160 (2019: $15,667) and $127,535 (2019: $51,710), respectively, for consulting services from a nephew of the Company’s president. These services were paid in shares of the Company’s common stock.

The Company paid officer and director compensation for services in shares of common stock in order to reduce operating cash flow requirements.  The shares were recorded at fair value at the time of issuance as compensation expense. See Note 6 regarding shares issued to related parties. In the three and nine months ended September 30, 2020, the Company paid $220,183 (2019: $252,987) and $689,869 (2019: $520,060), respectively.  The amounts are included in the statements of operations in general and administrative expenses.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

5.  Investments

The Company owns 10,000,000 shares of common stock of Medical Cannabis Payment Solutions (ticker:  REFG). At September 30, 2020, the fair value of the investment in REFG was adjusted to $81,000 based on the closing price of the stock on that date, which resulted in an unrealized gain on investment of $33,000 during the nine month period ended September 30, 2020. At December 31, 2019, the fair value of the investment in REFG was adjusted to $48,000 based on the closing price of the stock on that date, which resulted in an unrealized loss on investment of $152,000 during the  year ended December 31, 2019.

6.  Stockholders’ Equity

Share Capital

The authorized capital of the Company consists of 45,000,000 shares of Common Stock with a par value of $0.001 and 5,000,000 shares of preferred stock issuable in series with such rights, preferences and conditions as the Board of Directors may establish.  The Company has designated and established the rights of Series A preferred stock (“Series A”) with a par value of $0.001.  The Company is authorized to issue up to 5,000,000 shares of Series A.  The holders of Series A are entitled to dividends if the Company declares a dividend on common shares, have no liquidation preference, have voting rights equal to 1 vote per share, and can be converted into one share of common at any time. In the nine months ended September 30, 2020, a related party converted 340,172 preferred shares into 340,172 shares of common stock. No preferred shares were converted in the nine months ended September 30, 2019.

Shares of Stock issued for Asset Acquisition

In the nine months ended September 30, 2020, the Company acquired assets and established GK Manufacturing and Packaging, Inc. (“GKMP”) to conduct contract manufacturing operations for customers seeking to obtain CBD infused products, including salves, tinctures, edibles, and other products containing CBD. In connection with the acquisition, the Company issued two key individuals an aggregate of 100,000 shares of common stock with a fair value of $109,000 for a 51% interest in GKMP. Assets acquired included inventory needed for manufacturing the CBD products ($47,987); a packaging line and other manufacturing equipment ($164,488); and a deposit ($1,250). The assets values totaled $213,725, of which $104,725 relates to the 49% non-controlling interest. GKMP also assumed the payments on a lease for equipment, agreed to provide up to $500,000 of additional working capital to GKMP, and agreed to an earnout provision where additional shares of common stock may become issuable to the key individuals in the event certain performance standards are met. See Note 7.

Upon completion of the acquisition of assets for GKMP, GKMP entered into employment agreements with the two key individuals. The employment agreements are terminable at any time with or without cause, but in the event of termination without cause, the salary will continue for six months. Salary for the president of GKMP is set at $65,000 per annum and salary for the Vice

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

6.  Stockholders’ Equity, Continued:

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

2017 Stock Plan

On July 28, 2017, the Company adopted the Cannabis Sativa 2017 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company.  The Company authorized up to 3,000,000 shares of common stock to be issued pursuant to the 2017 Stock Plan. At September 30, 2020, the Company was authorized to issue up to 85,070 additional shares under the 2017 Stock Plan.

Warrants

At September 30, 2020 and December 31, 2019, the Company had outstanding warrants to purchase 125,000 shares and 174,900 shares of the Company’s common stock, respectively. The exercise price on 125,000 warrants was $0.80 per share and these warrants expire in November 2022. Warrants to purchase up to 49,900 shares of common stock at $2.00 per share expired on February 1, 2020.

Securities Issuances

During the nine months ended September 30, 2020 and 2019, shares of common stock and preferred stock were issued to related and non-related parties for stock payable as of the prior year end, and/or for services, acquisitions and settlements. The following tables break out the issuances by type of transaction and by related and non-related parties. The Company also issued 50,000 shares of common stock for $25,000 pursuant to a private placement that was closed during the nine months ended September 30, 2020.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

6.  Stockholders’ Equity, Continued:

Nine months ended September 30, 2020
Share Issuances	Services			Other Activity			Total
Shares issued for stock payable	Common	Preferred	Value	Common	Preferred	Value	Common	Preferred	Value
Related party issuance	521,411	223,214	$ 431,201	-	-	$ -	521,411	223,214	$ 431,201
Unrelated party issuance	441,827	-	209,484	-	-	-	441,827	-	209,484
Total shares for stock payable	963,238	223,214	$ 640,685	-	-	$ -	963,238	223,214	$ 640,685

Conversion of preferred stock	-	-	$ -	340,172	(340,172)	$ -	340,172	(340,172)	$ -

Services
Related party issuances
David Tobias, Officer, Director	-	235,964	$ 136,490	-	-	$ -	-	235,964	$ 136,490
Brad Herr, Officer, Director	335,543	-	193,034	-	-	-	335,543	-	193,034
Robert Tankson, Director	108,773	-	56,082	-	-	-	108,773	-	56,082
Cathy Carroll, Director	235,964	-	136,490	-	-	-	235,964	-	136,490
Trevor Reed, Director	39,328	-	22,749	-	-	-	39,328	-	22,749
Keith Hyatt, President GKMP	164,932	-	100,580	-	-	-	164,932	-	100,580
Kyle Powers, CEO PrestoCorp	92,593	-	44,444	-	-	-	92,593	-	44,444
Total related party issuances	977,133	235,964	689,869	-	-	-	977,133	235,964	689,869
Unrelated Party issuances	1,362,133	-	865,339	-	-	-	1,362,133	-	865,339
Total shares for services	2,339,266	235,964	$ 1,555,208	-	-	$ -	2,339,266	235,964	$ 1,555,208

Issuance for acquisitions	-	-	$ -	100,000		$ 109,000	100,000	-	$ 109,000

Aggregate totals	3,302,504	459,178	$ 2,195,893	440,172		$ 109,000	3,742,676	119,006	$ 2,304,893

Nine months ended September 30, 2019
Share Issuances	Services			Other Activity			Total
Shares issued for stock payable	Common	Preferred	Value	Common	Preferred	Value	Common	Preferred	Value
Related party issuances	85,681	39,391	$ 340,080	-	-	$ -	85,681	39,391	$ 340,080
Unrelated paryt issuances	41,380	-	114,216	-	-	-	41,380	-	114,216
Total shares for stock payable	127,061	39,391	$ 454,296	-	-	$ -	127,061	39,391	$ 454,296

Services
Related Party issuances
David Tobias, Officer, Director	-	115,871	$ 207,389	-	-	$ -	-	115,871	$ 207,389
Donald Lundbom, CFO	92,826	-	166,864	-	-	-	92,826	-	166,864
Stephen Downing, Director	15,021	-	27,002	-	-	-	15,021	-	27,002
Cathy Carroll, Director	30,041	-	54,002	-	-	-	30,041	-	54,002
Trevor Reed, Director	12,016	-	21,601	-	-	-	12,016	-	21,601
Deborah Goldsberry, Director	12,016	-	21,601	-	-	-	12,016	-	21,601
Michael Gravel, Director	12,016	-	21,601	-	-	-	12,016	-	21,601
Total related party issuances	173,936	115,871	$ 520,060	-	-	$ -	173,936	115,871	$ 520,060
Unrelated party issuances	174,949	-	$ 355,543	-		$ -	174,949	-	$ 355,543
Total shares for services	348,885	115,871	$ 875,603	-	-	$ -	348,885	115,871	$ 875,603

Shares cancelled	-	-	$ -	(70,000)	-	$ -	(70,000)	-	$ -

Aggregate totals	475,946	155,262	$ 1,329,899	(70,000)	-	$ -	405,946	155,262	$ 1,329,899

7.  Commitments and Contingencies

Leases.  The Company renewed a lease in Mesquite, Nevada in November 2019 on a month to month basis at a cost of $600 per month. The Company terminated the lease at the end of February 2020, and now operates out of a virtual office maintained by our Chief Executive Officer.

PrestoCorp leases office space through WeWork in New York for $2,444 per month on a month to month arrangement. Until February 2019, PrestoCorp also leased space in San Francisco for $2,800 per month. PrestoCorp terminated its lease and closed its office in San Francisco as of the end of February 2019.  Primary operations for PrestoCorp are now based in New York City. Rent

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

7.  Commitments and Contingencies, Continued:

expense for the three and nine months ended September 30, 2020 was $7,332 (2019: $6,196) and $25,451 (2019: $23,657), respectively.

GKMP leases a commercial printer and a bottle filling line, both of which are used in its manufacturing and packaging operations. The Company assumed the printer lease as part of the acquisition of GKMP’s assets (see Note 6).  The bottle filler was leased by GKMP commencing on April 1, 2020. The Company recognizes a right to use asset for each lease at the time the lease obligation is fixed.  To calculate the liability and right of use asset, the Company utilized a 10% incremental borrowing rate to discount the future rent payments over the remaining lease terms. For the three and nine months ended September 30, 2020, the Company recognized $8,647 and $17,566, respectively in lease expense. Lease expense is reported as cost of goods sold in the consolidated statements of operations.

At September 30, 2020, the remaining lease term is 33 months on the printer and 18 months on the bottle filling line.  The lessors hold deposits of $1,250 on the printer lease and $8,500 on the bottle filling line.  Future minimum lease payments over the remaining term are as follows:

From October 1, 2020 to September 30, 2021	$ 34,130
From October 1, 2021 to September 30, 2022	20,756
From October 1, 2022 to September 30, 2023	6,143
Total	61,029
Less imputed interest	(8,311)
Net lease liability	52,718
Current portion	(29,191)
Long term	$ 23,527

Litigation.  In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of September 30, 2020, one claim was pending or threatened relating to general business disputes and accounts payable for services. Management believes the outcome of currently pending claim is not likely to have a material effect on our consolidated financial position and results of operations.

Shares in Escrow.  At September 30, 2020 and December 31, 2019, the Company has 419,475 shares of common stock in escrow as part of the acquisition of PrestoCorp. These shares are issuable in certain circumstances to the principals of PrestoCorp based on performance of the PrestoCorp business in 2020 and 2021.  The escrow account originally contained 629,213 shares of common stock but 209,738 shares were cancelled in 2018 when the performance requirements were not met.  The escrowed shares are not counted in the outstanding stock of the Company and will be considered compensation to the principals if and when issued. The escrow account also includes an additional 500 shares of PrestoCorp common stock which is distributable either back to the principals of PrestoCorp or to the Company, also depending on certain minimum

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

7.  Commitments and Contingencies, Continued:

performance requirements which extend into 2021.  If all of the PrestoCorp shares are ultimately distributed to the Company, the shares would have the effect of increasing the Company’s ownership of PrestoCorp to 61% from the current level of 51%.

Contingent Consideration. In connection with the GKMP asset acquisition, the Company agreed to pay additional consideration to the two key individuals employed by GKMP upon achievement of certain performance goals. If GKMP net revenues exceed $3,000,000 and net income exceeds 25% of net revenues in the year ended December 31, 2020, an additional $1,000,000 in consideration will be due to the key individuals. If GKMP net revenues exceed $6,000,000 and net income exceeds 25% of net revenues in the year ended December 31, 2020, an additional $500,000 in consideration will be due to the key individuals ($1,500,000 in the aggregate). Through September 30, 2020, GKMP has reported net revenues of approximately $72,000. The additional consideration amounts, if any, are payable in stock at the average closing price of the shares in the five trading days prior to the date of payment.

Working Capital Obligation. In connection with the GKMP asset acquisition, the Company agreed to provide up to an additional $500,000 in working capital to GKMP.  These amounts are recorded as investment in GKMP by CBDS and as equity on the books of GKMP and are eliminated in the consolidation.  Due to the ownership structure of GKMP, 49% of the working capital payments from the Company to GKMP benefit the holders of the non-controlling interest. As of September 30, 2020, the full amount of $500,000 has been advanced by CBDS to GKMP.

8.   Business Segments and Revenues

The Company is currently organized and managed in two segments which represent our operating units: PrestoCorp and GKMP.  PrestoCorp is a telehealth business and GKMP is a contract manufacturing business. General corporate activities not associated with these segments are presented as “other.” Other income (expense) items are considered general corporate items and are not allocated to our segments.

Property and equipment, net	September 30,	December 31,
	2020	2019
PrestoCorp	$ 2,268	2,815
GKMP	206,993	-
Other	2,673	3,625
Total	$ 211,934	$ 6,440

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

8.   Business Segments and Revenues, Continued:

Capital expenditures	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
PrestoCorp	$ -	$ -	$ 2,531	$ -
GKMP	-	-	54,649	-
Other	-	-	-	1,635
Total	$ -	$ -	$ 57,180	$ 1,635

Financial information for each operating segment is as follows:

	Three-months ended September 30,		Nine-months ended September 30,
	2020	2019	2020	2019
PrestoCorp
Revenue	$ 416,982	$ 453,653	$ 1,602,599	$ 704,998
Cost of revenue	158,360	176,516	607,837	291,713
Gross profit	258,622	277,137	994,762	413,285
Depreciation and amortization	$ 13,858	$ 20,128	$ 42,030	$ 60,626

GKMP
Revenue	42,568	-	70,989	-
Cost of revenue	70,329	-	90,470	-
Gross profit	(27,760)	-	(19,481)	-
Depreciation and amortization	$ 13,377	$ -	$ 13,377	$ -

OTHER
Revenue	236	-	433	-
Depreciation and amortization	$ 38,240	$ 120,209	$ 114,719	$ 360,628

Total
Revenue	459,786	453,653	1,674,021	704,998
Cost of revenue	228,689	176,516	698,307	291,713
Gross profit	$ 231,097	$ 277,137	$ 975,714	$ 413,285
Depreciation and amortization	$ 65,475	$ 140,337	$ 170,126	$ 421,254

Revenues from major customers by operating unit are as follows:

Customer Concentrations	Three-months ended September 30,		Nine-months ended September 30,
	2020	2019	2020	2019
PrestoCorp
Total PrestoCorp concentrations	$ -	$ -	$ -	$ -
% of PrestoCorp revenues	0%	0%	0%	0%
GKMP
Customer A	$ -	$ -	$ 8,257	$ -
Customer B	19,670		19,670	-
Total GKMP concentrations	$ 19,670	$ -	$ 27,927	$ -
% of GKMP revenues	46%	0%	39%	0%

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the Nine Months Ended September 30, 2020 and 2019

9.   COVID - 19

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

10.   Subsequent Events

Subsequent to September 30, 2020, the Company issued 1,130,640 shares of common stock and 112,782 shares of preferred stock with an aggregate value of $435,198 to consultants and officers for services. The shares became issuable on October 1, 2020 and represented payment for services to be performed in the quarter ended December 31, 2020.