Form 10-K
period 2020-12-31
Cannabis Sativa, Inc.
filed 2021-04-16
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission File Number 000-53571

CANNABIS SATIVA, INC.

(Exact name of registrant as specified in charter)

NEVADA	20-1898270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Hillside Dr. #A224, Mesquite, NV	89027
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).

                    Yes  ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common stock held by non-affiliates was $14,000,000 as of June 30, 2020.

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

As of April 1, 2021, there were 28,510,613 shares of the issuer’s common stock outstanding.

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

YEAR ENDED DECEMBER 31, 2020

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

Part I

Item 1.  Description of Business

Company Background

Cannabis Sativa, Inc., formerly named Ultra Sun Corporation, was incorporated under laws of Nevada in November 2005.  In 2019, we conducted our operations through our subsidiaries PrestoCorp, Inc. (“PrestoCorp”), a 51% owned Delaware corporation engaged in the telemedicine business, and GK Manufacturing and Packaging, Inc., a 51% owned California corporation that serves as a contract manufacturer of products containing hemp-based CBD. We also own 51% of i-Budtender and 100% of the following subsidiaries: Wild Earth Naturals, Inc. (“Wild Earth”), a Nevada corporation, Eden Holdings LLC (“Eden”), a Virginia limited liability company, Kubby Patent and Licenses, Limited Liability Company (“KPAL”), a Texas limited liability company and Hi Brands International Inc. (“Hi Brands”), a Nevada corporation. I-Budtender, Wild Earth, Eden, KPAL, and Hi Brands are currently inactive. Our business strategy is discussed below.

Our common stock is quoted for trading on the OTCQB Market under the symbol CBDS.

We currently maintain virtual principal executive offices with our staff and contractors located remotely and typically working out of their homes. Our mailing address is 450 Hillside Drive, #A224, Mesquite, Nevada 89027. Our telephone number is (702) 763-3123.

Business Strategy

In 2021, we intend to focus on continuing to grow our business in three divisions, telemedicine, contract manufacturing, and brand development and marketing of products and services to the cannabidiol (“CBD”) and marijuana industries.

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

Management is currently evaluating opportunities to expand the platform for medical marijuana evaluations into other states and is reviewing other telemedicine applications.  The COVID-19 pandemic has been a catalyst for expansion of telemedicine services across the United States, and our existing systems and infrastructure are well suited to provide other similar medical evaluations.  The continuing growth of wearable devices and remote monitoring capabilities are further evidence that telemedicine will continue to grow in the coming periods. Growth of the platform to take advantage of these opportunities will require capital for development of new features and capabilities necessary to provide a new service, expansion of personnel and expansion of our contracted physician pool. No assurances can be given that our efforts to expand into new areas and/or provide new services will be successful.

Contract Manufacturing

Early in 2020, we completed the acquisition of certain manufacturing equipment and inventory to commence operations as a contract manufacturer of products containing hemp-based CBD.  Our 51% owned subsidiary, GK Manufacturing and Packaging, Inc. (“GKMP”) leases a 16,000 square foot facility in Anaheim, California. GKMP recently completed its certification process as an ISO9000 manufacturer, which the Company expects will allow GKMP to attract new and higher volume customers for its contract manufacturing capabilities. GKMP is currently working with several larger customers to complete test runs that may lead to new contracts later this year.

Contract manufacturing is a competitive sector, particularly in the CBD and marijuana space. GKMP intends to differentiate its business model by providing significant product formulation capabilities and expertise, and by providing best in class customer service.  The on-site management team has experience in developing successful proprietary products and in working with customers to produce and package customer specified products that conform exactly to the customers’ expectations. We expected stronger operating results in 2020, but our start-up of the facility coincided with the economic impact from COVID-19, and the resulting uncertainty delayed a number of orders that we anticipated would generate revenue in 2020.  The delay from COVID-19 has pushed out our time table for the start-up phase and we will continue to evaluate the business as the economy begins to pick up.

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

In 2021, we plan to begin to license our intellectual property, including patents, branding and know-how to companies licensed under, and in full compliance with, state regulations applicable to cannabis businesses. Descriptions of our brand portfolio follow:

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

Hi Brands International Inc. On February 6, 2015, the Company formed Hi Brands International Inc., a Nevada Corporation and wholly owned subsidiary of the Company ("Hi Brands").  Hi Brands entered into a Purchase, Supply and Joint Venture Agreement (the "Agreement"), with Centuria Natural Foods, Inc. ("Centuria") to develop a supply of proprietary CBD (Cannabidiol) Rich Hemp Oil products, but the agreement was never implemented and no business was ever transacted. As a result, Hi Brands International, Inc. has been inactive for the last several years.  Although the Hi Brands business has been inactive, the Company believes that there is value in the name and that it may afford a sound outlet for the Company’s products as we build out our product portfolio and as we bring our contract manufacturing capabilities on-line in 2021.

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

iBudtender. We have also been developing proprietary software, and an application (the “iBudtender App”) focused on sharing information between cannabis products, patients and businesses. iBudtender's software has been designed to help cannabis patients find cannabis products that are right for them via patient reviews, to provide nutritional information, directions, warnings and information on local availability, and to order products locally for pickup or delivery. The iBudtender business platform for dispensary owners, delivery services owners and manufacturers is designed to increase business as well as promote data sharing in an effort to help patients find the best and most effective products. The development of the iBudtender App was stopped in 2020 by limited availability of growth capital and limited resources. While we believe there is still a need for the iBudtender App, as the marijuana market has matured, competition has intensified, and the window of opportunity has narrowed. Further evaluation will take place in the second quarter of 2021 and a decision will be made then on further development of the iBudtender App.

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

Vision

Our vision is to become a highly visible, diversified, international business promoting superior quality branded products and services and offering effective customer service, fair compensation, sound management and a great working environment. Over time, we plan to expand our branding, research and development, intellectual properties and licensing activities to reach markets worldwide covering telemedicine, education (through the iBudtender App or some other framework).  In order to achieve this vision, our goal is to develop and/or acquire manufacturing capabilities, intellectual property, and brands which will allow our licensees to provide innovative and effective medicinal cannabis products and cost-effective alternatives for customers seeking quality, affordable natural health products to aid in wellness and appearance.  In conducting our day-to-day operations, we will strive to:

•Treat all colleagues and co-workers with respect & fairness.

•Follow a philosophy that says, "Delivering quality and customer satisfaction is our business."

•Develop and enhance the skills of our associates with the intention of providing financially rewarding business opportunities.

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

Contract Manufacturing Services. Through GK Manufacturing and Packaging, Inc., we are beginning to provide contract manufacturing capabilities to a wide range of customers for a wide range of products for the hemp based-CBD market sector. We did not generate significant revenues from contract manufacturing in 2020 but are evaluating steps to increase revenues and cash flows in this operating division so that this division is cash flow positive in 2021.

Consumer Products. Through December 31, 2020, the products discussed in this section are conceptual and have produced no significant revenues. We had intended to pursue the strategy described below in 2020, but the COVID-19 impacts largely shifted our strategic implementation plans to 2021. In the remainder of 2021, we expect to begin production on some of these products using our contract manufacturing arm for manufacturing when feasible. Our goal for 2021 is to solidify the branding and product marketing programs for the following products:

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

•Clothing and Merchandise. We offer Wild Earth Naturals and "hi" branded logo men's and women's fashion tee shirts and sweatshirts from American Apparel, as well as caps and coffee mugs through the Company's www.wildearthnaturals.com website.  However, as of the date of this filing the website is not operational.  We expect that it will be operational again later in 2021.

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

During 2021, we plan to utilize direct business to business sales, internet advertising, social media market, and trade show participation to generate sales leads, orders and to entry into leading retailers and wholesalers throughout the U.S.  No assurances can be given that we will be successful in such efforts.

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

Technology. The competition against our information technology platform iBudtender.com and the iBudtender App, both of which we had hoped to release in 2020, include companies such as Weedmaps, Leafly, MassRoots, and Leafstrain.  Competition in the information technology market for cannabis is growing rapidly and many of our competitors have more experience and greater financial resources than do we. As a company with limited capital resources, we may be at a competitive disadvantage in a rapidly changing information technology market.

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

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. Any change in the federal government's enforcement of current federal laws could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government.

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

Justice Department Position on Marijuana Enforcement

Because of the inconsistencies in federal and state law, on January 4, 2018, the Department of Justice (DOJ) issued a memo on federal marijuana enforcement policy announcing what it deemed to be a return to the rule of law and the rescission of previous guidance documents, including the so called Cole Memorandum. Since the passage of the Controlled Substances Act in 1970, Congress has generally prohibited the cultivation, distribution, and possession of marijuana. There continues to be uncertainty respecting the enforcement of prohibitions against cultivation, distribution and possession of marijuana and the Company is monitoring the situation closely. In the event a change is announced, the Company will consider taking actions to protect its business if warranted.

We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in and ensure that our activities do not interfere with any of the enforcement priorities of the Department of Justice.

COVID-19

COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in the United States and Worldwide.  In retrospect, the pandemic did have a negative impact on the contract manufacturing business start-up (primarily delay) and had a positive impact on our telehealth business through loosening of regulations allowing telehealth services and an increase in persons seeking telehealth services to avoid in person visits to doctors offices. ON a combined basis, the COVID-19 disruption did not materially impact the Company’s financial statements. It now appears that the impacts from COVID are lessening and we anticipate a general improvement in the contract manufacturing space in 2021.

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

Number of Total Employees and Number of Full Time Employees

As of April 1, 2021, we have no employees in Cannabis Sativa, Inc. During the year ended December 31, 2020, the Company had independent contractor arrangements with five officers and directors, and eight outside service providers.  PrestoCorp has six employees, including two officers of PrestoCorp, and GK Manufacturing and Packaging, Inc. has a variable workforce, including two officers of GK.  Our employees are not represented by unions and we consider our relationship with our employees to be good. The Company also has relationships with several independent contractors who provide services to the Company on a regular and on-going basis.

Facilities

During all of 2020, CBDS operated out of virtual offices maintained by our officers, directors and contractors.

Our subsidiary PrestoDoctor leases an office in New York on a month-to-month basis for $2,444 per month. Our subsidiary GK Manufacturing and Packaging Inc. operates out of a 16,000 square foot facility in Anaheim, California.  The monthly lease for the office, manufacturing and warehouse space in Anaheim is $20,000 per month plus triple net charges of $2,120 per month or $11,120 per month total. The Anaheim lease term runs from April 1, 2020, through March 31, 2021.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments.

None

Item 3.  Legal Proceedings.

We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us. We are currently working to resolve a disagreement between the principal officers of PrestCorp and the Company, and we believe that the disagreements will be amicably resolved without resort to dispute resolution proceedings.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted on the OTCQB by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “CBDS”.

On April 1, 2021, the stock closed at $0.73.

Holders of Record

On April 1, 2021, there were 69 holders of record of our common stock, as reported by the Company’s transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

No Dividends

No dividends have ever been paid on our securities, and we have no current plans to pay dividends in the foreseeable future.

Equity Compensation Plan

During 2017, the Company adopted the Cannabis Sativa, Inc. 2017 Stock Plan which authorizes the board of directors to issue up an aggregate of 3,000,000 shares of common stock to allow the Company to compensate employees and consultants from time to time by issuing them shares of Company common stock in return for services provided to the Company rather than paying for the services in cash thereby depleting the cash assets of the Company.  Under the plan there were no set issuances of stock to which any party is entitled.  Distributions are only allowed pursuant to the discretion of the board of directors if and when it is in the best interest of the Company to make any distribution. As of April 1, 2021, the Company had issued 3,000,000 shares under the 2017 Stock Plan, leaving no shares available for future issuance under the 2017 Plan.

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company.  By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021, and all shares under the 2020 Stock Plan were registered with the Securities & Exchange Commission on Form S-8 on January 29, 2021.  Registration of the shares in the 2020 Stock Plan allows immediate sale of the shares by the recipient of such shares. As of April 1, 2021, the Company has issued 154,044 shares under the 2020 Plan and has 1,845,956 shares available for future issuance under the 2020 Plan.

Transfer Agent

Colonial Stock Transfer Co., Inc., 66 Exchange Place, Suite 100, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, the Company issued 50,000 shares of restricted common stock for private investment of $25,000. The Company also issued 100,000 shares for acquisition of assets from GK Manufacturing and Packaging, Inc. The Company also issued 571,960 shares of preferred stock to one of our officers for stock payable and compensation and 4,575,298 shares of common stock to various officers and consultants for stock payable and compensation. Aggregate stock payable and compensation paid in stock for officers, directors and consultants totaled $2,697,280 for the year.

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

Results of Operations

Fiscal year ended December 31, 2020 compared with fiscal year ended December 31, 2019

Revenue for the fiscal years ended December 31, 2020 and 2019 were $2,035,283 and $1,159,737, respectively. Cost of revenues for the fiscal years ended December 31, 2020 and 2019 were $893,482 and $462,940, respectively. Gross profit for the fiscal years ended December 31, 2020 and 2019 were $1,141,801 and $696,797, respectively.  The increases for 2020 are a result of the improved business operations of PrestoCorp, our 51% owned subsidiary. Telemedicine is a growth area, especially now with the COVID-19 pandemic, and this growth drove revenues higher in 2020. In 2020, the Company also commenced operations in GK Manufacturing and Packaging, Inc. (GKMP), and this division added approximately $95,000 in revenues and $153,000 in cost of goods sold.

Net loss for the fiscal year ended December 31, 2020 was $2,458,544 compared to net loss of $4,006,713 for the fiscal year ended December 31, 2019.  The decrease in the net loss resulted primarily from an impairment loss of $1,376,593 taken in 2019, compared to no impairment losses taken in 2020. The 2019 impairment losses also resulted in a decrease in amortization in 2020 to $217,768 compared to $561,434 in 2019.  In addition, professional fees increased to $750,030 in 2020, compared to $547,284 in 2019, wages and salaries increased to $810,027 in 2020 compared to $393,310 in 2019, and advertising increased to $503,973 in 2020 compared to $195,879 in 2019. General and administrative expenses were essentially unchanged between periods. In 2020, we reduced our reliance on outside professionals and focused primarily on building our PrestoCorp subsidiary while looking for other acquisition candidates to expand our base business.  As noted in the description of our business, we negotiated the acquisition of certain production equipment and in February 2020, we closed on the acquisition and established a new operating subsidiary to engage in contract manufacturing of products containing hemp-based CBD.

Total operating expenses were $3,686,989 for the year ended December 31, 2020 compared to $4,501,902 for the fiscal year ended December 31, 2019.  The bulk of the operating expenses for both years were paid using the Company’s common stock and therefore required minimal cash. The Company used $191,756 in net cash from operating activities in 2020, compared to positive net cash provided by operating activities in 2019 of $94,648.

Results by Operating Divisions in the Year Ended December 31, 2020

	Years Ended
	A	B		A-B
PRESTOCORP	December 31, 2020	December 31, 2019	Change	Change %
REVENUE	$1,940,154	$1,157,437	$782,717	68%
Cost of Sales	740,645	462,940	277,705	60%
Cost of sales % of total sales	38%	40%	-2%
Gross Profit	1,199,509	694,497	505,012	73%
Gross profit % of sales	62%	60%	2%

PrestoCorp grew revenue by 68% and cost of sales decreased to 38% in the year ended December 31, 2020 compared to 2019.  This resulted in an increase in gross margin to 62% in 2020 compared to 60% in 2019.  These operational improvements were driven by improved efficiencies through scale of the company’s business and as a result of increased telehealth opportunities due to Covid-19.

	Years Ended
	A	B	A-B
GKMP	December 31, 2020	December 31, 2019	Change
REVENUE	$94,552	$-	$94,552
Cost of Sales	152,837	-	152,837
Cost of sales % of total sales	162%		162%
Gross Profit	(58,285)	-	(58,285)
Gross profit % of sales	-62%		-62%

GKMP did not operate in the year ended December 31, 2019.  Results of operations for the contract manufacturing business reflect the start-up nature of this segment and the impact of the pandemic on prospective customers and their willingness to commit to contract manufacturing efforts when there is substantial uncertainty surrounding the long-term effect of the pandemic.  GKMP operated with a negative gross profit in the year ended December 31, 2020. This was primarily due to high labor costs incurred during the start-up phase of operations.

Liquidity and Capital Resources

As noted above, cash used for operating activities was $191,756 in 2020 compared to positive cash flow in 2019 of $94,648. In 2020, financing activities provided cash of $186,300, consisting of proceeds from sales of restricted stock in the amount of $25,000 and from proceeds from related parties notes and advances in the amount of $161,300. We ended 2020 with $322,107 in cash on hand.

In the year ended December 31, 2019, our operations generated positive cash flow of $94,648. In 2019, financing activities provided cash of $141,882 consisting of cash proceeds from sales of restricted stock in the amount of $50,000 and from proceeds from related parties in the amount of $91,882. We ended 2019 with $336,107 in cash on hand.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses attributable to Cannabis Sativa, Inc. of $2,173,192 and $3,936,386, respectively, for the years ended December 31, 2020 and 2019 and had an accumulated deficit of $77,028,339 as of December 31, 2020 which raises substantial doubt about the Company’s ability to continue as a going concern. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt.  It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

As of April 16, 2021, the Company had cash on hand of approximately $330,000.  As a result, the Company has does not have sufficient liquidity to meet the immediate needs of our current operations.  Cash represents cash deposits held at financial institutions. Cash is held at major financial institutions and insured by the Federal Deposit Insurance Corporation (FDIC) up to federal insurance limits.

Off Balance Sheet Arrangements

None

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not Applicable.  The Company is a “smaller reporting company.”

Item 8.  Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

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

At December 31, 2020, disclosure controls and procedures were not effective due primarily to the material weaknesses in the Company’s internal control of financial reporting as discussed below.

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

Based on our evaluation under the framework described above, our management concluded that, due to the material weakness, our internal control over financial reporting was not effective as of December 31, 2020.

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

Changes in Internal Controls

Other than the identification and assessment of the material weaknesses described above, there was no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Incumbency	Positions Held
Catherine Carroll	80	2014	Treasurer, Director
Brad E. Herr	66	2020	CFO, Director
Trevor Reed	57	2016	Director
Robert N. Tankson III	34	2020	Director
David Tobias	70	2014	CEO, Secretary and Director

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

Directors during 2019 also included Stephen Downing and Deborah Goldsberry, both of whom resigned in 2019.

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

Director Meetings

In 2020, the Company’s Board of Directors meetings were held as needed via remote conference call. As a matter of convenience, many of the actions requiring Board approval are conducted telephonically and then documented as consent minutes. All minutes approved by consent require signatures from all directors. Most Board meetings are attended by all of the Directors, and absences, if any, are noted in the minutes. In 2021, meetings will be held at least once quarterly and more often if needed. Actions may also be taken in 2021 without formal meeting by consent signed by each of the directors.

Communications with Directors

Stockholders may communicate with the Board of Directors by sending written communications addressed to the Board of Directors, or any individual director, to: Cannabis Sativa, Inc., Attention: Corporate Secretary, 450 Hillside Dr., #A224, Mesquite, NV 89027.  All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate.  In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

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

Summary Compensation Table

Name and Position	Year	Salary ($)	Stock Awards	Total ($)
	2019	$—	$428,572	$428,572
David Tobias, President, Sec., Director	2020	$—	$175,964	$175,964
	2019	$—	$--	$--
Brad E. Herr, CFO, Director	2020	$—	$250,201	$250,201
	2019	$—	$111,112	$111,112
Catherine Carroll, Treasurer, Director (1)	2020	$—	$175,964	$175,964
	2019	$—	$343,332	$343,332
Donald J. Lundbom, CFO, CAO (2)	2020	$—	$--	$--

1.Catherine Carroll serves as Treasurer and Director of the Company and also keep the books of the Company.

2.Mr. Lundbom served as Chief Financial Officer and Chief Accounting Officer through December 31, 2019. Mr. Lundbom resigned his positions effective December 31, 2019.

We do not have any retirement, pension or profit-sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

Our directors are issued shares of common stock quarterly for their service on the board of directors.  During 2019, the Directors were paid $10,000 and the Chairman was paid $12,500 each quarter, payable in shares of common stock of the Company. On January 1, 2020, the compensation for directors, including the Chairman of the Board, was changed to $5,000 of shares quarterly. The 2020 Directors compensation level has been continued for 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 1, 2021, the number of shares of our common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of our issued and outstanding shares of common stock, and by each of our officers and directors, and by all officers and directors as a group.  On such date, there were 28,530,613 shares of our common stock issued and outstanding.  As of such date, we had 995,692 shares of preferred stock issued and outstanding that are convertible into shares of common stock on a share for share basis. For purposes of the ownership table, the Preferred Shares are considered equivalent to the Common Shares are included on an “as if” converted basis.  Total shares outstanding at April 1, 2021 on an “as if” converted basis would be 29,526,305.

Unless indicated otherwise, the address for any shareholder is the same as the address of the Registrant.

SHARE OWNERSHIP

Name and Address of Beneficial Owner	Amount of Direct Ownership		Amount of Indirect Ownership		Total Beneficial
Principal Stockholders	Common	Preferred	Common	Preferred	Ownership	Percentage
Sadia Barrameda (1)	661,046	-	2,404,654	151,884	3,217,584	10.9%
New Compendium Corp. (2)	2,404,654	151,884	661,046	-	3,217,584	10.9%
David Tobias	3,104,300	707,469	-	-	3,811,769	12.9%
Officers and Directors
David Tobias	3,104,300	707,469	-	-	3,811,769	12.9%
Catherine Carroll (3)	575,802	-	136,068	-	711,870	2.4%
Brad E. Herr (4)	-	-	285,885	-	285,885	1.0%
Trevor Reed	147,443	-	-	-	147,443	0.5%
Robert Tankson	84,220	-	-	-	84,220	0.3%
All Officers and Directors as a Group	3,911,765	707,469	421,953	-	5,041,187	17.1%

(1)Ms. Barrameda is deemed to be the beneficial owner of the 2,556,538 Common Shares and 151,884 Preferred shares owned by New Compendium Corporation as a result of her status as an officer, director and significant shareholder of New Compendium. Ms. Barrameda’s address is P.O. Box 1363, Discovery Bay, CA 94505.

(2) New Compendium Corp. is deemed the beneficial owner of 661,046 Common Shares owned by Sadia Barrameda. Ms. Barrameda is an affiliate of New Compendium Corp. New Compendium’s address is P.O. Box 1363, Discovery Bay, CA 94505.

(3) Ms. Carroll is deemed to be the beneficial owner of 136,068 Common Shares owned by Carroll’s Consulting LLC, and company wholly owned by Ms. Carroll.

(4) Brad E. Herr is deemed to be the beneficial owner of 285,885 Common Shares owned by Nexit, Inc., a corporation solely owned by Mr. Herr.

*Less than 1%.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the years ended December 31, 2020 and 2019 the Company received additional short-term borrowings and advances from related parties and officers of the Company to cover operating expenses.  As of December 31, 2020 and 2019, net borrowings on related party notes were $1,166,021 and $10,142, respectively, and advances from related parties were $18,800 and $1,008,378, respectively.  In 2020, the Company converted advances totaling $1,008,378 to short-term notes payable.  The Company has calculated interest on these sums at rates between 5% and 8% per annum and has recorded interest expense related to these balances in the amount of $56,045 and $49,608 for the years ended December 31, 2020 and 2019, respectively.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company.  If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

Item 14.  Principal Accounting Fees and Services

The following table presents aggregate fees that were billed or expected to be billed for the fiscal years ended December 31, 2020, and 2019, for professional services rendered by Assure CPA LLC (formerly DeCoria Maichel & Teague, P.S.).

	2020	2019
Audit Fees	$77,750	$61,000
Audit-Related Fees	2,750	-
Tax Fees	-	-
Other Fees	-	-
Total	$80,500	$61,000

“Audit Fees” represents fees for professional services provided in connection with the audit of our annual financial statements, review of financial statements included in our quarterly reports and related services normally provided in connection with statutory and regulatory filings and engagements and consents.

“Audit-Related Fees” represent fees for professional services provided in connection with providing the auditor’s consent on SEC filings.

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

*The exhibits and schedules to the Agreement and Plan of Reorganization are not included in the foregoing exhibit.  The Registrant undertakes to furnish the Commission with supplemental copies of any omitted items on request.

(1)Incorporated by reference to the Company’s current report on Form 8-K report filed July 18, 2013.

(2)Incorporated by reference to Exhibits 3(i) and 3(ii) of the Company’ s registration statement on Form 10-12G, filed with the SEC on January 28, 2009.

(3)Incorporated by reference to the Company’s current report on Form 8-K filed October 25, 2013.

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

Cannabis Sativa, Inc.
(Registrant)

Dated: April 16, 2021	By:	/s/ David Tobias
David Tobias
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Tobias
Dated: April 16, 2021	David Tobias
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Brad E. Herr
Dated: April 16, 2021	Brad E. Herr
Chief Financial Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Catherine Carroll
Dated: April 16, 2021	Catherine Carroll
Director

/s/ Trevor Reed
Dated: April 16, 2021	Trevor Reed
Director

/s/ Robert N. Tankson III
Dated: April 16, 2021	Robert N. Tankson III
Director

CANNABIS SATIVA, INC.

Contents

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of Cannabis Sativa, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cannabis Sativa, Inc. the "Company")  as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Assure CPA, LLC (formerly DeCoria, Maichel & Teague, P.S.)

We have served as the Company's independent auditor since 2019.

Spokane, Washington

April 16, 2021

CANNABIS SATIVA, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2020	2019
ASSETS
Current Assets
Cash	$322,107	$336,107
Accounts receivable, net	2,495	4,551
Advance for acquisition	—	50,000
Inventories	56,485	—
Investment in equity security, at fair value	195,000	—
Other current assets	55,199	3,999
Total Current Assets	631,286	394,657

Investment in equity security, at fair value	—	48,000
Property and equipment, net	199,120	6,440
Intangible assets, net	489,946	695,218
Deposits and other assets	9,250	—
Right to use asset	47,312	—
Goodwill	1,837,202	1,837,202

Total Assets	$3,214,116	$2,981,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$179,200	$73,579
Accrued interest - related parties	144,024	87,979
Advances from related parties	18,800	1,008,378
Notes payable to related parties	1,161,020	10,142
Customer deposits	25,545	—
Operating lease liability – current	31,891	—
Total Current Liabilities	1,560,480	1,180,078

Long-Term Liabilities
Operating lease liability - long term	15,421	—
Stock payable	—	640,685

Total Liabilities	1,575,901	1,820,763

Commitments and contingencies (Notes 7 and 8)

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; 1,090,128 and 1,021,849 issued and outstanding, respectively	1,090	1,021
Common stock $0.001 par value; 45,000,000 shares authorized; 27,453,178 and 22,224,199 shares issued and outstanding, respectively	27,455	22,226
Additional paid-in capital	77,660,014	74,834,032
Accumulated deficit	(77,028,339)	(74,855,147)

Total Cannabis Sativa, Inc. Stockholders' Equity	660,220	2,132

Non-Controlling Interests	977,995	1,158,622

Total Stockholders' Equity	1,638,215	1,160,754

Total Liabilities and Stockholders' Equity	$3,214,116	$2,981,517

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2020	2019

Revenues	$2,035,283	$1,159,737

Cost of Revenues	893,482	462,940

Gross Profit	1,141,801	696,797

Operating Expenses
Impairment of Intangibles	—	1,039,926
Impairment of iBudTender goodwill	—	336,667
Professional fees	750,030	547,284
Depreciation and amortization	217,768	561,434
Wages and salaries	810,027	393,310
Advertising	503,973	195,879
General and administrative	1,405,191	1,427,402

Total Operating Expenses	3,686,989	4,501,902

Loss from Operations	(2,545,188)	(3,805,105)

Other (Income) and Expenses
Unrealized (gain) loss on investment	(147,000)	152,000
Interest expense	60,356	49,608

Total Other (Income) Expenses, Net	(86,644)	201,608

Loss Before Income Taxes	(2,458,544)	(4,006,713)

Income Taxes	—	—

Net Loss	(2,458,544)	(4,006,713)
Loss attributable to non-controlling interest - GK Manufacturing	(367,792)	—
Loss attributable to non-controlling interest - iBudTender	(3,878)	(72,312)
Income attributable to non-controlling interest - PrestoCorp	86,318	1,985

Net Loss Attributable To Cannabis Sativa, Inc.	$(2,173,192)	$(3,936,386)

Net Loss per Common Share:
Basic & Diluted	$(0.09)	$(0.18)

Weighted Average Common Shares Outstanding:
Basic & Diluted	25,408,676	21,664,986

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

							Non-controlling Interest - Prestocorp	Non-controlling Interest - iBudTender	Non-controlling Interest - GK Manufacturing
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit				Total
	Shares	Amount	Shares	Amount

Balance - January 1, 2019	759,444	$759	21,316,201	$21,318	$72,971,563	$(70,918,761)	$1,105,495	$123,454	$ —	$3,303,828
Sales of shares of stock and warrants for cash	—	—	125,000	125	49,875	—	—	—	—	50,000
Cancellation and retirement of shares	—	—	(70,000)	(70)	70	—	—	—	—	—
Shares issued for services	223,014	223	725,937	726	1,358,394	—	—	—	—	1,359,343
Shares issued for stock payable	39,391	39	127,061	127	454,130	—	—	—	—	454,296
Net income (loss) for the year	—	—	—	—	—	(3,936,386)	1,985	(72,312)	—	(4,006,713)
Balance - December 31, 2019	1,021,849	1,021	22,224,199	22,226	74,834,032	(74,855,147)	1,107,480	51,142	—	1,160,754

Conversion of Preferred to Common	(503,681)	(504)	503,681	504	—	—	—	—	—	—
Shares of stock issued in acquisition of GK Manufacturing assets	—	—	100,000	100	108,900	—	—	—	104,725	213,725
Sales of shares of stock and warrants for cash	—	—	50,000	50	24,950	—	—	—	—	25,000
Shares issued for services	348,746	350	3,612,060	3,612	2,052,633	—	—	—	—	2,056,595
Shares issued for stock payable	223,214	223	963,238	963	639,499	—	—	—	—	640,685
Net income (loss) for the year	—	—	—	—	—	(2,173,192)	86,318	(3,878)	(367,792)	(2,458,544)
Balance - December 31, 2020	1,090,128	$1,090	27,453,178	$27,455	$77,660,014	$(77,028,339)	$1,193,798	$47,264	$(263,067)	$1,638,215

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,458,544)	$(4,006,713)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Unrealized (gain) loss on investment	(147,000)	152,000
Impairment of intangibles	—	1,039,926
Impairment of iBudTender goodwill	—	336,667
Depreciation and amortization	235,624	561,434
Shares issued for services	2,056,595	1,922,178
Changes in Operating Assets and Liabilities:
Accounts receivable	2,056	6,095
Inventories	(8,498)	5,714
Other current assets	(51,200)	25,854
Deposits and other assets	(8,000)	—
Accounts payable and accrued liabilities	105,621	51,493
Accrued interest - related parties	56,045	—
Customer deposits	25,545	—
Net Cash Provided (Used) by Operating Activities	(191,756)	94,648

Cash Flows from Investing Activities:
Purchase of property and equipment	(58,544)	(2,369)
Advance to GK settled with asset acquisition	50,000	(50,000)
Net Cash Used in Investing Activities	(8,544)	(52,369)

Cash Flows from Financing Activities:
Proceeds from sale of common stock and warrants	25,000	50,000
Notes payable from related parties	142,500
Advances from and payables to related parties	18,800	91,882
Net Cash Provided by Financing Activities	186,300	141,882

NET CHANGE IN CASH	(14,000)	184,161

CASH AT BEGINNING OF YEAR	336,107	151,946

CASH AT END OF YEAR	$322,107	$336,107

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities:
Net asset acquisition acquired with shares of common stock	$213,725	$—
Common stock issued from stock payable	$640,685	$454,296
Operating lease liability from acquiring right to use asset	$61,367	$—
Advances from related parties exchanged for notes payable to related parties	$1,008,378	$—

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

1. Organization and Summary of Significant Accounting Policies

Nature of Business:

Cannabis Sativa, Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.  We operate through several subsidiaries including PrestoCorp, Inc. (“PrestoCorp”), iBudtender, Inc. (“iBudtender”), Wild Earth Naturals, Inc. (“Wild Earth”), Kubby Patent and Licenses Limited Liability Company, (“KPAL”), Hi Brands, International, Inc. (“Hi Brands”), GK Manufacturing and Packaging, Inc. (“GKMP”), and Eden Holdings LLC (“Eden”).  PrestoCorp and GK Manufacturing are both 51% owned subsidiaries and iBudtender is a 50.1% owned subsidiary. Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. Currently, PrestoCorp, GKMP and iBudtender are operating subsidiaries, although iBudtender is not currently generating any revenue. The Company is reviewing opportunities for business development relating to Wild Earth, KPAL, and Hi Brands. Eden is not operating and had no activity for the years ended December 31, 2020 and 2019.

Our primary operations in the year ended December 31, 2020 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. GKMP commenced operations during the second quarter of 2020. iBudtender is also working to complete and commercialize an application (the iBudtender App) that will provide a convenient means for sharing information about cannabis products, patients and businesses.

Principles of Consolidation:

The consolidated financial statements include the accounts of Cannabis Sativa, Inc. (the “Company” or “CBDS”), and its wholly-owned subsidiaries; Wild Earth Naturals, Inc., Hi-Brands International, Inc., Eden Holdings LLC, our 50.1% ownership of iBudtender Inc., our 51% ownership of PrestoCorp, and our 51% ownership of GK Manufacturing Inc., (collectively referred to as the “Company”).  All significant inter-company balances have been eliminated in consolidation. We hold controlling interests in iBudTender, PrestoCorp and GK Manufacturing and exercise control through management practices and oversight by the Company’s Board of Directors.  GK Manufacturing was established in February 2020.

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

Going Concern:

The Company has had recurring losses and has an accumulated deficit of $77,028,339 at December 31, 2020, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions by management affect the allowance for doubtful accounts, possible impairment of long-lived assets (including goodwill and intangible assets), the provision for income taxes and related deferred tax accounts, contingencies, and the value attributed to stock-based awards.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

Accounts Receivable:

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through an allowance for doubtful accounts. Changes to the allowance for doubtful accounts are based on management’s judgment, considering historical write-offs, collections and current credit conditions. Balances which remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to the applicable accounts receivable. Payments received on receivables subsequent to being written off are considered a bad debt recovery.

Inventories:

Inventory costs, when applicable, include those costs directly attributable to the manufacture of the product before sale. Inventories consist of raw materials and finished goods and are carried at the lower of cost or net realizable value, using the first-in, first-out method of determining cost.  Inventories at December 31, 2020 consist of emoluments, CBD oils, scents, flavors, and similar components of the salves, edibles, drinks, and topical products that GKMP produces.  As of December 31, 2019, the Company had no inventory.

Property and Equipment:

Property and equipment are recorded at cost.  Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.  The average lives range from five (5) to ten (10) years.  Leasehold improvements are amortized on the straight-line method over the lesser of the lease term or the useful life. When assets are retired or sold, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.  Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.  Betterments or renewals are capitalized when incurred.

Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents and balances due to related parties approximate fair value given their short-term nature.

Cash:

Cash is held at major financial institutions and insured by the Federal Deposit Insurance Corporation (FDIC) up to federal insurance limits. The Company considers all highly liquid investments purchased with an original maturity of three months or less when acquired to be cash equivalents.

Net Loss per Share:

Net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. At December 31, 2020 and 2019, the Company had 175,000 and 174,900 outstanding warrants, respectively, that could be dilutive to future periods net income. Also, at December 31, 2020 and 2019, the Company had 1,090,128 and 1,021,849 shares of convertible Series A preferred stock, respectively, that could be dilutive to future periods net income.

Investments:

Equity securities of investments in which the Company owns less than 20% and/or has no significant influence are generally measured at fair value. Unrealized gains and losses for equity securities are included in earnings. Upon sale of an equity security, the realized gain or loss is recognized in earnings.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

Investments in companies in which the Company has the ability to exercise significant influence, but do not control, will be accounted for under the equity method of accounting. In determining whether significant influence exists, the Company will consider its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee will be included in earnings. At December 31, 2020 and 2019, the Company has no investments accounted for using the equity method (Note 2).

Investments in companies in which the Company holds more than 50% of the voting interests, but less than 100%, and has significant influence, the company is consolidated and other investor interests are presented as non-controlling.

Revenue Recognition:

Provision for sales incentives, discounts and returns and allowances, if applicable, are accounted for as reductions of revenue in the period the related sales are recorded. The Company had no warranty costs associated with the sales of its products.

The Company currently operates two divisions, the telehealth business operated through PrestoCorp and the contract manufacturing business operated through GKMP.

The telehealth division generates revenue based on a per telehealth visit for clients looking to obtain a permit to use marijuana for medical purposes in states that have legalized medical marijuana. Revenues are recognized when the Company satisfies its performance obligation to provide telehealth services upon a referral to a contracted physician. The obligation to perform the referral and the referral are automated and occur at the same time an online client subscribes for the visit and gains access to our network of health care professionals. Recognition of revenue is not dependent on the issuance of a marijuana card since issuance of the card is dependent on health and other factors beyond our control. This initial service is a one-time referral to a physician. Clients may return for other telehealth consultations, typically regarding product recommendations, and such additional physician referrals are provided at an additional cost. The billing and payment processes for each physician referral are automated through our online platform. Revenue is recognized in an amount that reflects the consideration that is received in exchange for each physician referral provided to the client.

The contract manufacturing division recognizes revenue from manufacturing operations when the products are shipped to the customer. In some instances, customers provide inventory for the manufacturing process and GKMP provides labor, supplies and manufacturing operations to mix and package the products.  Revenues are recognized when the manufacturing and packaging process are completed and the goods have been shipped to the customer.  In other instances, the Company acquires inventory and manufactures products for customers and/or to hold in inventory for later sale to customers through the GKMP on-site dispensary, through the GKMP online store, or to independent distributors. In these instances, revenue is recognized when the product is shipped to the customer or distributor.  Shipment terms are FOB origination.

Intangible Assets and Goodwill:

Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from 5 to 10 years. The carrying amounts of our definite-lived intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset’s carrying amount.   At December 31, 2020 and 2019, we do not have any indefinite-lived intangible assets.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. To assess impairment, the fair value of

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

the reporting unit is evaluated on qualitative factors.  If the qualitative factors indicate a likelihood of impairment, we then evaluate carrying value of the reporting unit based on quantitative factors using the income approach. A goodwill impairment loss is recognized for the excess of the carrying value of goodwill for the reporting unit over its implied fair value.

Advertising Expense:

Advertising costs are expensed as incurred and are broken out separately in the accompanying consolidated statements of operations.

Stock-Based Compensation:

Stock-based payments to employees and non-employees are recognized at their fair values.  Compensation expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  Transactions in which goods or services are received for the issuance of shares of the Company’s preferred or common stock are accounted for based on the fair value of the common stock issued.  When options to purchase shares of stock are granted, fair value is determined using the Black-Scholes option pricing model. Most awards to date have been in the form of shares of the Company’s common and preferred stock issued under the Company’s 2017 Stock Plan. The Company currently recognizes compensation costs immediately as our awards are 100% vested at the time of issuance.

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

Leases:

The Company determines if an arrangement is a lease, or contains a lease, at the inception of an arrangement. If the Company determines that the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or finance lease. Operating and finance leases result in recording a right-to-use (“RTU”) asset and lease liability on the consolidated balance sheets. RTU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease RTU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease RTU assets and operating lease liabilities, the Company uses the non-cancellable lease term plus options to extend that it is reasonably certain to exercise. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected not to recognize RTU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. The Company has elected not to separate lease and non-lease components for any class of underlying asset.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

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

Contingencies:

In determining accruals and disclosures with respect to loss contingencies, the Company evaluates such accruals and contingencies for each reporting period. Estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred, and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Recent Accounting Pronouncements:

Accounting Standards Updates Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Auditing Standards Update (“ASU”) No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update was adopted as of January 1, 2020, and its adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. This update is effective for annual and interim periods beginning after December 15, 2019, and interim periods within that reporting period. The update was adopted as of January 1, 2020, and its adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Management is evaluating the impact of this update on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2019-12 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021,

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

including interim periods within those fiscal years and with early adoption permitted. Management is evaluating the impact of this update on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

2.  Property and Equipment

Property and equipment consisted of the following at December 31, 2020 and 2019:

	2020	2019
Furniture and Equipment	$225,629	$17,414
Leasehold Improvements	17,315	2,500
	242,944	19,914
Less: Accumulated Depreciation	(43,824)	(13,474)
Net Property and Equipment	$199,120	$6,440

Depreciation expense for the years ended December 31, 2020 and 2019 was $30,352 and $2,477, respectively.

3.  Intangibles and Goodwill

All of the Company’s intangibles are definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at December 31, 2020 and 2019:

	2020	2019
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,045,464)	(840,192)
Net Intangible Assets	$489,946	$695,218

Amortization expense for the years ended December 31, 2020 and 2019 was $205,272 and $558,958, respectively.   Amortization of intangibles for each of the next five years is:

2021	$169,142
2022	161,865
2023	151,686
2024	3,049
2025	932

Goodwill at December 31, 2020 and 2019 was $1,837,202 and relates to the 2017 PrestoCorp acquisition and is comprised the original goodwill recognized $3,010,202 less cumulative impairment of $1,173,000 recognized in 2018   No impairment of the PrestoCorp goodwill was recognized during the years ended December 31, 2020 and 2019.

Goodwill of $336,667 was recognized with the 2016 IBudtender acquisition which is fully impaired as of December 31, 2020 and 2019.  During the year ended December 31, 2019, the Company recognized a full impairment of the balance ($336,667). The impairment of the iBudtender goodwill was due to delays in completion of the iBudtender software and mobile app, and failure to commence viable business operations, as well as the uncertainty surrounding the future of the business opportunity.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

There were no intangible nor goodwill additions, deletions, and impairments recognized in the year ended December 31, 2020.

4.  Related Party Transactions

The Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company, and a significant shareholder holding in excess of 10% of the Company’s outstanding shares. During the years ended December 31, 2020 and 2019, the Company recorded interest expense related to these advances at the rates between 5% and 8% per annum and in the amounts of $56,045 and $49,608, respectively.

In 2020, the Company converted all of the outstanding advances at December 31, 2019 into one year notes due on December 31, 2020 bearing interest at 5%. New borrowings on notes payable in the year ended December 31, 2020 were $142,500. In 2020, the Company also received a short-term advance in the amount of $18,800 which was not pursuant to a note payable and is expected to be repaid in 2021. This advance is not interest bearing.  In the year ended December 31, 2019, advances totaled $91,882.

In April 2021, the notes were extended to December 31, 2021. The Company is currently in discussions with the note holders to covert these notes into long-term obligations, but the terms have not been finalized.

Included in the note payable balances at December 31, 2020 and 2019 is a note payable to the founder of iBudtender of $10,142 and $10,142, respectively. The note earns interest at 0% and was due on December 2019. The note has not yet been paid pending further review of the iBudtender business and adjustment of the agreements between the parties.

The following tables reflect the related party advance and note payable balances.

	Advances from related parties	Notes payable to related parties	Accrued interest - related parties
	December 31, 2020
David Tobias, CEO & Director	$-	$944,378	$120,293
New Compendium, Affiliate	-	152,500	20,063
Keith Hyatt, Affiliate (GKMP)	13,100	-	-
Jason Washington, Affiliate (GKMP)	5,700	-	-
Chris Cope, Affilitate (iBudtender)	-	10,142	-
Cathy Carroll, Director	-	50,000	3,068
Other Affiliates	-	4,000	600
Totals	$18,800	$1,161,020	$144,024

	December 31, 2019
David Tobias, CEO & Director	$851,878	$-	$75,141
New Compendium, Affiliate	152,500	-	12,438
Chris Cope, Affilitate (iBudtender)	-	10,142	-
Other Affiliates	4,000	-	400
Totals	$1,008,378	$10,142	$87,979

During the year ended December 31, 2020 and 2019, the Company incurred approximately $162,300 and $69,000 respectively, for consulting services from a nephew of the Company’s president. These services were paid in shares of the Company’s common stock. These amounts are included in the statements of operations in general and administrative expenses.

In the years ended December 31, 2020, and 2019, the Company paid officer and director compensation for services in shares of common stock in order to reduce operating cash flow requirements.  The shares were recorded at fair value at the time of issuance as compensation expense. These amounts totaled $678,870 and $761,730, respectively, in years

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

ended December 31, 2020 and 2019.  The amounts are included in the statements of operations in general and administrative expenses. See Note 6 regarding shares issued to related parties.

5.  Investments

The Company owns 10,000,000 shares of common stock of Medical Cannabis Payment Solutions (ticker:  REFG) that has an original cost of $200,000. At December 31, 2020, the fair value of the investment in REFG was adjusted to $195,000 based on the closing price of the stock on that date, which resulted in an unrealized gain on investment of $147,000 during the year ended December 31, 2020. At December 31, 2019, the fair value of the investment in REFG was adjusted to $48,000 based on the closing price of the stock on that date, which resulted in an unrealized loss on investment of $152,000 during the year ended December 31, 2019.

6.  Stockholders’ Equity

Share Capital

The authorized capital of the Company consists of 45,000,000 shares of Common Stock with a par value of $0.001 and 5,000,000 shares of preferred stock issuable in series with such rights, preferences and conditions as the Board of Directors may establish.  The Company has designated and established the rights of Series A preferred stock (“Series A”) with a par value of $0.001.  The Company is authorized to issue up to 5,000,000 shares of Series A.  The holders of Series A are entitled to dividends if the Company declares a dividend on common shares, have no liquidation preference, have voting rights equal to 1 vote per share, and can be converted into one share of common at any time. In the year ended December 31, 2020, a related party converted 503,681 preferred shares into 503,681 shares of common stock. No preferred shares were converted in the year ended December 31, 2019.

Stock Compensation Plans

2017 Stock Plan

On July 28, 2017, the Company adopted the Cannabis Sativa 2017 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company.  The Company authorized up to 3,000,000 shares of common stock to be issued pursuant to the 2017 Stock Plan. At December 31, 2020, the Company was authorized to issue up to 55,657 additional shares under the 2017 Stock Plan.

2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company.  By board of director resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021 by resolution. No shares were issued under the 2020 Stock Plan in the year ended December 31, 2020.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

Warrants

Transactions in common stock purchase warrants for the years ended December 31, 2020 and 2019 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2018	49,900	$2.00
Issued	125,000	0.80
Balance December 31, 2019	174,900	$0.80 -$2.00
Issued	50,000	2.00
Expired	(49,900)	(2.00)
Balance December 31, 2020	175,000	$0.80 -$2.00

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
125,000	$0.80	November 2022
50,000	2.00	July and August 2023
175,000

Securities Issuances

During the years ended December 31, 2020 and 2019, shares of common stock and preferred stock were issued to related and non-related parties as follows:

Year ended December 31, 2020

	Services			Other Activity			Total
Shares issued for stock payable	Common	Preferred	Value	Common	Preferred	Value	Common	Preferred	Value
Related party issuance	521,411	223,214	$431,201	-	-	$-	521,411	223,214	$431,201
Non-related party issuance	441,827	-	209,484	-	-	-	441,827	-	209,484
Total shares for stock payable	963,238	223,214	$640,685	-	-	$-	963,238	223,214	$640,685

Conversion of preferred stock	-	-	$-	503,681	(503,681)	$-	503,681	(503,681)	$-

Services
Related party issuances
David Tobias, Officer, Director	-	348,746	$175,964	-	-	$-	-	348,746	$175,964
Brad Herr, Officer, Director	498,878	-	250,201	-	-	-	498,878	-	250,201
Robert Tankson, Director	127,570	-	62,661	-	-	-	127,570	-	62,661
Cathy Carroll, Director	348,746	-	175,964	-	-	-	348,746	-	175,964
Trevor Reed, Director	58,125	-	29,328	-	-	-	58,125	-	29,328
Keith Hyatt, President GKMP	278,237	-	140,237	-	-	-	278,237	-	140,237
Kyle Powers, CEO PrestoCorp	92,593	-	44,444	-	-	-	92,593	-	44,444
Total related party issuances	1,404,149	348,746	878,799	-	-	-	1,404,149	348,746	878,799
Non-related party issuances	2,207,911	-	1,177,794	-	-	-	2,207,911	-	1,177,794
Total shares for services	3,612,060	348,746	$2,056,593	-	-	$-	3,612,060	348,746	$2,056,593
Issuance for cash	-	-	$-	50,000	-	$25,000	50,000	-	$25,000
Issuance for acquisition	-	-	$-	100,000	-	$109,000	100,000	-	$109,000

Aggregate totals	4,575,298	571,960	$2,697,278	603,681	-	$109,000	5,228,979	68,279	$2,831,278

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

Year ended December 31, 2019
	Services			Other Activity			Total
Shares issued for stock payable	Common	Preferred	Value	Common	Preferred	Value	Common	Preferred	Value
Related party issuances	85,681	39,391	$340,080	-	-	$-	85,681	39,391	$340,080
Non-related party issuances	41,380	-	114,216	-	-	-	41,380	-	114,216
Total shares for stock payable	127,061	39,391	$454,296	-	-	$-	127,061	39,391	$454,296

Services
Related Party issuances
David Tobias, Officer, Director	-	223,014	$308,732	-	-	$-	-	223,014	$308,732
Donald Lundbom, CFO	178,659	-	247,330	-	-	-	178,659	-	247,330
Stephen Downing, Director	28,910	-	40,023	-	-	-	28,910	-	40,023
Cathy Carroll, Director	57,819	-	80,043	-	-	-	57,819	-	80,043
Trevor Reed, Director	23,127	-	32,015	-	-	-	23,127	-	32,015
Deborah Goldsberry, Director	12,016	-	21,572	-	-	-	12,016	-	21,572
Michael Gravel, Director	23,127	-	32,015	-	-	-	23,127	-	32,015
Total related party issuances	323,658	223,014	$761,730	-	-	$-	323,658	223,014	$761,730
Non-related party issuances	402,279	-	$597,613	125,000	-	$50,000	527,279	-	$647,613
Total shares for services	725,937	223,014	$1,359,343	125,000	-	$50,000	850,937	223,014	$1,409,343

Shares cancelled	-	-	$-	(70,000)	-	$-	(70,000)	-	$-

Aggregate totals	852,998	262,405	$1,813,639	55,000	-	$50,000	907,998	262,405	$1,863,639

7.  Acquisition of GK Manufacturing and Packaging, Inc.

In the year ended December 31, 2020, the Company acquired assets and established GK Manufacturing and Packaging, Inc. (“GKMP”) to conduct contract manufacturing operations for customers seeking to obtain CBD infused products, including salves, tinctures, edibles, and other products containing CBD. In connection with the acquisition, the Company issued two key individuals an aggregate of 100,000 shares of common stock with a fair value of $109,000 for a 51% interest in GKMP.   Allocation of the acquisition price to the assets acquired was as followed:

Asset fair value on acquisition date
Inventories	$47,987
Packaging line and other manufacturing equipment	164,488
Lease deposit	1,250
Net Assets acquired	$213,725

CBDS at 51% (fair value of common shares issued)	$109,000
NCI at 49%	104,725
$213,725

The 49% non-controlling interest is considered a related party to the Company because the non-controlling interest is owned, in part, by the president of GKMP.

Employment Agreements.  Upon completion of the acquisition of assets for GKMP, GKMP entered into employment agreements with the two key individuals. The employment agreements are terminable at any time with or without cause, but in the event of termination without cause, the salary will continue for six months. Salary for the president of GKMP is set at $65,000 per annum and salary for the Vice President – Sales and Marketing is set at $50,000 per annum.  The agreements also provide the individuals with expense reimbursements and other employee benefits comparable to those being offered to the other employees of the Company. Currently, GKMP has not established any other employee benefit programs.

Contingent Consideration.  In connection with the GKMP asset acquisition, the Company agreed to pay additional consideration to the two key individuals employed by GKMP upon achievement of certain performance goals. If GKMP net revenues exceed $3,000,000 and net income exceeds 25% of net revenues in the year ended December 31, 2020, an additional $1,000,000 in consideration would be due to the key individuals. If GKMP net revenues exceed $6,000,000 and net income exceeds 25% of net revenues in the year ended December 31, 2020, an additional $500,000

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

in consideration would be due to the key individuals ($1,500,000 in the aggregate). The additional consideration amounts, if any, would be payable in stock at the average closing price of the shares in the five trading days prior to the date of payment.  During the year ended December 31, 2020, GKMP has reported net revenues of approximately $95,000; thus no additional consideration will be paid under this provision.

Working Capital Obligation. In connection with the GKMP asset acquisition, the Company agreed to provide up to an additional $500,000 in working capital to GKMP.  These amounts are recorded as investment in GKMP by CBDS and as equity on the books of GKMP and are eliminated in the consolidation.  Due to the ownership structure of GKMP, 49% of the working capital payments from the Company to GKMP benefit the holders of the non-controlling interest.  The full amount of the working capital commitment to GKMP was funded in the year ended December 31, 2020.

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

Property and equipment, net	December 31, 2020	December 31, 2019
PrestoCorp	$3,148	2,815
GKMP	193,616	-
Other	2,356	3,625
Total	$199,120	$6,440

Capital expenditures	For the Years Ended
	December 31, 2020	December 31, 2019
PrestoCorp	$2,662	$2,369
GKMP	55,882	-
Other	-	-
Total	$58,544	$-

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

Financial information for each operating segment is as follows:

	Years ended December 31,
	2020	2019
PrestoCorp
Revenue	$1,940,154	$1,157,437
Cost of revenue	740,645	462,940
Gross profit	1,199,509	694,497
Depreciation and amortization	$55,911	$79,391

GKMP
Revenue	94,552	-
Cost of revenue	152,837	-
Gross profit	(58,285)	-
Depreciation and amortization	$26,754	$-

Other
Revenue	577	2,300
Depreciation and amortization	$152,959	$482,043

Total
Revenue	2,035,283	1,159,737
Cost of revenue	893,482	462,940
Gross profit	$1,141,801	$696,797
Depreciation and amortization	$235,624	$561,434

Revenues from major customers by operating unit are as follows:

Customer Concentrations	Year ended December 31,
	2020	2019
PrestoCorp
Total PrestoCorp concentrations	$-	$-
% of PrestoCorp revenues	0%	0%
GKMP
Customer A	$8,257	$-
Customer B	19,670	-
Total GKMP concentrations	$27,927	$-
% of GKMP revenues	30%	0%

9.  Commitments and Contingencies

Leases.  The Company renewed a lease in Mesquite, Nevada in November 2019 on a month to month basis at a cost of $600 per month. The Company terminated the lease at the end of February 2020 and now operates out of a virtual office maintained by our Chief Executive Officer.

PrestoCorp leases office space through WeWork in New York for $2,444 per month on a month to month arrangement. Until February 2019, PrestoCorp also leased space in San Francisco for $2,800 per month. PrestoCorp terminated its lease and closed its office in San Francisco as of the end of February 2019.  Primary operations for PrestoCorp are now based in New York City. Rent expense for the years ended December 31, 2020 and 2019 was $38,458 and $29,950, respectively.

GKMP leases a commercial printer and a bottle filling line, both of which are used in its manufacturing and packaging operations. The Company assumed the printer lease as part of the acquisition of GKMP’s assets (see Note 6).  The

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

bottle filler was leased by GKMP commencing on April 1, 2020.  The contracts for both these leases are required to be accounted for as a right to use assets with a related operating lease liability.   To calculate the right of use asset and related liability, the Company utilized a 10% incremental borrowing rate to discount the future rent payments over the remaining lease terms. For the year ended December 31, 2020, the Company recognized $22,527 in manufacturing equipment lease expense which is included in cost of good sold in the consolidated statements of operations.  No manufacturing equipment lease expense was recognized in the year ended December 31, 2019.

At December 31, 2020, the remaining lease term is 30 months on the printer and 15 months on the bottle filling line.  The lessors hold deposits of $1,250 on the printer lease and $8,000 on the bottle filling line.  Future minimum lease payments over the remaining term are as follows:

From January 1, 2021 to December 31, 2021	$ 36,022
From January 1, 2021 to December 31, 2022	14,473
From January 1, 2022 to December 31, 2023	4,095
Total	54,590
Less imputed interest	(7,278)
Net lease liability	47,312
Current portion	(31,891)
Long term	$ 15,421

Litigation.  In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of December 31, 2020, one claim was pending or threatened relating to general business disputes and accounts payable for services. Management believes the outcome of currently pending claim is not likely to have a material effect on our consolidated financial position and results of operations.

Shares in Escrow.  At December 31, 2020 and 2019, the Company had 419,475 shares of common stock in escrow as part of the acquisition of PrestoCorp. These shares were issuable in certain circumstances to the principals of PrestoCorp based on performance of the PrestoCorp business in 2020 and 2021.  The escrow account originally contained 629,213 shares of common stock but 209,738 shares were cancelled in 2018 when the performance requirements for that tranche of shares were not met.  The escrowed shares are not counted in the outstanding stock of the Company and will be considered compensation to the principals if and when issued. The escrow account also includes an additional 500 shares of PrestoCorp common stock which is distributable either back to the principals of PrestoCorp or to the Company, also depending on certain minimum performance requirements which extend into 2021.  If all of the PrestoCorp shares are ultimately distributed to the Company, the shares would have the effect of increasing the Company’s ownership of PrestoCorp to 61% from the current level of 51%.

In August 2020, the Company entered into discussions with the principals of PrestoCorp regarding the escrowed shares and various compensation matters relating to their work for the Company through the date of the discussions.  In December, the Company received a demand letter from the PrestoCorp principals’ attorney demanding release of all escrowed shares to them and demanding additional compensation. The Company denied the initial demand and has continued its discussions with the principals. In January 2021, the Company released a tranche of 209,738 escrowed shares to the PrestoCorp principals to show good faith in the ongoing negotiations. The parties are continuing to evaluate the others respective positions and management believes that the disagreements over performance, compensation and escrowed shares will be amicably resolved in 2021. No contingent liability has been established for this disagreement and it is management’s intention to address the PrestoCorp principals’ issues so they can continue to focus their attention on their ongoing business responsibilities. Management does not believe that this matter will have a material impact on the financial statements or the results of operations even if the matter requires a more formal dispute resolution process, and the PrestoCorp principals prevail on their claims.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

10.   COVID- 19:

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

11.  Income Taxes

The Company did not recognize a tax provision or benefit for the years ended December 31, 2020 and 2019 due to ongoing net losses and a valuation allowance.  At December 31, 2020 and 2019, the Company had net deferred tax assets which will not be realized and are fully reserved by valuation allowances.

At December 31, 2020 and 2019, the Company had net deferred tax assets principally arising from net operating loss carryforwards for income tax purposes and differences in the carrying values of goodwill and intangibles between the Company’s financial statements and its income tax returns. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at December 31, 2020 and 2019.

The components of the Company’s net deferred tax assets at December 31, 2020 are as follows:

	2020	2019
Deferred tax asset:
Net operating loss carryforwards	$3,424,000	$2,990,000
Goodwill and intangibles	998,000	955,000
Other	33,000	1,000
Total deferred tax assets	4,455,000	3,946,000
Valuation allowance	(4,455,000)	(3,946,000)
Net deferred tax assets	$-	$-

At December 31, 2020 the Company had net operating loss carry forwards of approximately $16,100,000 for federal and state purposes, $10,000,000 of which expire between 2021 through 2037. The remaining balance of $6,100,000 will never expire but utilization is limited to 80% of taxable income in any future year.

The reconciliation of the statutory federal income tax rate of 21% and the Company’s tax provision (benefit) at December 31, 2020 is as follows:

	2020	2019
Net loss	$(2,458,544)	$(4,006,713)
Less non-controlling interests net loss	285,352	70,327
Net loss attributable to CBDS	(2,173,192)	(3,936,386)

Provision (benefit) computed using the statutory rate	$(456,000)	$(827,000)
Non-deductible items	4,000	92,000
Change in estimate	(57,000)	-
Change in valuation allowance	509,000	735,000
Total income tax provision (benefit)	$-	$-

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized.  The Company is subject to possible tax examinations for the fiscal years 2017 through 2020.  Prior year tax attributes could be adjusted by taxing authorities.  If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2020 and 2019

12.  Subsequent Events

Subsequent to year end, the Company has issued shares to contractors for services in the quarter ending March 31, 2021.  An aggregate total of 669,264 shares common shares and 73,530 shares were issued. All of the shares were issued as compensation for services rendered in the first quarter of 2021 with an aggregate value of $378,825.

On March 5, 2021, The Company sold 10,466 shares of common stock pursuant to private placement at an offering price of $0.46 per share for aggregate proceeds of $4,814.

IN the period from January 1, 2021 through April 1, 2021, David Tobias, Chief Executive Officer of the Company, converted 167,966 shares of preferred stock into 167,966 shares of common stock in accordance with the conversion feature included in the preferred shares.