Form 10-Q
period 2021-03-31
Cannabis Sativa, Inc.
filed 2021-05-17
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2021
or

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

☐ Yes ☒ No

The number of shares of the issuer's Common Stock outstanding as of May 10, 2021, is 28,731,622.

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

Results of Operations

Three Months Ended March 31, 2021 compared with the Three Months Ended March 31, 2020

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

	Three Months Ended
	A	B	A-B
	March 31, 2021	March 31, 2020	Change	Change %
REVENUE	$ 557,323	$ 493,140	$ 64,183	13%
Cost of revenues	265,014	187,335	77,679	41%
Cost of sales % of total sales	48%	38%	10%
Gross profit	292,309	305,805	(13,496)	-4%
Gross profit % of sales	52%	62%	-10%
OPERATING EXPENSES
Professional fees	119,739	279,086	(159,347)	-57%
Depreciation and amortization	47,582	51,635	(4,053)	-8%
Wages and salaries	208,462	184,909	23,553	13%
Advertising	93,449	87,088	6,361	7%
General and administrative	457,792	375,862	81,930	22%
Total operating expenses	927,024	978,580	(51,556)	-5%
NET LOSS FROM OPERATIONS	(634,715)	(672,775)	38,060	-6%

Revenues grew 13% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  Revenues in the first quarter of 2021 increased primarily due to growth in revenue of GKMP.  GKMP began operations in the first quarter of 2020 and reported nominal revenues in that quarter.  Revenues reported by GKMP were up 374% in the first quarter of 2021 compared the first quarter of 2020.  GKMP operations however, has not achieved positive margins and the increase in revenue did not support the added cost of the contract manufacturing operations. As a result, margins decreased in the three months ended March 31, 2021 compared to the same period in 2020. See discussion under Business Segments, below.

Net operating loss for the three-month period ended March 31, 2021 was $634,715 compared to net loss of $672,775 for the three-month period ended March 31, 2020.  Total operating expenses were $927,024 for the three-month period ended March 31, 2021 and $978,580 for the three-month period ended March 31, 2020.  The decrease in total operating costs was largely attributable to a significant reduction of 57% in professional fees partially offset by a 22% increase in general and administrative expenses and a 13% increase in wages and salaries brought on by the addition of GKMP operations. The increase in general and administrative expenses was primarily the result of compensation paid to the principals of PrestoCorp.

Business Segment Results.

	Three months ended
	A	B	A-B
PRESTOCORP	March 31, 2021	March 31, 2020	Change	Change %
REVENUE	$ 482,350	$ 478,231	$ 4,119	1%
Cost of revenues	183,503	183,874	(371)	0%
Cost of revenues % of total sales	38%	38%	0%
Gross profit	298,847	294,357	4,490	2%
Gross profit % of sales	62%	62%	0%

PrestoCorp revenues increase slightly in the first quarter of 2021 compared to the same period in 2020.  The relatively flat change in sales was the result of a revenue spike in the first quarter of 2020 when the COVID 19 pandemic was starting, telehealth regulations had begun to ease, and the Company had expanded its market footprint.  That rapid rise in 2020 was not sustained in 2021, primarily due to a leveling off of demand after the 2020 rush. Management expects that growth in demand for our services will be slower than in 2020 but we expect to see continued growth through the remainder of the year as we expand into new states that recently legalized medical marijuana and as consumers continue to be more accepting of telehealth services. Margins were consistent with prior periods at 62% of revenue.

	Three months ended
	A	B	A-B
GKMP	March 31, 2021	March 31, 2020	Change	Change %
REVENUE	$ 74,973	$ 15,830	$ 59,143	374%
Cost of revenues	81,511	3,461	78,050	2255%
Cost of revenues % of total sales	109%	22%	87%
Gross profit (loss)	(6,538)	12,369	(18,907)	-153%
Gross profit % of sales	-9%	78%	-87%

GKMP was newly organized in the first quarter of 2020 and reported only nominal revenues in the three months ended March 31, 2020. While revenue grew by 374% in the first quarter of 2021, cost of sales increased by 2255% and GKMP generated negative gross margins. The Company experienced headwinds from the COVID 19 pandemic which were reflected in slow sales as customers delayed buying decisions while they assessed market demand for their products.  As a result, GKMP has operated at a loss since inception and currently does not have sufficient business to achieve profitability.

While management of GKMP reports sales opportunities in 2021, they have yet to turn into firm orders and there is substantial uncertainty regarding the timing when GKMP will be able to achieve breakeven results.  Management of CBDS is currently evaluating options, including sale of CBDS’s 51% ownership of GKMP to another public company, and it appears likely that this sale will occur in the second quarter 2021.  If the discussions regarding sale of GKMP are finalized, CBDS will exit the contract manufacturing space.

In April 2021, the Company entered into discussions with THC Farmaceuticals, Inc. (“CBDG”) a company related to CBDS through interlocking ownership by David Tobias, president, regarding sale of CBDS’s majority ownership positions in GK Manufacturing and Packaging, Inc. and iBudtender Inc. The discussions were triggered by an interest on the part of CBDS management to refocus business efforts on growing PrestoCorp while simplifying the financial statements by eliminating assets that are no longer considered essential to the Company’s core focus.  Management believes that the sale of GKMP and iBudtender will free up management time to seek other acquisitions that are more closely aligned with the PrestoCorp business model.  The agreement with CBDG has not yet been finalized pending completion of additional due diligence review by both CBDS and CBDG, but it is likely that the sale will be finalized in the second quarter of 2021. Consideration for the sale of the majority interests will consist of 1,500,000 shares of CBDG preferred stock and 1,500,000 shares of CBDG common stock.  The due diligence investigation on this sale is ongoing.

Liquidity and Capital Resources

Net cash used in operating activities for the three-month period ended March 31, 2021, was $87,217.  During the same period, our cash decreased by $13,459.  Financing activities generated $73,758 in the three months from advances from related parties totaling $48,258, from related party notes payable totaling $20,500, and from the sale of common stock totaling $5,000.  We also reported stock-based compensation of $489,986 during the three-month period from issuance of common and preferred stock as compensation for services performed by officers, directors, and contractors. On March 31, 2021, our cash position was $308,648. Given the level of operations in our first quarter, we expect that additional funds will be required.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses attributable to Cannabis Sativa, Inc. of $419,990 and $616,407, respectively, for the three-month periods ended March 31, 2021 and 2020, and had an accumulated deficit of $77,448,329 as of March 31, 2021, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

Management is currently evaluating several fund-raising alternatives including private placement of equity securities, a secondary public offering, and various debt instruments. In addition, key members of management have indicated a willingness to provide additional operating capital from time to time. We are also currently selling a portion of our investment securities to generate cash for operations. Based on all these considerations, we believe we will have sufficient capital to operate the business for the next twelve months. It will be important for the Company to be successful in its efforts to raise capital if it is going to be able to further its business plan in an aggressive manner.  Raising capital in this manner will cause dilution to current shareholders.

COVID-19

COVID-19 has been declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings, and certain business operations. These restrictions significantly disrupted economic activity in the United States and Worldwide. To date, the disruption did not materially impact the Company’s financial statements. The pandemic has had a positive impact on the telehealth business, but this positive impact was partially offset by a negative impact on our start-up operations in GKMP. If the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to reduced demand could be significantly greater in future periods than in the first quarter.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended March 31, 2021, the board of directors issued 669,301 shares of unregistered common stock and 73,530 shares of unregistered preferred stock to seven persons/entities in exchange for services rendered to the Company. These unregistered shares were in addition to an aggregate of 209,701 common shares that were registered for resale on Form S-8.  The unregistered shares were valued at the closing price of the shares in the OTCQB Market on the dates the shares became issuable. The company also issued 10,466 shares to one individual pursuant to their investment in a private offering. The issuances of the unregistered shares were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the recipients of the shares were persons closely associated with the Company and/or the issuance of the shares did not involve any public offering.

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

Date:  May 17, 2021

By: /s/ David Tobias
David Tobias, Chief Executive Officer
By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer and
Principal Accounting Officer

CANNABIS SATIVA, INC.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$308,648	$322,107
Accounts receivable, net	2,495	2,495
Inventories	29,435	56,485
Investment in equity security, at fair value	346,000	195,000
Other current assets	61,132	55,199
Total Current Assets	747,710	631,286

Other Assets

Property and equipment, net	184,895	199,120
Intangible assets, net	447,661	489,946
Deposits and other assets	9,250	9,250
Right to use asset	43,796	47,312
Goodwill	1,837,202	1,837,202

Total Assets	$3,270,514	$3,214,116

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$198,116	$179,200
Accrued interest - related parties	158,875	144,024
Advances from related parties	67,058	18,800
Notes payable to related parties	1,181,520	1,161,020
Customer deposits	-	25,545
Operating lease liability - current	35,672	31,891
Total Current Liabilities	1,641,241	1,560,480

Long-Term Liabilities
Operating lease liability - long term	8,124	15,421

Total Liabilities	1,649,365	1,575,901

Commitments and contingencies (Notes 7 and 9)

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; 995,692 and 1,090,128 issued and outstanding, respectively	996	1,090
Common stock $0.001 par value; 45,000,000 shares authorized; 28,455,056 and 27,453,178 shares issued and outstanding, respectively	28,455	27,455
Additional paid-in capital	78,134,094	77,660,014
Accumulated deficit	(77,448,329)	(77,028,339)

Total Cannabis Sativa, Inc. Stockholders' Equity	715,216	660,220

Non-Controlling Interests	905,933	977,995

Total Stockholders' Equity	1,621,149	1,638,215

Total Liabilities and Stockholders' Equity	$3,270,514	$3,214,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the three months ended March 31,	2021	2020

Revenues	$557,323	$493,140

Cost of Revenues	265,014	187,335

Gross Profit	292,309	305,805

Operating Expenses
Professional fees	119,739	279,086
Depreciation and amortization	47,582	51,635
Wages and salaries	208,462	184,909
Advertising	93,449	87,088
General and administrative	457,792	375,862

Total Operating Expenses	927,024	978,580

Loss from Operations	(634,715)	(672,775)

Other (Income) and Expenses
Unrealized gain on investment	(151,000)	(19,000)
Interest expense	8,337	13,552

Total Other (Income) Expenses, Net	(142,663)	(5,448)

Loss Before Income Taxes	(492,052)	(667,327)

Income Taxes	—	—

Net Loss for the period	(492,052)	(667,327)
Loss attributable to non-controlling interest - GK Manufacturing	(79,495)	(54,353)
Loss attributable to non-controlling interest - iBudTender	(970)	(969)
Income attributable to non-controlling interest - PrestoCorp	8,403	4,402

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$(419,990)	$(616,407)

Net Loss for the Period per Common Share:
Basic & Diluted	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic & Diluted	27,988,129	23,510,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2021 AND 2020 - UNAUDITED

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non- controlling Interest -	Non- controlling Interest	Non -controlling Interest - GK
	Shares	Amount	Shares	Amount	Capital	Deficit	Prestocorp	iBudTender	Manufacturing	Total
Balance - January 1, 2020	1,021,849	$1,021	22,224,199	$22,226	$74,834,032	$(74,855,147)	$1,107,480	$51,142	$-	1,160,754
Conversion of preferred to common	(80,337)	(80)	80,337	80	—	—	—	—	—	—
Acquisition of GKMP assets	—	—	100,000	100	108,900	—	—	—	104,725	213,725
Shares issued for services	89,286	89	973,380	973	591,013	—	—	—	—	592,075
Shares issued for stock payable	223,214	223	963,238	963	639,499	—	—	—	—	640,685
Net income (loss) for the period	—	—	—	—	—	(616,407)	4,402	(969)	(54,353)	(667,327)
Balance - March 31, 2020	1,254,012	1,253	24,341,154	24,342	76,173,444	(75,471,554)	1,111,882	50,173	50,372	1,939,912

Balance - January 1, 2021	1,090,128	1,090	27,453,178	27,455	77,660,014	(77,028,339)	1,193,798	47,264	(263,067)	1,638,215
Conversion of Preferred to Common	(167,966)	(167)	167,966	167	—	—	—	—	—	—
Cash proceeds from sale of stock	—	—	10,466	10	4,990	—	—	—	—	5,000
Shares issued for services	73,530	73	879,002	880	489,033	—	—	—	—	489,986
Shares cancelled	—	—	(55,556)	(57)	(19,943)	—	—	—	—	(20,000)
Net income (loss) for the period	—	—	—	—	—	(419,990)	8,403	(970)	(79,495)	(492,052)
Balance - March 31, 2021	995,692	$996	28,455,056	$28,455	$78,134,094	$(77,448,329)	$1,202,201	$46,294	$(342,562)	$1,621,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the three months ended March 31,	2021	2020

Cash Flows from Operating Activities:
Net loss	$(492,052)	$(667,327)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Unrealized gain on investment	(151,000)	(19,000)
Cancellation of shares for services	(20,000)	—
Depreciation and amortization	47,582	51,635
Depreciation included in cost of revenues	8,929	—
Stock issued for services	489,986	592,075
Changes in Assets and Liabilities:
Accounts receivable	—	(30)
Inventories	27,050	(16,905)
Prepaid consulting and other current assets	(5,933)	(5,824)
Deposits and other assets	—	(53,000)
Accounts payable and accrued expenses	18,915	10,979
Accrued interest - related parties	14,851	12,788
Customer deposits	(25,545)	—
Net Cash Used by Operating Activities	(87,217)	(94,609)

Cash Flows from Investing Activities:
Purchase of fixed assets	—	(11,867)
Advance to GK settled with asset acquisition	—	50,000
Net Cash Used in Investing Activities	—	38,133

Cash Flows from Financing Activities:
Proceeds from sale of stock	5,000	—
Proceeds from advances from related parties	48,258	—
Proceeds from related parties notes payable, net	20,500	65,500
Net Cash Provided by Financing Activities	73,758	65,500

NET CHANGE IN CASH	(13,459)	9,024

CASH AT BEGINNING OF PERIOD	322,107	336,107

CASH AT END OF PERIOD	$308,648	$345,131

Noncash investing and financing activities:
Net asset acquisition acquired with shares of common stock	$—	$213,725
Common stock issued from stock payable	$—	$640,685
Operating lease liablility from acquiring right to use asset	$—	$21,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the three-month periods ended March 31, 2021 and 2020

1. Organization and Summary of Significant Accounting Policies

Nature of Business:

Cannabis Sativa, Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.  We operate through several subsidiaries including PrestoCorp, Inc. (“PrestoCorp”), iBudtender, Inc. (“iBudtender”), Wild Earth Naturals, Inc. (“Wild Earth”), Kubby Patent and Licenses Limited Liability Company, (“KPAL”), Hi Brands, International, Inc. (“Hi Brands”), GK Manufacturing and Packaging, Inc. (“GKMP”), and Eden Holdings LLC (“Eden”).  PrestoCorp and GK Manufacturing are both 51% owned subsidiaries and iBudtender is a 50.1% owned subsidiary. Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. Currently, PrestoCorp, GKMP and iBudtender are operating subsidiaries, although iBudtender is not currently generating any revenue. The Company is reviewing opportunities for business development relating to Wild Earth, KPAL, and Hi Brands. Eden is not operating and had no activity for the three months ended March 31, 2021 and 2020.

Our primary operations in the three months ended March 31, 2021 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. GKMP commenced operations during the second quarter of 2020. The Company is also actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries. iBudtender is also working to complete and commercialize an application (the iBudtender App) that will provide a convenient means for sharing information about cannabis products, patients and businesses.

Basis of Presentation

Operating results for the three months ended March 31, 2021, may not be indicative of the results expected for the full year ending December 31, 2021. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2020 as filed with the United States Securities and Exchange Commission on April 16, 2021.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of March 31, 2021, and its results of operations, cash flows, and changes in stockholders’ equity for the three months ended March 31, 2021. The financial statements do not include all of the information and notes required by GAAP for complete financial statements.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Three Months Ended March 31, 2021 and 2020

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

Going Concern:

The Company has an accumulated deficit of $77,448,329 at March 31, 2021, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions by management affect the allowance for doubtful accounts, possible impairment of long-lived assets (including goodwill and intangible assets), the provision for income taxes and related deferred tax accounts, contingencies, and the value attributed to stock-based awards.

Inventories:

As of March 31, 2021 and December 31, 2020, the Company had $29,435 and $56,485, respectively, in inventory relating to GKMP which consists of the raw materials and packaging used to manufacture cannabidiol (“CBD”) infused products for our customers.

Net Loss per Share:

Net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. At March 31, 2021 and 2020 the Company had 125,000 and 49,900 outstanding warrants, respectively, that would be dilutive to future periods net income. Also, at March 31, 2021 and 2020 the Company had 995,692 and

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Three Months Ended March 31, 2021 and 2020

1,254,012 shares of convertible Series A preferred stock, respectively, that would be dilutive to future periods net income.

Revenue Recognition:

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

Intangible Assets and Goodwill:

Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from 5 to 10 years. The carrying

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Three Months Ended March 31, 2021 and 2020

amounts of our definite-lived intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset’s carrying amount.   At March 31, 2021 and December 31, 2020, we do not have any indefinite-lived intangible assets.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. To assess impairment, the fair value of the reporting unit is evaluated on qualitative factors.  If the qualitative factors indicate a likelihood of impairment, we then evaluate carrying value of the reporting unit based on quantitative factors using the income approach. A goodwill impairment loss is recognized for the excess of the carrying value of goodwill for the reporting unit over its implied fair value.

Recent Accounting Pronouncements:

Accounting Standards Updates Adopted

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. Adoption of this update on January 1, 2021 had no  impact on the Company’s condensed consolidated financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In August 2020, the FASB issued ASU No. 2019-12 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. Management is evaluating the impact of this update on the Company’s condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Three Months Ended March 31, 2021 and 2020

2.  Property and Equipment

Property and equipment consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Furniture and Equipment	$225,629	$225,629
Leasehold Improvements	17,315	17,315
	242,944	242,944
Less: Accumulated Depreciation	(58,049)	(43,824)
Net Property and Equipment	$184,895	$199,120

Depreciation expense for the three months ended March 31, 2021 and 2020 was $14,226 and $317, respectively.

3.  Intangibles and Goodwill

All of the Company’s intangibles are definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,087,749)	(1,045,464)
Net Intangible Assets	$447,661	$489,946

Amortization expense for the three months ended March 31, 2021 and 2020 was $42,285 and $51,318, respectively.

Amortization of intangibles for each of the next five years is:

2022	$169,142
2023	157,501
2024	116,115
2025	932
2026	932

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017.  Cumulative impairment of the PrestoCorp goodwill totals $1,173,000 as of March 31, 2021 and December 31, 2020. The balance of goodwill at March 31, 2021 and December 31, 2020 was $1,837,202 and $1,837,202, respectively.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Three Months Ended March 31, 2021 and 2020

There were no additions, deletions, and impairments recognized in the three months ended March 31, 2021 and 2020. The Company considered the impact of COVID-19 on intangible assets at March 31, 2021 and December 31, 2020 and concluded that annual impairment analysis is not necessary.

4.  Related Party Transactions

The Company has received funds from borrowings on notes payable and advances from related parties and officers to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares. During the three months ended March 31, 2021 and 2020, the Company recorded interest expense related to these advances at the rates between 5% and 8% per annum and in the amounts of $8,337 and $13,552, respectively.

In 2020, the Company converted all of the outstanding advances at December 31, 2019 into one year notes due on December 31, 2020 bearing interest at 5%. New borrowings on notes payable in the year ended December 31, 2020 were $142,500. In April 2021 the notes were extended to December 31, 2021. The Company is currently in discussions with the note holders to covert these notes into long-term obligations, but the terms have not been finalized.

In the three months ended March 31, 2021, David Tobias advanced $20,500 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2021.

In three months ended March 31, 2021, the Company received short-term advances from the principals of GKMP in the amounts of $48,258. At March 31, 2021, the Company owed the principals of GKMP an aggregate of $67,058.  These advances were not pursuant to notes payable and are expected to be repaid in 2021. These advances are not interest bearing.

At March 31, 2021 and December 31, 2020, the Company had a note payable to the founder of iBudtender of $10,142 and $10,142, respectively. The note earns interest at 0% and was due on December 2019. The note has not yet been paid pending further review of the iBudtender business and adjustment of the agreements between the parties.

The following tables reflect the related party advance and note payable balances.

	Advances from related parties	Notes payable to related parties	Accrued interest - related parties
	March 31, 2021
David Tobias, CEO & Director	$-	$964,878	$132,201
New Compendium, Affiliate	-	152,500	21,969
Keith Hyatt, Affiliate (GKMP)	46,682	-	-
Jason Washington, Affiliate (GKMP)	20,376	-	-
Chris Cope, Affilitate (iBudtender)	-	10,142	-
Cathy Carroll, Director	-	50,000	4,055
Other Affiliates	-	4,000	650
Totals	$67,058	$1,181,520	$158,875

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Three Months Ended March 31, 2021 and 2020

	Advances from related parties	Notes payable to related parties	Accrued interest - related parties
	December 31, 2020
David Tobias, CEO & Director		$944,378	$120,293
New Compendium, Affiliate	-	152,500	20,063
Keith Hyatt, Affiliate (GKMP)	13,100	-	-
Jason Washington, Affiliate (GKMP)	5,700	-	-
Chris Cope, Affilitate (iBudtender)	-	10,142	-
Cathy Carroll, Director	-	50,000	3,068
Other Affiliates	-	4,000	600
Totals	$18,800	$1,161,020	$144,024

In the three months ended March 31, 2021 and 2020, the Company incurred approximately $28,000 and $45,000 respectively, for consulting services from a nephew of the Company’s president. These services were paid in shares of the Company’s common stock. These amounts are included in the statements of operations in general and administrative expenses.

5.  Investments

The Company owns 10,000,000 shares of common stock of Medical Cannabis Payment Solutions (ticker:  REFG). At March 31, 2021, the fair value of the investment in REFG was adjusted to $346,000 based on the closing price of the stock on that date, which resulted in an unrealized gain on investment of $151,000 during the three month period ended March 31, 2021.

6.  Stockholders’ Equity

Securities Issuances

During the three months ended March 31, 2021 and 2020, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated as follows:

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Three Months Ended March 31, 2021 and 2020

Three months ended March 31, 2021	Common Shares	Preferred Shares	Value
Related party issuances
David Tobias, Officer, Director	-	73,530	$37,500
Brad Herr, Officer, Director	122,550	-	62,500
Robert Tankson, Director	54,203	-	28,482
Cathy Carroll, Director	73,530	-	37,500
Trevor Reed, Director	12,255	-	6,250
Keith Hyatt, President GKMP	35,404	-	18,056
Kyle Powers, CEO PrestoCorp	167,790	-	88,929
Total related party issuances	465,732	73,530	279,217
Non-related party issuances	413,270	-	210,769
Total shares for services	879,002	73,530	489,986
Issuance for cash	10,466	-	5,000
Preferred stock converted to common	167,966	(167,966)	-
Shares cancelled	(55,556)	-	(20,000)
Aggregate totals	1,001,878	(94,436)	$474,986

Three months ended March 31, 2020	Common Shares	Preferred Shares	Value
Related Party issuances
David Tobias, Officer, Director	-	89,286	$42,857
Brad E. Herr, CFO	131,964	-	63,342
Robert Tankson, Director	84,326	-	40,476
Cathy Carroll, Director	89,286	-	42,857
Trevor Reed, Director	14,881	-	7,142
Keith Hayatt, President GKMP	37,616	-	18,056
Kyle Powers, President PrestoCorp	92,593	-	44,444
Total related party issuances	450,666	89,286	259,174
Total unrelated party issuances	522,714	-	332,901
Total shares for services	973,380	89,286	592,075
Preferred stock converted to common	80,337	(80,337)	-
Acquisition of GKMP assets, see Note 7	100,000	-	109,000
Shares issued for stock payable	963,238	223,214	640,685
Aggregate Totals	2,116,955	232,163	$1,341,760

During the three months ended March 31, 2021 and 2020, David Tobias, Chief Executive Officer and Director, converted 167,966 and 80,337 shares of preferred stock into common stock in accordance with the terms of the preferred stock, respectively.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Three Months Ended March 31, 2021 and 2020

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

Contingent Consideration.  In connection with the GKMP asset acquisition, the Company agreed to pay additional consideration to the two key individuals employed by GKMP upon achievement of certain performance goals. If GKMP net revenues exceed $3,000,000 and net income exceeds 25% of net revenues in the year ended December 31, 2020, an additional $1,000,000 in consideration would be due to the key individuals. If GKMP net revenues exceed $6,000,000 and net income exceeds 25% of net revenues in the year ended December 31, 2020, an additional $500,000 in consideration would be due to the key individuals ($1,500,000 in the aggregate). The additional consideration amounts, if any, would be payable in stock at the average closing price of the shares in the five trading days prior to the date of payment.  During the year ended December 31, 2020, GKMP had net revenues of approximately $95,000 and no additional consideration was paid under this provision.

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

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Three Months Ended March 31, 2021 and 2020

Property and equipment, net	March 31, 2021	December 31, 2020
PrestoCorp	$2,618	3,148
GKMP	180,239	193,616
Other	2,038	2,356
Total	$184,895	$199,120

Capital expenditures	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
PrestoCorp	$-	$2,660
GKMP	-	9,207
Total	$-	$11,867

Financial information for each operating segment is as follows:

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
PrestoCorp
Revenue	$482,350	$478,231
Cost of revenue	183,503	183,874
Gross profit	298,847	294,357
Depreciation and amortization	$530	$-

GKMP
Revenue	74,973	15,830
Cost of revenue	81,511	3,461
Gross profit (loss)	(6,538)	12,369
Depreciation and amortization	$13,378	$-

OTHER
Revenue	-	79
Depreciation and amortization	$42,603	$51,635

Total
Revenue	557,323	494,140
Cost of revenue	265,014	187,335
Gross profit	$292,309	$306,805
Depreciation and amortization	$56,511	$51,635

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Three Months Ended March 31, 2021 and 2020

Revenues from major customers by operating segments are as follows:

	Three months ended	Three months ended
Customer Concentrations	March 31, 2021	March 31, 2020
PrestoCorp
Total PrestoCorp concentrations	$-	$-
% of PrestoCorp revenues	0%	0%
GKMP
Customer A	-	11,950
Customer B	-	3,000
Customer C	35,503	-
Customer D	6,962	-
Total GKMP conentrations	42,465	14,950
% of GKMP revenues	57%	94%

9.  Commitments and Contingencies

Leases.

PrestoCorp leases office space through WeWork in New York for $2,444 per month on a month to month arrangement. Rent expense for the three months ended March 31, 2021 and 2020 was $4,888 and $7,322, respectively.

GKMP leases a facility in Anaheim California where its operations are based.  The Anaheim lease includes approximately 16,000 square feet of combined office, manufacturing, and warehouse space.  Rent expense for the three months ended March 31, 2021 and 2020 was $67,119 and $24,740, respectively.

GKMP leases a commercial printer and a bottle filling line, both of which are used in its manufacturing and packaging operations. For the three months ended March 31, 2021 and 2020, the Company recognized $6,872 and nil, respectively, in lease expense on these two items. Lease expense is reported as cost of goods sold in the consolidated statements of operations.  At March 31, 2021, the remaining lease term is 27 months on the printer and 12 months on the bottle filling line.  The lessors hold deposits of $1,250 on the printer lease and $8,500 on the bottle filling line.  Future minimum lease payments over the remaining term are as follows:

From April 1, 2021 to March 31, 2022	$ 31,473
From April 1, 2022 to March 31, 2023	14,473
From April 1, 2023 to March 31, 2024	4,095
Total	50,041
Less imputed interest	(6,245)
Net lease liability	43,796
Current portion	(35,672)
Long term	$ 8,124

Litigation.  In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

For the Three Months Ended March 31, 2021 and 2020

intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of March 31, 2021, one claim was pending or threatened relating to general business disputes and accounts payable for services. Management believes the outcome of currently pending claim is not likely to have a material effect on our consolidated financial position and results of operations.

Shares in Escrow.  At March 31, 2021 and December 31, 2020, the Company has 209,738 and 419,475, respectively, shares of common stock in escrow as part of the acquisition of PrestoCorp. These shares are issuable in certain circumstances to the principals of PrestoCorp based on performance of the PrestoCorp business.  The escrowed shares are not counted in the outstanding stock of the Company and will be considered compensation to the principals if and when issued.  The escrow account originally contained 629,213 shares of common stock but 209,738 shares were cancelled in 2018 when the performance requirements related to those shares were not met.  Another 209,738 shares were released to the principals in January 2021 upon satisfaction of performance requirements for which compensation expense of $111,161 was recognized during the three month period ended March 31, 2021.  The escrow account includes 500 shares of PrestoCorp common stock which is distributable either back to the principals of PrestoCorp or to the Company depending on certain minimum performance requirements which extend into 2021.  If all of the PrestoCorp shares are ultimately distributed to the Company, the shares would have the effect of increasing the Company’s ownership of PrestoCorp to 61% from the current level of 51%.

In August 2020, the Company entered into discussions with the principals of PrestoCorp regarding the escrowed shares and various compensation matters relating to their work for the Company through the date of the discussions. The principals of PrestoCorp have requested adjustment of their compensation and bonus structure retroactive back to January 1, 2021 and have requested the right to earn back the 500 shares of PrestoCorp common stock over a three-year period ending on December 31, 2023 based on future performance. The Company is still in discussions with the principals of PrestoCorp regarding repayment of advances made to PrestoCorp by CBDS for operating expenses and compensation. Management believes this remaining issue will be amicably resolved in the second quarter, at which point the disagreement will be fully resolved.   No contingent liability has been established for this disagreement. Management does not believe the outcome of this matter will have a material impact on the financial statements or the results of operations even if the matter required a more formal dispute resolution process and the PrestoCorp principals prevail on their claims.

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