Form 10-Q
period 2021-06-30
Cannabis Sativa, Inc.
filed 2021-08-23
CIK 1360442

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

——————

FORM 10-Q

——————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The number of shares of the issuer's Common Stock outstanding as of August 16, 2021, is 29,860,914.

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

Results of Operations

Prior to April 22, 2021, the Company operated two business segments: PrestoCorp, Inc. (“PrestoCorp”), a telehealth business, and GK Manufacturing and Packaging, Inc. (“GKMP”), a contract manufacturing business. On April 22, 2021, the Company sold its controlling interest in GKMP. The discontinued operations of GKMP are reported separately, below. Discussion of results of operations includes the consolidated results of PrestoCorp.

Three Months Ended June 30, 2021,compared with the Three Months Ended June 30, 2020

	Three Months Ended
	A	B	A-B
	June 30, 2021	June 30, 2020	Change	Change %
REVENUE	$ 506,889	$ 708,504	$ (201,615)	-28%
Cost of revenues	194,919	265,605	(70,686)	-27%
Cost of sales % of total sales	38%	37%	1%
Gross profit	311,970	442,899	(130,929)	-30%
Gross profit % of sales	62%	63%	-1%
OPERATING EXPENSES
Professional fees	201,182	210,176	(8,994)	-4%
Depreciation and amortization	42,882	52,765	(9,883)	-19%
Wages and salaries	187,553	122,632	64,921	53%
Advertising	140,980	110,856	30,124	27%
General and administrative	229,268	236,103	(6,835)	-3%
Total operating expenses	801,865	732,532	69,333	9%
NET LOSS FROM OPERATIONS	(489,895)	(289,633)	(200,262)	69%

Revenues declined 28% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Revenues in the second quarter of 2021 decreased primarily due to a slow-down in the number of patients seeking medical marijuana cards when compared to year earlier period which saw a significant uptick in activity due to the pandemic. Activity levels in the second quarter of 2021 more closely matched pre-pandemic levels than the hyper active period that marked the start of the pandemic. We do not anticipate a significant spike in patients seeking our services due to pandemic effects, but the impact of other variants of the virus cannot be determined at this time.

Gross profit margins for our services decreased 1% in the quarter ended June 30, 2021, compared with the same quarter a year earlier. The small decrease in gross profit despite the 28% decline in revenue reflects continuing emphasis on holding down the costs of our service delivery process.

Net operating loss for the three-month period ended June 30, 2021 increased 69% compared to net loss for the three-month period ended June 30, 2020. We spent more on advertising and wages and salaries in the three months ended June 30, 2021 when compared to the same period in 2020. The increased advertising costs resulted from expansion efforts to open new regions for our services and to attract new customers as concerns about in person doctor visits waned once vaccinations for COVID-19 became widely available. The increase in salaries and wages related primarily to increased costs of maintaining our status as a public company and our efforts during the second quarter of 2021 to structure and commence additional fund-raising activities.

Six Months Ended June 30, 2021, compared with the Six Months Ended June 30, 2020

	Six Months Ended
	A	B	A-B
	June 30, 2021	June 30, 2020	Change	Change %
REVENUE	$ 989,239	$ 1,185,814	$ (196,575)	-17%
Cost of revenues	378,422	449,478	(71,056)	-16%
Cost of sales % of total sales	38%	38%	0%
Gross profit	610,817	736,336	(125,519)	-17%
Gross profit % of sales	61.75%	62.10%	0%
OPERATING EXPENSES
Professional fees	320,921	489,262	(168,341)	-34%
Depreciation and amortization	85,763	104,149	(18,386)	-18%
Wages and salaries	337,398	307,541	29,857	10%
Advertising	233,431	195,676	37,755	19%
General and administrative	595,920	510,327	85,593	17%
Total operating expenses	1,573,433	1,606,955	(33,522)	-2%
NET LOSS FROM OPERATIONS	(962,616)	(870,619)	(91,997)	11%

Revenues declined 17% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Revenues in the first half of 2021 decreased primarily due to a slow-down in the number of patients seeking medical marijuana cards when compared to year earlier period which saw a significant uptick in activity due to the pandemic. Activity levels in the first half of 2021 more closely matched our historic operating levels. We do not anticipate a significant spike in patients seeking our services due to pandemic effects, but the impact of the delta and other variants of the virus cannot be determined at this time.

Gross profit margins for our services, as a percentage of sales, were essentially unchanged in the six months ended June 30, 2021, compared with the same period a year earlier. Holding our gross profit percentages unchanged despite a 17% decline in revenues is attributable to our efforts to control costs at all operating levels.

Total operating costs decreased sightly in the first half of 2021 compared to the same period in 2020. We substantially reduced professional fees and depreciation and amortization, but these decreases were offset by increases in wages and salaries, advertising, and general and administrative costs. The cost increases were primarily the result of our efforts to expand our business into new regions, attract more patient visits through advertising, and support general operational levels through funding efforts and targeted acquisition activities. Our targeted acquisition activities have not resulted in operational improvements to date, largely as a result of limited capital.

Net operating loss for the six-month period ended June 30, 2021 increased 11% compared to net loss for the six-month period ended June 30, 2020. The increase in our net operating loss was primarily the result of declines in revenue that were not offset by corresponding declines in cost structure. While management remains focused on keeping costs to manageable levels, we do not expect to see significant operating cost reductions in coming periods as we continue to seek other opportunities for expansion.

Discontinued Operations.

In April 2021, the Company entered into discussions with THC Farmaceuticals, Inc. (“CBDG”) regarding sale of CBDS’s controlling interest positions in GKMP and iBudtender Inc. (iBud”). The discussions were triggered by an interest on the part of CBDS management to refocus business efforts on growing PrestoCorp while streamlining financial reporting and management processes by eliminating assets that are no longer considered essential to the Company’s core focus. The sale was completed on April 22, 2021. Management believes that the sale of GKMP and iBud will free up management time and resources to seek other acquisitions that are more closely aligned with the PrestoCorp business model. Consideration for the sale of the controlling interests consisted of 1,500,000 shares of CBDG common stock and 1,500,000 shares of CBDG preferred stock valued at $600,000 on the date of the acquisition.iBud had no revenues in the periods presented. Summaries of the discontinued operations of GKMP and the operations of iBud through April 22, 2021 are provided below.

	April 1, 2021	Three Months	January 1, 2021	Six Months
	Through	Ended	Through	Ended
DISCONTINUED OPERATIONS OF GKMP	April 22, 2021	June 30, 2020	April 22, 2021	June 30, 2020
REVENUE	$ 893	$ 12,591	$ 75,866	$ 28,421
Cost of revenues	9,805	16,678	91,316	20,140
Cost of sales % of total sales	1098%	132%	120%	71%
Gross profit	(8,912)	(4,087)	(15,450)	8,281
Gross profit % of sales	-998%	-32%	-20%	29%
OPERATING EXPENSES
Professional fees	-	-	-	-
Depreciation and amortization	1,077	-	5,526	-
Wages and salaries	47,607	41,262	106,224	41,262
Advertising	695	14,536	1,693	16,804
General and administrative	13,036	108,577	104,177	210,215
Total operating expenses	62,415	164,375	217,620	268,281
NET LOSS FROM OPERATIONS	(71,327)	(168,462)	(233,070)	(260,000)

DISCONTINUED OPERATIONS OF IBUD
REVENUE	$ -	$ -	$ -	$ -
Cost of revenues	-	-	-	-
Cost of sales % of total sales	0%	0%	0%	0%
Gross profit	-	-	-	-
Gross profit % of sales	0%	0%	0%	0%
OPERATING EXPENSES
Professional fees	-	-	-	-
Depreciation and amortization	84	251	335	502
Wages and salaries	-	-	-	-
Advertising	-	-	-	-
General and administrative	800	-	800	-
Total operating expenses	884	251	1,135	502
NET LOSS FROM OPERATIONS	(884)	(251)	(1,135)	(502)
Aggregate net loss from discontinued operations	(72,211)	(168,713)	(234,205)	(260,502)
Gain on sale of discontinued operations	164,470	-	164,470	-
TOTAL GAIN (LOSS) ON DISCONTINUED OPERATIONS	$ 92,259	$ (168,713)	$ (69,735)	$ (260,502)

GKMP and iBud generated losses from operations during the periods they were operated by the Company. In the second quarter of 2021, management determined that the time and effort required to turn these businesses around would be a significant drain on resources and would limit expansion of our PrestoCorp operations. The sale of our interests in GKMP and iBud will now allow management to more resources to PrestoCorp.

Liquidity and Capital Resources

Net cash used in operating activities for the six-month period ended June 30, 2021, was $120,809. During the same period, our cash position decreased by $10,030. Financing activities generated $93,758 in the six months from the following sources:

•	advances from related parties totaling $48,258,
•	related party notes payable totaling $40,500, and
•	sale of common stock totaling $5,000.

We also reported stock-based compensation of $886,277 during the six-month period from issuance of common stock and preferred stock as compensation for services performed by officers, directors, and contractors. On June 30, 2021, our cash position was $312,077. The sale of GKMP and iBud has reduced our net operating loss and negative cash flows, and our remaining operating subsidiary, PrestoCorp, is profitable. The overhead related to our status as a public company and our continuing efforts to acquire businesses that will supplement the operations of PrestoCorp will continue to generate consolidated losses from operations in the coming periods. Given our level of operations in the first six months of 2021, we expect that additional funds will be required. In the remainder of 2021, we expect to generate additional capital primarily from issuances of stock as compensation for services.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses attributable to Cannabis Sativa, Inc. of $880,498 and $1,106,513, respectively, for the six-month periods ended June 30, 2021 and 2020, and had an accumulated deficit of $77,908,837 as of June 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

Management is currently evaluating fund-raising alternatives including private placement of equity securities, a secondary public offering, and various debt instruments. In addition, key members of management have indicated a willingness to provide additional operating capital from time to time. We are also currently selling a portion of our investment securities to generate cash for operations, and we have restructured our intercompany loans to PrestoCorp with a monthly amortization schedule and required monthly payments that will begin to address ongoing operating expenses that must be paid in cash. Based on all these considerations, we believe we will have sufficient capital to operate the business for the next twelve months. It will be important for the Company to be successful in its efforts to raise capital if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

COVID-19

COVID-19 has been declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings, and certain business operations. These restrictions significantly disrupted economic activity in the United States and Worldwide. The Delta variant of the COVID-19 virus now appears to be creating another wave of infections and concerns about the virus’ impact on business operations continues. To date, the disruption did not materially impact the Company’s financial statements. The pandemic has had a positive impact on the telehealth business. If the severity of the economic disruptions increase as the duration of the COVID-19 pandemic continues, the negative financial impact due to reduced demand could be significantly greater in future periods.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings. We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors. Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended June 30, 2021, the board of directors issued 535,627 shares of unregistered common stock and 51,371 shares of unregistered preferred stock to ten persons/entities in exchange for services rendered to the Company. These unregistered shares were in addition to an aggregate of 146,501 common shares that were registered for resale on Form S-8. The unregistered shares were valued at the closing price of the shares in the OTCQB Market on the dates the shares became issuable which ranged from $0.73 to $0.59 per share. The Company also issued 120,106 shares of common stock on conversion of 120,106 shares of preferred stock. The issuances of the unregistered shares were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the recipients of the shares were persons closely associated with the Company and/or the issuance of the shares did not involve any public offering.

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

Date:  August ____, 2021

By: /s/ David Tobias
David Tobias, Chief Executive Officer
By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer and
Principal Accounting Officer

CANNABIS SATIVA, INC.

FS - 1

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$312,077	$322,107
Accounts receivable, net	—	2,495
Inventories	—	56,485
Investment in equity security, at fair value	154,473	195,000
Other current assets	—	55,199
Total Current Assets	466,550	631,286

Other Assets

Property and equipment, net	2,804	199,120
Investment in equity security, at fair value	836,700	—
Intangible assets, net	405,376	489,946
Deposits and other assets	—	9,250
Right to use asset	—	47,312
Goodwill	1,837,202	1,837,202

Total Assets	$3,548,632	$3,214,116

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$152,800	$179,200
Accrued interest - related parties	172,944	144,024
Advances from related parties	—	18,800
Notes payable to related parties	1,191,378	1,161,020
Customer Deposits	—	25,545
Operating lease liability - current	—	31,891
Total Current Liabilities	1,517,122	1,560,480

Long-Term Liabilities
Operating lease liability - long term	—	15,421

Total Liabilities	1,517,122	1,575,901

Commitments and contingencies (Notes 6 and 8)

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; 926,957 and 1,090,128 issued and outstanding, respectively	927	1,090
Common stock $0.001 par value; 45,000,000 shares authorized; 29,110,789 and 27,453,178 shares issued and outstanding, respectively	29,112	27,455
Additional paid-in capital	78,549,797	77,660,014
Accumulated deficit	(77,908,837)	(77,028,339)

Total Cannabis Sativa, Inc. Stockholders' Equity	670,999	660,220

Non-Controlling Interests	1,360,511	977,995

Total Stockholders' Equity	2,031,510	1,638,215

Total Liabilities and Stockholders' Equity	$3,548,632	$3,214,116

The accompanying notes are an integral part of these consolidated financial statements.

FS - 2

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenues	$506,889	$708,504	$989,239	$1,185,814

Cost of Revenues	194,919	265,605	378,422	449,478

Gross Profit	311,970	442,899	610,817	736,336

Operating Expenses
Professional fees	201,182	210,176	320,921	489,262
Depreciation and amortization	42,882	52,765	85,763	104,149
Wages and salaries	187,553	122,632	337,398	307,541
Advertising	141,020	110,856	233,431	195,676
General and administrative	229,268	236,103	595,920	510,327

Total Operating Expenses	801,905	732,532	1,573,433	1,606,955

Net Loss from Operations	(489,935)	(289,633)	(962,616)	(870,619)

Other (Income) and Expenses
Unrealized gain on investment	(74,485)	(11,000)	(225,485)	(30,000)
Gain on sale of investment securities	(9,030)	—	(9,030)	—
Interest expense	23,693	14,834	32,030	28,386

Total Other (Income) Expenses, Net	(59,822)	3,834	(202,485)	(1,614)

Net Loss Before Income Taxes	(430,113)	(293,467)	(760,131)	(869,005)

Income Taxes	—	—	—	—

Net Loss from Continuing Operations	(430,113)	(293,467)	(760,131)	(869,005)

Net Income (Loss) from Discontinued Operations
Operating loss on discontinued operations	(72,171)	(168,713)	(234,205)	(260,502)
Gain on sale of subsidiaries	164,470	—	164,470	—

Net Income (Loss) from Discontinued Operations	92,299	(168,713)	(69,735)	(260,502)

Net Loss	(337,814)	(462,180)	(829,866)	(1,129,507)

Net loss attributable to non-controlling interest - GK Manufacturing	(34,972)	(73,047)	(114,467)	(127,400)
Net loss attributable to non-controlling interest - IBudTender	(644)	(970)	(1,614)	(1,939)
Income attributable to non-controlling interest - PrestoCorp	158,310	101,943	166,713	106,345

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$(460,508)	$(490,106)	$(880,498)	$(1,106,513)

Net Loss per Common Share: Basic and diluted
From continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.04)
From discontinued operations	0.00	$(0.01)	(0.00)	(0.01)
Total	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted Average Common Shares Outstanding:
Basic & Diluted	28,950,275	24,738,613	28,471,860	24,323,148

The accompanying notes are an integral part of these consolidated financial statements.

FS - 3

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020 - UNAUDITED

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest -	Non-controlling Interest -	Non-controlling Interest - GK
	Shares	Amount	Shares	Amount	Capital	Deficit	Prestocorp	iBudTender	Manufacturing	Total
Balance - April 1, 2020	1,254,012	$1,254	24,341,154	$24,342	$76,173,444	$(75,471,554)	$1,111,882	$50,173	$50,372	$1,939,913
Conversion of Preferred to Common	(259,835)	(260)	259,835	260	—	—	—	—	—	—

Shares issued for services	79,366	79	718,549	719	490,665	—	—	—	—	491,463
Net loss for the period	—	—	—	—	—	(490,106)	101,943	(970)	(73,047)	(462,180)

Balance - June 30, 2020	1,073,543	$1,073	25,319,538	$25,321	$76,664,109	$(75,961,660)	$1,213,825	$49,203	$(22,675)	$1,969,196

Balance - April 1, 2021	995,692	$996	28,455,056	$28,455	$78,134,094	$(77,448,329)	$1,202,201	$46,294	$(342,562)	$1,621,149
Conversion of Preferred to Common	(120,106)	(120)	120,106	120	—	—	—	—	—	—
Shares issued for services	51,371	51	535,627	537	415,703	—	—	—	—	416,291
Sale of controlling interest	—	—	—	—	—	—	—	(45,650)	377,534	331,884
Net income (loss) for the period	—	—	—	—	—	(460,508)	158,310	(644)	(34,972)	(337,814)
						s
Balance - June 30, 2021	926,957	$927	29,110,789	$29,112	$78,549,797	$(77,908,837)	$1,360,511	$—	$—	$2,031,510

Balance - January 1, 2020	1,021,849	$1,021	22,224,199	$22,226	$74,834,032	$(74,855,147)	$1,107,480	$51,142	$—	$1,160,754
Conversion of Preferred to Common	(340,172)	(340)	340,172	340	—	—	—	—	—	—
Acquisition of GK Manufacturing	—	—	100,000	100	108,900	—	—	—	104,725	213,725
Shares issued for services	168,652	169	1,691,929	1,692	1,081,678	—	—	—	—	1,083,539
Shares issued for stock payable	223,214	223	963,238	963	639,499	—	—	—	—	640,685
Net income (loss) for the period	—	—	—	—	—	(1,106,513)	106,345	(1,939)	(127,400)	(1,129,507)

Balance - June 30, 2020	1,073,543	$1,073	25,319,538	$25,321	$76,664,109	$(75,961,660)	$1,213,825	$49,203	$(22,675)	$1,969,196

Balance January 1, 2021	1,090,128	$1,090	27,453,178	$27,455	$77,660,014	$(77,028,339)	$1,193,798	$47,264	$(263,067)	$1,638,215
Conversion of Preferred to Common	(288,072)	(288)	288,072	288	—	—	—	—	—	—
Cash proceeds from sale of stock	—	—	10,466	10	4,990	—	—	—	—	5,000
Shares issued for services	124,901	125	1,414,629	1,415	904,737	—	—	—	—	906,277
Cancellation of shares issued for services	—	—	(55,556)	(56)	(19,944)	—	—	—	—	(20,000)
Sale of controlling interest	—	—	—	—	—	—	—	(45,650)	377,534	331,884
Net income (loss) for the period	—	—	—	—	—	(880,498)	166,713	(1,614)	(114,467)	(829,866)
Balance June 30, 2021	926,957	$927	29,110,789	$29,112	$78,549,797	$(77,908,837)	$1,360,511	$—	$—	$2,031,510

The accompanying notes are an integral part of these consolidated financial statements.

FS - 4

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the six months ended June 30,	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(829,866)	$(869,005)

Adjustments to reconcile net loss for the period to net cash provided (used) by operating activities:
Depreciation and amortization	102,712	104,149
Gain on sale of investment securities	(9,030)	—
Stock issued for services	886,277	1,083,539
Unrealized gain on investment	(225,485)	(30,000)
Gain on sale of subsidiaries	(143,270)	—
Changes in Assets and Liabilities:
Accounts receivable	(6,447)	(150)
Prepaid consulting and other current assets	12,930	(8,670)
Inventories	27,499	(16,618)
Deposits and other assets	—	(50,269)
Accounts payable and accrued expenses	33,610	43,600
Customer Deposits	1,341	—
Accrued interest - related parties	28,920	26,642
Net Cash Provided by (Used in) Operating Activities	(120,809)	283,218

Cash Flows from Investing Activities:
Proceeds from sale of equity investments	38,342	—
Cash transferred on sale of subsidiaries	(21,321)	—
Purchase of fixed assets	—	(57,178)
Advance to GK settled with asset acquisition	—	50,000
Net Cash Provided by (Used in) Investing Activities	17,021	(7,178)

Cash Flows from Financing Activities:
Proceeds from advances from related parties	48,258	—
Proceeds from related parties notes payable, net	40,500	107,742
Proceeds from sale of common stock	5,000	—
Net Cash Provided by Financing Activities	93,758	107,742

NET CHANGE IN CASH	(10,030)	383,782

CASH AT BEGINNING OF PERIOD	322,107	336,107

CASH AT END OF PERIOD	$312,077	$719,889

Supplemental Disclosures of Non Cash Activities: Noncash investing and financing activities:
Net asset acquisition acquired with shares of common stock	$—	$213,725
Common stock issued from stock payable	$—	$640,685
Operating lease liability from acquiring right to use asset	$—	$61,367
Investment in equity securities received in exchange for sale of controlling interest in subsidiaries	$600,000	$—

 The accompanying notes are an integral part of these consolidated financial statements.

FS - 5

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2021 and 2020

1. Organization and Summary of Significant Accounting Policies

Nature of Business:

Cannabis Sativa, Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.  We operate through several subsidiaries including:

•	PrestoCorp, Inc. (“PrestoCorp”)
•	iBudtender, Inc. (“iBud”) – through April 2021
•	Wild Earth Naturals, Inc. (“Wild Earth”)
•	Kubby Patent and Licenses Limited Liability Company (“KPAL”)
•	Hi Brands, International, Inc. (“Hi Brands”)
•	GK Manufacturing and Packaging, Inc. (“GKMP”)- through April 2021
•	Eden Holdings LLC (“Eden”).

PrestoCorp is a 51% owned subsidiary and until April 22, 2021, GKMP and iBud were 51% and 50.1% owned subsidiaries. Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. At June 30, 2021, PrestoCorp is the sole operating subsidiary. Until sale of the Company’s interest in April 2021, GKMP and iBud tender were operating subsidiaries although iBud was not generating any revenue.

Our primary operations for the three and six months ended June 30, 2021 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

Basis of Presentation

Operating results for the three and six months ended June 30, 2021, may not be indicative of the results expected for the full year ending December 31, 2021. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2020 as filed with the United States Securities and Exchange Commission on April 16, 2021.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of June 30, 2021, and its results of operations, cash flows, and changes in stockholders’ equity for the three and six months ended June 30, 2021. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements.

FS - 6

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of Cannabis Sativa, Inc. (the “Company” or “CBDS”), and its wholly-owned subsidiaries and a company in which the Company owns 51% and has majority control, PrestoCorp. On April 22, 2021, we sold our interests in two companies in which the Company had majority control, iBud and GKMP. These condensed consolidated financial statements include operations of iBud and GKMP through April 22, 2021.  All significant inter-company balances have been eliminated in consolidation.

Going Concern:

The Company has an accumulated deficit of $77,908,837 at June 30, 2021, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Inventories:

As of June 30, 2021 and December 31, 2020, the Company had $-0- and $56,485, respectively, in inventory relating to GKMP which consists of the raw materials and packaging used to manufacture cannabidiol (“CBD”) infused products for our customers.

FS - 7

Net Loss per Share:

Net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.  Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the periods ended June 30, 2021 and 2020 the Company had 175,000 and 49,900 outstanding warrants, respectively, and 995,692 and 1,090,128 shares of convertible Series A preferred stock, respectively, that would be dilutive to future periods net income if converted.

Revenue Recognition:

The Company operated two divisions, the telehealth business operated through PrestoCorp and the contract manufacturing business operated through GKMP. The contract manufacturing business was sold on April 22, 2021, and the Company now operates only the telehealth division.

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

The contract manufacturing division recognized revenue from manufacturing operations when the products are shipped to the customer. In some instances, customers provided inventory for the manufacturing process and GKMP provided labor, supplies and manufacturing operations to mix and package the products.  Revenues were recognized when the manufacturing and packaging process were completed, and the goods were shipped to the customer.  In other instances, the Company acquired inventory and manufactured products for customers and/or to be held in inventory for later sale to customers through the GKMP on-site dispensary, through the GKMP online store, or to independent distributors. In these instances, revenue was recognized when the product was shipped to the customer or distributor.  Shipment terms were FOB origination.

Provision for sales incentives, discounts and returns and allowances, if applicable, are accounted for as reductions of revenue in the period the related sales are recorded. The Company had no warranty costs associated with the sales of its products.

FS - 8

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

FS - 9

2.  Property and Equipment

Property and equipment consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Furniture and Equipment	$15,052	$225,629
Leasehold Improvements	2,500	17,315
Total Property and Equipment	17,552	242,944
Less: Accumulated Depreciation	(14,748)	(43,824)
Net Property and Equipment	$2,804	$199,120

Depreciation expense for the three and six months ended June 30, 2021 and 2020 were $3,652 (2020: $1,698) and $17,877 (2020: $2,015), respectively.

3.  Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,130,034)	(1,045,464)
Net Intangible Assets	$405,376	$489,946

Amortization expense for the three and six months ended June 30, 2021 and 2020 were $42,285 (2020: $52,756) and $84,570 (2020: $102,636), respectively.

Amortization of intangibles through 2026 is:

Remainder of 2021	$54,571
2022	169,142
2023	153,137
2024	78,427
2025	932
2026	932

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,173,000 as of June 30, 2021 and December 31, 2020. The balance of goodwill at June 30, 2021 and December 31, 2020 was $1,837,202 and $1,837,202, respectively.

There were no additions, deletions, and impairments recognized in the three and six months ended June 30, 2021 and 2020. The Company considered the impact of COVID-19 on intangible assets at June 30, 2021 and December 31, 2020 and concluded that impairment analysis is not necessary.

FS - 10

4. Sale of Majority Owned Subsidiaries

On April 22, 2021, the Company sold its majority interests in GKMP (51%) and iBud (50.1%) to THC Farmaceuticals, Inc. (“CBDG”). In consideration of the transaction, the Company received 1,500,000 shares of CBDG common stock and 1,500,000 shares of CBDG preferred stock. The Company’s Chief Executive Officer and Chairman of the Board, David Tobias is a Director of CBDG. Shares of CBDG common stock trade on the OTC Pink Market.

The sale of the Company’s majority interests was undertaken to allow the Company to focus on its other operating subsidiary, PrestoCorp, to focus on capital formation for expansion of PrestoCorp, and to pursue other opportunities. At the time of the sale, iBud was inactive and GKMP had not yet achieved positive cash flow from operations.

On the closing date of the sale, CBDG common shares closed at $0.20 per share, for a fair value of $300,000. The CBDG preferred stock received is convertible into CBDG common stock on a one for one basis and has no other rights or preferences that distinguish it from the common stock and are convertible at any time by the Company. Management determined that the shares of preferred stock received are equivalent to CBDG’s common stock and valued the preferred shares at the same rate. In the aggregate, the total shares of CBDG stock received were valued at $600,000 on the date of the sale.

The Company recognized a gain on sale of subsidiaries of $164,470 which represented the value of the consideration received consisting of the value of CBDG’S shares plus the carrying value of the subsidiaries’ non-controlling interest reduced by the net asset of each subsidiary.

As a result of the sale, the Company has discontinued its operations for both subsidiaries. See Note 5 - Discontinued Operations.

5. Discontinued Operations

As stated in Note 4, during the quarter ended June 30, 2021, the Company sold its majority interest in GKMP and Ibud. As a result of the sale, the net income (loss) from both subsidiaries is presented as Discontinued Operations in the statements of operations for all periods presented.

6.  Related Party Transactions

In addition to items disclosed in Notes 4 and 7, the Company had additional related party transactions during the periods presented.

FS - 11

The Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company, and a significant shareholder holding in excess of 10% of the Company’s outstanding shares. During the three and six months ended June 30, 2021 and 2020, the Company recorded interest expense related to these advances at the rates between 5% and 8% per annum and in the amounts of $23,693 (2020: 14,834) and $32,030 (2020: $28,386), respectively.

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

In the six months ended June 30, 2021, David Tobias loaned $40,500 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2021.

In three months ended March 31, 2021, the Company received short-term advances from the principals of GKMP in the amounts of $48,083 bringing the balance due to $67,058. These advances are not interest bearing. The advances were assumed by the acquirer of GKMP and are no longer an obligation of the Company. See Note 4.

At December 31, 2020, the Company had a note payable to the founder of iBud of $10,142. This note was assumed by the acquirer of IBud and is no longer an obligation of the Company. See Note 4.

The following tables reflect the related party advance and note payable balances.

	Notes payable to related parties	Accrued interest -related parties
	June 30, 2021
David Tobias, CEO & Director	$984,878	$144,314
New Compendium, Affiliate	152,500	23,875
Cathy Carroll, Director	50,000	4,055
Other Affiliates	4,000	700
Totals	$1,191,378	$172,944

	Advances from related parties	Notes payable to related parties	Accrued interest -related parties
	December 31, 2020
David Tobias, CEO & Director	$—	$944,378	$120,293
New Compendium, Affiliate	—	152,500	20,063
Keith Hyatt, Affiliate (GKMP)	13,100	—	—
Jason Washington, Affiliate (GKMP)	5,700	—	—
Chris Cope, Affiliate (iBudtender)	—	10,142	—
Cathy Carroll, Director	—	50,000	3,068
Other Affiliates	—	4,000	600
Totals	$18,800	$1,161,020	$144,024

FS - 12

In the three months and six months ended June 30, 2021 and 2020, the Company incurred approximately $27,778 (2020: $43,375) and $55,556 (2020: $88,375), respectively, for consulting services from a nephew of the Company’s president. These services were paid in shares of the Company’s common stock. These amounts are included in the statements of operations in general and administrative expenses.

7.  Investments

At June 30, 2021 and December 31, 2020, the Company owns 8,534,378 shares and 10,000,000 shares, respectively, of common stock of Medical Cannabis Payment Solutions (ticker:  REFG). At June 30, 2021, the fair value of the investment in REFG was adjusted to its fair value of $154,473 based on the closing price of the stock on that date. The Company recognized unrealized losses on investment of $11,215 and $30,000 during the six month periods ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, the Company sold 1,465,622 shares for proceeds of $38,342 and recognized a gain on sale of these shares of $9,030 which is included on the statement of operations.

The Company also owns 1,500,000 shares of common stock and 1,500,000 shares of preferred stock of THC Pharmaceuticals Inc. (ticker: CBDG). The CBDG shares were received as consideration for the sale of the Company’s majority interest in iBud and GKMP. The Company’s Chief Executive Officer and Chairman of the Board, David Tobias is a Director of CBDG. On the date of the sale, the shares were valued at $0.20 per share or $600,000 in the aggregate. See Note 4.

At June 30, 2021, the fair value of the investment in CBDG was adjusted to its fair value $836,700 based on the closing price of the stock on that date. The Company recognized unrealized gain on this investment of $236,700 during the three and six month period ended June 30, 2021.

8.  Stockholders’ Equity

Securities Issuances

During the six months ended June 30, 2021 and 2020, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated, as follows:

FS - 13

Six months ended June 30, 2021

Related Parties	Common	Preferred	Value
David Tobias, Officer, Director	—	124,901	$75,000
Brad Herr, Officer, Director	208,167	—	125,000
Robert Tankson, Director	30,357	—	17,461
Cathy Carroll, Director	124,901	—	75,000
Trevor Reed, Director	20,817	—	12,500
Total for related parties issuances	384,242	124,901	304,961
Non-related party issuances	1,030,387	—	601,316
Total shares for services	1,414,629	124,901	906,277
Issuance for cash	10,466	—	5,000
Preferred stock converted to common	288,072	(288,072)	—
Shares cancelled	(55,556)	—	(20,000)

Aggregate Totals	1,657,611	(163,171)	$891,277

Six months ended June 30, 2020

Related Parties	Common	Preferred	Value
David Tobias, Officer, Director	—	168,652	$92,064
Brad Herr, Officer, Director	248,695	—	135,715
Robert Tankson, Director	97,554	—	48,677
Cathy Carroll, Director	168,652	—	92,064
Kyle Powers, CEO Presto	92,593	—	44,444
Keith Hyatt, President GKMP	75,232	—	41,378
Trevor Reed, Director	28,109	—	15,344
Total for related parties issuances	710,835	168,652	469,686
Non-related party issuances	981,094	—	613,853
Total shares for services	1,691,929	168,652	1,083,539
Preferred stock converted to common	340,172	(340,172)	—
Acquisition of GKMP assets, see Note 7	100,000	—	109,000
Shares issued for stock payable	963,238	223,214	640,685

Aggregate Totals	3,095,399	51,694	$1,833,224

During the six months ended June 30, 2021 and 2020, David Tobias, Chief Executive Officer and Director, converted 288,072 and 340,172 shares of preferred stock into common stock in accordance with the terms of the preferred stock, respectively.

FS - 14

9.  Commitments and Contingencies

Leases.

PrestoCorp leases office space through WeWork in New York for $2,444 per month on a month to month arrangement. Rent expense for the three and six months ended June 30, 2021 and 2020 was $4,592 (2020: $7432) and $9,480 (2020: $18,119), respectively.

GKMP leased a facility in Anaheim California where its operations are based.  The Anaheim lease included approximately 16,000 square feet of combined office, manufacturing, and warehouse space.  Rent expense for the three and six months ended June 30, 2021 and 2020 was $10,000 (2020: $16,179) and $77,119 (2020: $40,919), respectively.

GKMP also leased a commercial printer and a bottle filling line, both of which are used in its manufacturing and packaging operations. For the three and six-month periods ended June 30, 2021 and 2020, the Company recognized $683 and 7,555, respectively, in lease expense on these two items. Lease expense is reported as cost of goods sold in the consolidated statements of operations.

On April 22, 2021, the Company sold its majority interest in GKMP and these lease obligations were assumed by the acquirer of GKMP and are no longer an obligation of the Company. See Note 4.

Litigation.  In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of June 30, 2021, no claims are outstanding.

Shares in Escrow.  At June 30, 2021 and December 31, 2020, the Company has -0- and 419,475, respectively, shares of common stock in escrow as part of the acquisition of PrestoCorp. These shares were issuable in certain circumstances to the principals of PrestoCorp based on performance of the PrestoCorp business.  The escrow account originally contained 629,213 shares of common stock but 209,738 shares were cancelled in 2018 when the performance requirements related to those shares were not met.  Another 209,738 shares were released to the principals in January 2021 upon satisfaction of performance requirements for which compensation expense of $111,161 was recognized during the six-month period ended June 30, 2021.

In August 2020, the Company entered into discussions with the principals of PrestoCorp regarding the escrowed shares and various compensation matters relating to their work for the Company. On May 31, 2021, the Company and the Principals of PrestoCorp entered into a comprehensive settlement agreement providing for:

FS - 15

•	Cancellation of 162,037 shares held in escrow
•	Release of 47,700 shares held in escrow as additional compensation to the principals of PrestoCorp in the amount of $24,804 based on the closing price of the common stock on the date of the settlement.
•	Return of the 500 escrowed shares of PrestoCorp to PrestoCorp, subject to adjustment if the principals of PrestoCorp terminate their employment prior to expiration of the three-year term.
•	Extension of employment agreements for the principals of PrestoCorp for three years at adjusted salary levels to reflect current market rates.
•	Conversion of advances to the Company from PrestoCorp into a intercompany note payable of $318,155 bearing interest at 4% payable over a 60-month term at monthly payments of $5,840.

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

FS - 16