Form 10-Q
period 2021-09-30
Cannabis Sativa, Inc.
filed 2021-11-15
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

The number of shares of the issuer's Common Stock outstanding as of November 15, 2021, is _________________.

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

Results of Operations

Prior to April 22, 2021, the Company operated two business segments: PrestoCorp, Inc. (“PrestoCorp”), a telehealth business, and GK Manufacturing and Packaging, Inc. (“GKMP”), a contract manufacturing business. On April 22, 2021, the Company sold its controlling interest in GKMP and iBud Tender, Inc. (“iBud”). The discontinued operations of GKMP and iBud are reported separately, below. Discussion of results of operations includes the consolidated results of PrestoCorp.

Three Months Ended September 30, 2021, compared with the Three Months Ended September 30, 2020

	Three Months Ended
	A	B	A-B
	September 30, 2021	September 30, 2020	Change	Change %
REVENUE	$463,040	$417,215	$45,825	11%
Cost of revenues	174,814	158,360	16,454	10%
Cost of sales % of total sales	38%	38%	0%
Gross profit	288,226	258,855	29,371	11%
Gross profit % of sales	62%	62%	0%
OPERATING EXPENSES
Professional fees	132,315	132,439	(124)	0%
Depreciation and amortization	42,700	51,846	(9,146)	-18%
Wages and salaries	154,332	135,898	18,434	14%
Advertising	47,044	106,236	(59,192)	-56%
General and administrative	259,451	231,380	28,071	12%
Total operating expenses	635,842	657,799	(21,957)	-3%
NET LOSS FROM CONTINUING OPERATIONS	(347,616)	(398,944)	51,328	-13%

Revenues increased 11% in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to expansion of the states in which the Company offers its services of providing patients with a telehealth platform for seeking medical marijuana cards. Activity levels in specific states declined in third quarter of 2021 to more closely match pre-pandemic levels of activity, but this slow-down was offset by the expanded markets that the Company operates in. We no longer anticipate a significant spike in patients seeking our services due to pandemic effects, but the impact of other variants of the virus cannot be determined at this time.

Gross profit margins for our services remained constant in the quarter ended September 30, 2021, compared with the same quarter a year earlier. Maintaining the gross margin percentage in the third quarter of 2021 compared to the same period in 2020 is a reflection of the efficiency of our telehealth platform and our ability to hold down the costs of our service delivery process.

Net operating loss from operations for the three-month period ended September 30, 2021, decreased 7% compared to net loss for the three-month period ended September 30, 2020. We spent more on wages and salaries and general and administrative expenses in the three months ended September 30, 2021 when compared to the same period in 2020, but these increases were offset by decreases in advertising and depreciation. The reduction in advertising costs resulted from less need for an initial marketing push into new states and operations in our territories reached sustainable levels with regular recurring advertising expenditures.

Nine Months Ended September 30, 2021, compared with the Nine Months Ended September 30, 2020

	Nine Months Ended
	A	B	A-B
	September 30, 2021	September 30, 2020	Change	Change %
REVENUE	$1,452,279	$1,603,032	$(150,753)	-9%
Cost of revenues	553,236	607,837	(54,601)	-9%
Cost of sales % of total sales	38%	38%	0%
Gross profit	899,043	995,195	(96,152)	-10%
Gross profit % of sales	62%	62%	0%
OPERATING EXPENSES
Professional fees	453,236	621,701	(168,465)	-27%
Depreciation and amortization	128,463	155,996	(27,533)	-18%
Wages and salaries	491,730	443,439	48,291	11%
Advertising	280,475	301,912	(21,437)	-7%
General and administrative	855,637	741,709	113,928	15%
Total operating expenses	2,209,541	2,264,757	(55,216)	-2%
NET LOSS FROM CONTINUING OPERATIONS	(1,310,498)	(1,269,562)	(40,936)	3%

Revenues declined 9% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Revenues in the nine months of 2021 decreased primarily due to a slow-down in the number of patients seeking medical marijuana cards when compared to year earlier period which saw a significant uptick in activity due to the pandemic. Activity levels in the first nine months of 2021 more closely matched our historic operating levels. We do not anticipate a significant spike in patients seeking our services due to pandemic effects, but the impact of the delta and other variants of the virus cannot be determined at this time.

Gross profit margins for our services, as a percentage of sales, were essentially unchanged in the nine months ended September 30, 2021, compared with the same period a year earlier. Holding our gross profit percentages unchanged despite a 9% decline in revenues is attributable to our efforts to control costs at all operating levels.

Total operating costs decreased slightly in the first nine months of 2021 compared to the same period in 2020. We substantially reduced professional fees, depreciation and amortization, and advertising but these decreases were offset by increases in wages and salaries, and general and administrative costs. The cost increases were primarily the result of our research into the operating requirements of new regions, and the costs to support general operational levels while pursuing funding efforts for targeted acquisition activities. Our targeted acquisition activities have not resulted in operational improvements to date, largely as a result of limited capital.

Net operating loss for the nine-month period ended September 30, 2021 increased 5% compared to net loss for the nine-month period ended September 30, 2020. The increase in our net operating loss was primarily the result of declines in revenue that were not offset by corresponding declines in cost structure. While management remains focused on keeping costs to manageable levels, we do not expect to see significant operating cost reductions in coming periods as we continue to seek other opportunities for expansion.

Discontinued Operations.

In April 2021, the Company entered into discussions with THC Farmaceuticals, Inc. (“CBDG”) regarding sale of CBDS’s controlling interest positions in GKMP and iBudtender Inc. (iBud”). The discussions were triggered by an interest on the part of CBDS management to refocus business efforts on growing PrestoCorp while streamlining financial reporting and management processes by eliminating assets that are no longer considered essential to the Company’s core focus. The sale was completed on April 22, 2021. Management believes that the sale of GKMP and iBud will free up management time and resources to seek other acquisitions that are more closely aligned with the PrestoCorp business model. Consideration for the sale of the controlling interests consisted of 1,500,000 shares of CBDG common stock and 1,500,000 shares of CBDG preferred stock valued at $600,000 on the date of the acquisition. iBud had no revenues in the periods presented. Summaries of the discontinued operations of GKMP and the operations of iBud through April 22, 2021 are provided below.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
DISCONTINUED OPERATIONS OF GKMP	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUE	$-	$42,569	$75,866	$70,989
Cost of revenues	-	70,329	91,316	90,470
Cost of sales % of total sales	0%	165%	120%	127%
Gross profit	-	(27,760)	(15,450)	(19,481)
Gross profit % of sales	0%	-65%	-20%	-27%
OPERATING EXPENSES
Depreciation and amortization	-	4,449	5,526	4,449
Wages and salaries	-	79,475	106,224	120,737
Advertising	-	2,697	1,693	19,501
General and administrative	-	151,332	104,177	361,547
Total operating expenses	-	237,953	217,620	506,234
NET LOSS FROM OPERATIONS	-	(265,713)	(233,070)	(525,715)

DISCONTINUED OPERATIONS OF IBUD
REVENUE	$-	$-	$-	$-
OPERATING EXPENSES
Depreciation and amortization	-	251	335	753
General and administrative	-	1,692	800	5,075
Total operating expenses	-	1,943	1,135	5,828
NET LOSS FROM OPERATIONS	-	(1,943)	(1,135)	(5,828)
Aggregate net loss from discontinued
operations	-	(267,656)	(234,205)	(531,543)
Gain on sale of discontinued operations	-	-	164,736	-
TOTAL GAIN (LOSS) ON DISCONTINUED OPERATIONS	$-	$(267,656)	$(69,469)	$(531,543)

GKMP and iBud generated losses from operations during the periods they were operated by the Company. In the third quarter of 2021, management determined that the time and effort required to turn these businesses around would be a significant drain on resources and would limit expansion of our PrestoCorp operations. The sale of our interests in GKMP and iBud will now allow management to devote more resources to PrestoCorp.

Liquidity and Capital Resources

Net cash used in operating activities for the nine-month period ended September 30, 2021 was $180,849. During the same period, our cash position decreased by $57,070. Financing activities generated $101,083 in the nine months from the following sources:

•	advances from related parties totaling $48,083,
•	related party notes payable totaling $48,000, and
•	sale of common stock totaling $5,000.

We also reported stock-based compensation of $1,197,390 during the nine-month period from issuance of common stock and preferred stock as compensation for services performed by officers, directors, and contractors. On September 30, 2021, our cash position was $265,037. The sale of GKMP and iBud has reduced our net operating loss and negative cash flows, and our remaining operating subsidiary, PrestoCorp, is profitable. The overhead related to our status as a public company and our continuing efforts to acquire businesses that will supplement the operations of PrestoCorp will continue to generate consolidated losses from operations in the coming periods. Given our level of operations in the first nine months of 2021, we expect that additional funds will be required. In the remainder of 2021, we expect to generate additional capital primarily from issuances of stock as compensation for services.

Management is currently evaluating fund-raising alternatives including private placement of equity securities, a secondary public offering, and various debt instruments. We have filed documents with the Securities and Exchange Commission for an offering of securities under Regulation A, but the offering has not been approved and the amount that may be raised when the offering is approved is uncertain. In addition, key members of management have indicated a willingness to provide additional operating capital from time to time. We are also currently selling a portion of our investment securities to generate cash for operations, and we have restructured our intercompany loans to PrestoCorp with a monthly amortization schedule and required monthly payments that will begin to address ongoing operating expenses that must be paid in cash. Based on all these considerations, we believe we will have sufficient capital to operate the business for the next twelve months. It will be important for the Company to be successful in its efforts to raise capital if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses attributable to Cannabis Sativa, Inc. of $1,151,572 and $2,032,070, respectively, for the nine-month periods ended September 30, 2021 and 2020, and had an accumulated deficit of $79,060,409 as of September 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings. We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A. Risk Factors. Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended September 30, 2021, the board of directors issued 442,711 shares of unregistered common stock, and 78,126 shares of unregistered preferred stock to seven persons/entities in exchange for services rendered to the Company. These unregistered shares were in addition to an aggregate of 127,318 common shares that were registered for resale on Form S-8. The unregistered shares were valued at the closing price of the shares in the OTCQB Market on the date the shares became issuable which $0.48 per share. The Company also issued 127,994 shares of common stock on conversion of 127,994 shares of preferred stock. The issuances of the unregistered shares were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the recipients of the shares were persons closely associated with the Company and/or the issuance of the shares did not involve any public offering.

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

Date: November 15, 2021

By: /s/ David Tobias
David Tobias, Chief Executive Officer
By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer and
Principal Accounting Officer

CANNABIS SATIVA, INC.

Contents

FS - 1

CANNABIS SATIVA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$265,037	$322,107
Accounts receivable, net	—	2,495
Inventories	—	56,485
Investment in equity security, at fair value	226,920	195,000
Other current assets	—	55,199
Total Current Assets	491,957	631,286

Other Assets

Property and equipment, net	2,388	199,120
Intangible assets, net	363,091	489,946
Deposits and other assets	—	9,250
Right to use asset	—	47,312
Goodwill	1,837,202	1,837,202

Total Assets	$2,694,638	$3,214,116

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$112,614	$179,200
Accrued interest - related parties	189,374	144,024
Advances from related parties	—	18,800
Notes payable to related parties	1,198,878	1,161,020
Customer deposits	—	25,545
Operating lease liability - current	—	31,891
Total Current Liabilities	1,500,866	1,560,480

Long-Term Liabilities
Operating lease liability - long term	—	15,421

Total Liabilities	1,500,866	1,575,901

Commitments and contingencies (Notes 6 and 9)

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized;
824,989 and 1,090,128 issued and outstanding, respectively	825	1,090
Common stock $0.001 par value; 45,000,000 shares authorized;
29,860,912 and 27,453,178 shares issued and outstanding, respectively	29,861	27,455
Additional paid-in capital	78,860,263	77,660,014
Accumulated deficit	(79,060,409)	(77,028,339)

Total Cannabis Sativa, Inc. Stockholders' Equity (Deficit)	(169,460)	660,220

Non-Controlling Interests	1,363,232	977,995

Total Stockholders' Equity	1,193,772	1,638,215

Total Liabilities and Stockholders' Equity	$2,694,638	$3,214,116

The accompanying notes are an integral part of these consolidated financial statements.

FS - 2

CANNABIS SATIVA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenues	$463,040	$417,215	$1,452,279	$1,603,032

Cost of Revenues	174,814	158,360	553,236	607,837

Gross Profit	288,226	258,855	899,043	995,195

Operating Expenses
Professional fees	132,315	132,439	453,236	621,701
Depreciation and amortization	42,700	51,846	128,463	155,996
Wages and salaries	179,136	135,898	516,534	443,439
Advertising	47,044	106,236	280,475	301,912
General and administrative	259,451	231,380	855,637	741,709

Total Operating Expenses	660,646	657,799	2,234,345	2,264,757

Net Loss from Operations	(372,420)	(398,944)	(1,335,302)	(1,269,562)

Other (Income) and Expenses
Unrealized (gain) loss on investment	758,340	(3,000)	532,855	(33,000)
(Gain) loss on sale of investment securities	237	—	(8,793)	—
Interest expense	17,854	14,142	49,884	39,144

Total Other (Income) Expenses, Net	776,431	11,142	573,946	6,144

Net Loss Before Income Taxes	(1,148,851)	(410,086)	(1,909,248)	(1,275,706)

Income Taxes	—	—	—	—

Net Loss from Continuing Operations	(1,148,851)	(410,086)	(1,909,248)	(1,275,706)

Net Income (Loss) from Discontinued Operations
Operating loss on discontinued operations	—	(267,656)	(234,205)	(531,543)
Gain on sale of subsidiaries	—	—	164,736	—

Net Income (Loss) from Discontinued Operations	—	(267,656)	(69,469)	(531,543)

Net Loss for the Period	(1,148,851)	(677,742)	(1,978,717)	(1,807,249)

Loss attributable to non-controlling interest - GK Manufacturing	—	(130,200)	(114,467)	(257,600)
Loss attributable to non-controlling interest - iBudTender	—	(970)	(1,614)	(2,909)
Income attributable to non-controlling interest - PrestoCorp	2,721	11,952	169,434	118,297

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$(1,151,572)	$(558,524)	$(2,032,070)	$(1,665,037)

Net Loss for the Period per Common Share:
Basic & Diluted	$(0.04)	$(0.02)	$(0.07)	$(0.07)

Weighted Average Common Shares Outstanding:
Basic & Diluted	29,685,756	25,462,962	28,880,938	24,801,127

The accompanying notes are an integral part of these consolidated financial statements.

FS - 3

CANNABIS SATIVA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020 - UNAUDITED

					Additional		Non-controlling	Non-controlling	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Accumulated	Interest -	Interest -	Interest - GK
	Shares	Amount	Shares	Amount	Capital	Deficit	Prestocorp	iBudTender	Manufacturing	Total
Balance - July 1, 2020	1,073,543	$1,074	25,319,538	$25,321	$76,664,109	$(75,961,660)	$1,213,825	$49,203	$(22,675)	$1,969,197
Shares issued for services	67,312	67	647,337	647	470,954	—	—	—	—	471,668
Cash proceeds from sale of stock	—	—	50,000	50	24,950	—	—	—	—	25,000
Net income (loss) for the period	—	—	—	—	—	(558,524)	11,952	(970)	(130,200)	(677,742)

Balance - September 30, 2020	1,140,855	$1,141	26,016,875	$26,018	$77,160,013	$(76,520,184)	$1,225,777	$48,233	$(152,875)	$1,788,123

Balance - July 1, 2021	926,957	$927	29,110,789	$29,112	$78,549,797	$(77,908,837)	$1,360,511	$—	$—	$2,031,510
Conversion of Preferred to Common	(180,094)	(180)	180,094	180	—	—	—	—	—	—
Shares issued for services	78,126	78	570,029	569	310,466	—	—	—	—	311,113
Net income (loss) for the period	—	—	—	—	—	(1,151,572)	2,721	—	—	(1,148,851)

Balance - September 30, 2021	824,989	$825	29,860,912	$29,861	$78,860,263	$(79,060,409)	$1,363,232	$—	$—	$1,193,772

Balance - January 1, 2020	1,021,849	$1,021	22,224,199	$22,226	$74,834,032	$(74,855,147)	$1,107,480	$51,142	$—	$1,160,754
Conversion of Preferred to Common	(340,172)	(340)	340,172	340	—	—	—	—	—	—
Acquisition of GK Manufacturing	—	—	100,000	100	108,900	—	—	—	104,725	213,725
Cash proceeds from sale of stock	—	—	50,000	50	24,950	—	—	—	—	25,000
Shares issued for services	235,964	237	2,339,266	2,339	1,552,632	—	—	—	—	1,555,208
Shares issued for stock payable	223,214	223	963,238	963	639,499	—	—	—	—	640,685
Net income (loss) for the period	—	—	—	—	—	(1,665,037)	118,297	(2,909)	(257,600)	(1,807,249)

Balance - September 30, 2020	1,140,855	$1,141	26,016,875	$26,018	$77,160,013	$(76,520,184)	$1,225,777	$48,233	$(152,875)	$1,788,123

Balance - January 1, 2021	1,090,128	$1,090	27,453,178	$27,455	$77,660,014	$(77,028,339)	$1,193,798	$47,264	$(263,067)	$1,638,215
Conversion of Preferred to Common	(468,166)	(468)	468,166	468	—	—	—	—	—	—
Cash proceeds from sale of stock	—	—	10,466	10	4,990	—	—	—	—	5,000
Shares issued for services	203,027	203	1,984,658	1,984	1,215,203	—	—	—	—	1,217,390
Cancellation of shares issued for services	—	—	(55,556)	(56)	(19,944)	—	—	—	—	(20,000)
Sale of non-controlling interest	—	—	—	—	—	—	—	(45,650)	377,534	331,884
Net income (loss) for the period	—	—	—	—	—	(2,032,070)	169,434	(1,614)	(114,467)	(1,978,717)
Balance - September 30, 2021	824,989	$825	29,860,912	$29,861	$78,860,263	$(79,060,409)	$1,363,232	$—	$—	$1,193,772

The accompanying notes are an integral part of these consolidated financial statements.

FS - 4

CANNABIS SATIVA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the nine months ended September 30,	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,978,717)	$(1,275,706)
Adjustments to reconcile net loss for the period to net cash provided (used) by operating activities:
Unrealized (gain) loss on investment	532,855	(33,000)
Gain on sale of investment securities	(8,793)	—
Gain on sale of subsidiaries	(164,736)	—
Depreciation and amortization	145,415	164,924
Shares issued for services	1,197,390	1,555,208
Changes in Assets and Liabilities:
Accounts receivable	(6,447)	(360)
Inventories	27,499	(14,248)
Prepaid consulting and other current assets	(4,933)	(13,932)
Deposits and other assets	—	(50,269)
Accounts payable and accrued expenses	32,927	86,711
Accrued interest - related parties	45,350	41,292
Customer deposits	1,341	—
Net Cash Provided by (Used in) Operating Activities	(180,849)	460,620

Cash Flows from Investing Activities:
Cash transferred on sale of subsidiaries	(21,321)	—
Proceeds from sale of investment securities	44,017	—
Purchase of fixed assets	—	(57,180)
Advance to GK settled with asset acquisition	—	50,000
Net Cash Provided by (Used in) Investing Activities	22,696	(7,180)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	5,000	25,000
Proceeds from advances from related parties	48,083	—
Proceeds from related parties notes payable, net	48,000	145,500
Net Cash Provided by Financing Activities	101,083	170,500

NET CHANGE IN CASH	(57,070)	623,940

CASH AT BEGINNING OF PERIOD	322,107	336,107

CASH AT END OF PERIOD	$265,037	$960,047

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities:
Net asset acquisition acquired with shares of common stock	$—	$213,725
Common stock issued from stock payable	$—	$640,685
Operating lease liability from acquiring right to use asset	$—	$61,367
Investment in equity securities received in exchange for sale of controlling interest in subsidiaries	$600,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

FS - 5

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended September 30, 2021 and 2020

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

PrestoCorp is a 51% owned subsidiary and until April 22, 2021, GKMP and iBud were 51% and 50.1% owned subsidiaries. Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. At September 30, 2021, PrestoCorp is the sole operating subsidiary. Until sale of the Company’s interest in April 2021, GKMP and iBud tender were operating subsidiaries although iBud was not generating any revenue.

Our primary operations for the three and nine months ended September 30, 2021 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

Basis of Presentation

Operating results for the three and nine months ended September 30, 2021, may not be indicative of the results expected for the full year ending December 31, 2021. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2020, as filed with the United States Securities and Exchange Commission on April 16, 2021.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company's financial position as of September 30, 2021, and its results of operations, cash flows, and changes in stockholders’ equity for the three and nine months ended September 30, 2021. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements.

FS - 6

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended September 30, 2021 and 2020

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

Going Concern:

The Company has an accumulated deficit of $79,060,409 at September 30, 2021, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Inventories:

As of September 30, 2021 and December 31, 2020, the Company had $-0- and $56,485, respectively, in inventory relating to GKMP which consists of the raw materials and packaging used to manufacture cannabidiol (“CBD”) infused products for our customers.

Net Loss per Share:

Net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the periods ended September 30, 2021 and 2020, the Company had 175,000 and 49,900 outstanding warrants, respectively, and 824,989 and 1,090,128 shares of convertible Series A preferred stock, respectively, that would be dilutive to future periods net income if converted.

Revenue Recognition:

The Company operated two divisions, the telehealth business operated through PrestoCorp and the contract manufacturing business operated through GKMP. The contract manufacturing business was sold on April 22, 2021, and the Company now operates only the telehealth division.

FS - 7

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended September 30, 2021 and 2020

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

Investments

Investments in equity securities are generally measured at fair value. Unrealized gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. At the end of each reporting period, unrealized gains and losses resulting from changes in fair value are recognized in current earnings. Upon sale of an equity security, the realized gain or loss is recognized in current earnings.

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

FS - 8

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended September 30, 2021 and 2020

Recent Accounting Pronouncements:

Accounting Standards Updates Adopted

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. Adoption of this update on January 1, 2021, had no impact on the Company’s condensed consolidated financial statements.

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

2. Property and Equipment

Property and equipment consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Furniture and Equipment	$15,052	$225,629
Leasehold Improvements	2,500	17,315
Total Property and Equipment	17,552	242,944
Less: Accumulated Depreciation	(15,164)	(43,824)
Net Property and Equipment	$2,388	$199,120

Depreciation expense for the three and nine months ended September 30, 2021 and 2020 were $415 (2020: $14,155) and $18,558 (2020: 16,172), respectively.

3. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,172,319)	(1,045,464)
Net Intangible Assets	$363,091	$489,946

FS - 9

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended September 30, 2021 and 2020

Amortization expense for the three and nine months ended September 30, 2021 and 2020 were $42,285 (2020: $51,318) and $126,855 (2020: $153,954), respectively.

Amortization of intangibles through 2026 is:

Remainder of 2021	$42,285
2022	161,865
2023	151,686
2024	3,051
2025	932
2026	932

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,173,000 as of September 30, 2021 and December 31, 2020. The balance of goodwill at September 30, 2021 and December 31, 2020 was $1,837,202 and $1,837,202, respectively.

There were no additions, deletions, and impairments recognized in the three and nine months ended September 30, 2021 and 2020. The Company considered the impact of COVID-19 on intangible assets at September 30, 2021 and December 31, 2020 and concluded that impairment analysis is not necessary.

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

The Company recognized a gain on sale of subsidiaries of $164,736 which represented the value of the consideration received consisting of the value of CBDG’S shares plus the carrying value of the subsidiaries’ non-controlling interest reduced by the net asset of each subsidiary.

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

FS - 10

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended September 30, 2021 and 2020

6. Related Party Transactions

In addition to items disclosed in Notes 4 and 7, the Company had additional related party transactions during the periods presented.

The Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company, and a significant shareholder holding in excess of 10% of the Company’s outstanding shares. During the three and nine months ended September 30, 2021 and 2020, the Company recorded interest expense related to these advances at the rates between 5% and 8% per annum and in the amounts of $17,854 (2020: $14,142) and $49,884 (2020: $39,144), respectively.

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

In the nine months ended September 30, 2021, David Tobias loaned $48,000 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2021.

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

The following tables reflect the related party advance and note payable balances.

	Notes payable to related parties	Accrued interest -related parties
	September 30, 2021
David Tobias, CEO & Director	$992,378	$156,783
New Compendium, Affiliate	152,500	25,781
Cathy Carroll, Director	50,000	6,060
Other Affiliates	4,000	750
Totals	$1,198,878	$189,374

	Advances from related parties	Notes payable to related parties	Accrued interest -related parties
	December 31, 2020
David Tobias, CEO & Director	$—	$944,378	$120,293
New Compendium, Affiliate	—	152,500	20,063
Keith Hyatt, Affiliate (GKMP)	13,100	—	—
Jason Washington, Affiliate (GKMP)	5,700	—	—
Chris Cope, Affiliate (iBudtender)	—	10,142	—
Cathy Carroll, Director	—	50,000	3,068
Other Affiliates	—	4,000	600
Totals	$18,800	$1,161,020	$144,024

FS - 11

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended September 30, 2021 and 2020

In the three months and nine months ended September 30, 2021 and 2020, the Company incurred approximately $27,778 (2020: $39,160) and $83,334 (2020: $127,535), respectively, for consulting services from a nephew of the Company’s president. These services were paid in shares of the Company’s common stock. These amounts are included in the statements of operations in general and administrative expenses.

7. Investments

At September 30, 2021 and December 31, 2020, the Company owns 8,238,769 shares and 10,000,000 shares, respectively, of common stock of Medical Cannabis Payment Solutions (ticker: REFG). At September 30, 2021, the fair value of the investment in REFG was adjusted to its fair value of $76,620 based on the closing price of the stock on that date. The Company recognized unrealized gains (losses) on investment of $(83,155) and $33,000 during the nine month periods ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the Company sold 1,761,231 shares for proceeds of $44,017 and recognized a gain on sale of these shares of $8,793 which is included on the statement of operations.

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

At September 30, 2021, the fair value of the investment in CBDG was adjusted to its fair value $150,300 based on the closing price of the stock on that date. The Company recognized unrealized loss on this investment of $449,700 during the nine-month period ended September 30, 2021.

8. Stockholders’ Equity

Securities Issuances

During the nine months ended September 30, 2021 and 2020, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated, as follows:

Nine months ended September 30, 2021

Related Parties	Common	Preferred	Value
David Tobias, Officer, Director	—	203,027	$112,500
Brad Herr, Officer, Director	338,376	—	187,500
Robert Tankson, Director	43,378	—	23,711
Cathy Carroll, Director	203,027	—	112,500
Trevor Reed, Director	33,838	—	18,750
Total for related parties issuances	618,619	203,027	454,961
Non-related party issuances	1,366,039	—	762,429
Total shares for services	1,984,658	203,027	1,217,390
Issuance for cash	10,466	—	5,000
Preferred stock converted to common	468,166	(468,166)	—
Shares cancelled	(55,556)	—	(20,000)
Aggregate Totals	2,407,734	—	1,202,390

FS - 12

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended September 30, 2021 and 2020

Nine months ended September 30, 2020

Related Parties	Common	Preferred	Value
David Tobias, Officer, Director	—	235,964	$136,490
Brad Herr, Officer, Director	335,543	—	193,034
Robert Tankson, Director	108,773	—	56,082
Cathy Carroll, Director	235,964	—	136,490
Kyle Powers, CEO Presto	92,593	—	44,444
Keith Hyatt, President GKMP	164,932	—	100,580
Trevor Reed, Director	39,328	—	22,749
Total for related parties issuances	977,133	235,964	689,869
Non-related party issuances	1,362,133	—	865,339
Total shares for services	2,339,266	235,964	1,555,208
Preferred stock converted to common	340,172	(340,172)	—
Acquisition of GKMP assets, see Note 7	100,000	—	109,000
Shares issued for stock payable	963,238	223,214	640,685
Issuance for cash	50,000	—	25,000
Aggregate Totals	3,792,676	119,006	$2,329,893

During the nine months ended September 30, 2021 and 2020, David Tobias, Chief Executive Officer and Director, converted 468,166 and 340,172 shares of preferred stock into common stock in accordance with the terms of the preferred stock, respectively.

9. Commitments and Contingencies

Leases.

PrestoCorp leases office space through WeWork in New York for $2,444 per month on a month to month arrangement. Rent expense for the three and nine months ended September 30, 2021 and 2020 was $10,739 (2020: $7,332) and $20,219 (2020: $25,451), respectively.

GKMP leased a facility in Anaheim California where its operations are based. The Anaheim lease included approximately 16,000 square feet of combined office, manufacturing, and warehouse space. Rent expense for the three and nine months ended September 30, 2021 and 2020 was $10,000 (2020: $8,647) and $77,119 (2020: $17,566), respectively.

GKMP also leased a commercial printer and a bottle filling line, both of which are used in its manufacturing and packaging operations. For the three and nine month periods ended September 30, 2021 and 2020, the Company recognized $683 and 7,555, respectively, in lease expense on these two items. Lease expense is reported as cost of goods sold in the consolidated statements of operations.

On April 22, 2021, the Company sold its majority interest in GKMP and these lease obligations were assumed by the acquirer of GKMP and are no longer an obligation of the Company. See Note 4.

Litigation. In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of September 30, 2021, no claims are outstanding.

Shares in Escrow. At September 30, 2021 and December 31, 2020, the Company has -0- and 419,475, respectively, shares of common stock in escrow as part of the acquisition of PrestoCorp. These shares were issuable in certain circumstances to the principals of PrestoCorp based on performance of the PrestoCorp business. The escrow account originally contained 629,213 shares of common stock but 209,738 shares were cancelled in 2018 when the performance requirements related to those shares were not met. Another 209,738 shares were released to the principals in January 2021 upon satisfaction of performance requirements for which compensation expense of $111,161 was recognized during the nine month period ended September 30, 2021.

FS - 13

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For the Three and Nine Months Ended September 30, 2021 and 2020

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

FS - 14