Form 10-K
period 2021-12-31
Cannabis Sativa, Inc.
filed 2022-04-14
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2021

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission File Number 000-53571

CANNABIS SATIVA, INC.
(Exact name of registrant as specified in charter)

Nevada	20-1898270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Hillside Dr., #A224, Mesquite, NV 89027	89024
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The market value of the voting and non-voting common stock held by non-affiliates was $10,803,000 on June 30, 2021.

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

As of April 4, 2022, there were 30,746,867 shares of the issuer’s common stock outstanding.

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

None.

CANNABIS SATIVA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2021

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect the Company’s views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. These uncertainties and other factors include but are not limited to: the ability of the Company to locate business opportunities for acquisition or participation by the Company; the terms of the Company’s acquisition of or participation in a business opportunity; the operating and financial performance of any business opportunity following its acquisition or participation by the Company and the risk factors described herein under the caption “Risk Factors.” The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

Part I

Item 1. Description of Business

Company Background

Cannabis Sativa, Inc., formerly named Ultra Sun Corporation, was incorporated under laws of Nevada in November 2005. In 2020, we conducted our operations through our subsidiaries PrestoCorp, Inc. (“PrestoCorp”), a 51% owned Delaware corporation engaged in the telemedicine business. We also began the year with interests in GK Manufacturing and Packaging, Inc. (“GKMP”), a California corporation that serves as a contract manufacturer of products containing hemp-based CBD and i-Budtender (IBUD”), a Nevada corporation in the development stage for on-line referral business in the cannabis industry.

In April, 2021, we discontinued operations of GKMP and IBUD and sold our controlling interests in these subsidiaries. The operations of GKMP and IBUD for the years ended December 31, 2021 and 2020 are reported separately as discontinued operations.

We also own 100% of the following subsidiaries: Wild Earth Naturals, Inc. (“Wild Earth”), a Nevada corporation, Eden Holdings LLC (“Eden”), a Virginia limited liability company, Kubby Patent and Licenses, Limited Liability Company (“KPAL”), a Texas limited liability company and Hi Brands International Inc. (“Hi Brands”), a Nevada corporation. Wild Earth, Eden, KPAL, and Hi Brands are currently inactive, but fit into our business strategy as discussed below.

Our common stock is quoted for trading on the OTCQB Market under the symbol CBDS.

We currently maintain virtual principal executive offices with our staff and contractors located remotely and typically working out of their homes. Our mailing address is 450 Hillside Drive, #A224, Mesquite, Nevada 89027. Our telephone number is (702) 763-3123.

Business Strategy

In 2022, we intend to focus on growth of our telemedicine business while seeking opportunities in brand development and marketing of products and services to the cannabidiol (“CBD”) and marijuana industries.

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

Brand Development and Product Marketing

We have assembled a portfolio of brands, products, intangible assets, and expertise to allow research, development, acquisition and licensing of specialized cannabis and CBD related products, including cannabis and CBD formulas, edibles, topicals, strains, recipes and delivery systems. We plan to engage in marketing and branding within the cannabis and CBD spaces utilizing our existing brands, including our trademark pending "hi" brand, while also seeking out new opportunities for brand aggregation and marketing. In 2021, we were not able to focus on further development of these assets due to limitations on availability of capital and the need to devote our energies to growth in the telemedicine space.

In 2022, we hope to begin selling products through our existing online presence. Descriptions of the products/brands we intend to promote include:

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

Hi Brands International Inc. On February 6, 2015, the Company formed Hi Brands International Inc., a Nevada Corporation and wholly owned subsidiary of the Company ("Hi Brands"). Hi Brands entered into a Purchase, Supply and Joint Venture Agreement (the "Agreement"), with Centuria Natural Foods, Inc. ("Centuria") to develop a supply of proprietary CBD (Cannabidiol) Rich Hemp Oil products, but the agreement was never implemented and no business was ever transacted. As a result, Hi Brands International, Inc. has been inactive for the last several years. Although the Hi Brands business has been inactive, the Company believes that there is value in the name and that it may afford a sound outlet for the Company’s products as we build work to build out our product portfolio.

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

Other Opportunities. In addition to licensing, branding and technology, we have the ability to offer mainstream medical prescription discount cards, for which the Company will receive a small percentage on each product purchased. This concept has not yet been implemented but is being evaluated by our Telemedicine division for feasibility and return on investment.

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

Vision

Our vision is to become a highly visible, diversified business promoting superior quality branded products and services and offering effective customer service, fair compensation, sound management and a great working environment. Over time, we plan to expand our branding, research and development, intellectual properties and licensing activities to reach markets covering telemedicine and consumer education. In order to achieve this vision, we plan to develop brands and branded products which will distinguish our online presence as a source for innovative and effective medicinal cannabis products and cost-effective alternatives for customers seeking quality, affordable natural health products to aid in wellness and appearance.

Through a long-term commitment to this vision, we hope to become known as a company that is committed to its customers, associates, and communities.

Products

Online Telemedicine. Through PrestoDoctor we provide access to knowledgeable physicians for a safe and confidential way to get a medical marijuana recommendation using secure video conferencing technology. Our online telemedicine generates over 95% of our revenues.

Consumer Products. Through December 31, 2021, the products discussed below in this section are conceptual and have produced no significant revenues. We had intended to pursue the strategy described below in 2021, but lack of capital largely shifted our strategic implementation plans to 2022. In the remainder of 2022, we expect to work on building a product catalogue as we begin testing the market through online sales of products, including:

•

Lozenges, utilizing our proprietary formula, offer rapid relief of throat irritation. Based upon preliminary results, our lozenges generally take effect within a period of five to 15 minutes. In addition to the lozenges, we have other forms of edibles under consideration.

•	Recover Deep Penetrating Healing Balm is a fast-acting organic anti-inflammatory pain reliever for sore muscles, joints, arthritic and back pain.

•	Trauma Cream was developed with a blended infusion of cannabinoids and THC, including Arnica for its numbing effect.

•	Face Garden is an antioxidant, moisturizing cream for the face. Face Garden is thought to firm the skin and reduce puffiness and wrinkles, while restoring the skins natural glow and supple appearance.

•	Body Garden is a moisturizing body lotion designed to relieve itchy dry skin and protect against sun damage.

•	Lip Garden is an emollient balm that we believe can assist with healing of the lips while keeping them supple and moist.

•

Branded Clothing and Merchandise. We also intend to offer Wild Earth Naturals and "hi" branded men's and women's fashion tee shirts and sweatshirts from suppliers, as well as caps and coffee mugs through the Company's www.wildearthnaturals.com website.

Objectives

Our current strategy is to continue to promote and grow the telemedicine business under our PrestoDoctor brand, while also focusing on the start-up and ramp up of new branding, licensing and product sales opportunities, and we will seek strategic corporate and product acquisitions.

Marketing & Distribution

Market Conditions in the Cannabis Industry. Our target markets are located in states that have legalized the production and use of cannabis. Eighteen states plus the District of Columbia have approved measures to legalize cannabis for adult recreational use. Thirty-seven states, the District of Columbia and five US territories have legalized the use of cannabis for medical use in some form. However, it may take multiple years for a state to establish regulations and for cannabis businesses to begin generating revenue from operations in a given state.

Non-Infused Products and Merchandise. We launched our www.wildearthnaturals.com website in August 2013 but the site has been largely dormant for several years. In 2022, we intend to use social media, primarily Facebook, to drive traffic to our websites. Our online stores at www.wildearthnaturals.com are not producing revenue at this time, but the website is active and ready to process sales orders once the Company rolls out the brand development and product marketing plan for our consumer products lines.

During 2022, we plan to utilize direct business to business sales, internet advertising, social media marketing, and trade show participation to generate sales leads, orders and to entry into leading retailers and wholesalers throughout the U.S. No assurances can be given that we will be successful in such efforts.

Infused Products. For cannabis infused products, we intend to develop our customer base through licensing agreements with third parties manufacturers who are compliant with state cannabis laws in the states in which they conduct business.

We plan to build brand awareness by utilizing a mix of social media, trade shows, education efforts, and direct marketing to targeted businesses.

Geographic Presence. We plan to build brand awareness for our products in states where medical cannabis is legal, and to sell non-infused products throughout the United States.

Competition

Cannabis Industry. While we do not currently sell products regulated as cannabis (containing THC), we expect to license our brands and products to businesses that will sell cannabis in states where medicinal or recreational cannabis is legal. Therefore, we look to the participants in the medical and recreational cannabis markets for information on competition.

We believe the competition in the cannabis market will include numerous cannabis product companies that are fragmented in terms of geographic market coverage, distribution channels and product categories, with many companies taking a state-by-state approach. We believe that competition is principally based upon price, quality, efficacy of products, branding, marketing, customer service, and trade support. We anticipate that large pharmaceutical companies will eventually begin to more aggressively compete in the cannabis product market. These companies and certain larger entities may have broader product lines and/or larger sales volumes than companies such as ours. Larger entities entering this market may have significantly greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. We anticipate that many of the larger competitors will be able to compete more effectively due to a greater extent of vertical integration. The entry of larger competitors could have a material adverse effect on our results of operations and financial condition.

Skin Care. Our competition includes numerous skin care companies that are highly fragmented in terms of geographic market coverage, distribution channels, and product categories. In addition, large pharmaceutical companies compete with us in the skin care market. These larger companies have broader product lines and more substantial sales volumes, greater financial and other resources available to them, and possess extensive manufacturing, distribution and marketing capabilities. Among our more prominent competitors are: Earthly Body, Burt's Bees, Melaleuca and Clarins, all of which have substantially longer track records and greater financial resources and operating efficiencies than we will be able to develop in the near term. As a company with limited capital resources, we believe we will be at a competitive disadvantage until such time as we develop a broad portfolio of products that are known and accepted in the industry, and we are able to demonstrate a history of financial stability. There can be no assurance that we will be able to compete effectively in the market.

Raw Materials and Suppliers

Our products are produced using ingredients that we believe to be readily available from several sources. Our suppliers purchase raw materials from a number of different vendors. While we expect the raw materials we use to be readily available in normal times, the current COVID-19 pandemic and the current conflict between Russia and Ukraine have and are expected to continue to disrupt elements of the supply chain. At this time, we cannot determine the effect such disruptions may have on the availability of raw materials in future periods or the impact of such disruptions on our business development strategies.

Intellectual Property

We hold certain intellectual property (the "IP") consisting of recipes and process/methods to maximize the cannabinoid concentrations used for manufacture of medical marijuana edibles, including our proprietary lozenge. We also hold rights to a proprietary recipe and process/method to maximize the cannabinoid concentrations to be used to make a salve/ointment containing CBD and Arnica Montana.

We are also the patent holder for a CTA strain of cannabis. We are continuing to pursue commercialization of the CTA strain, but no assurances can be given that the patented strain will result in development of any commercial products.

The Company intends to use or license the "hi" brand for skin care products, edibles (infused and non-infused), apparel and branded merchandise. We also hold a Federal trademark on the name and stylized branding of "Wild Earth Naturals".

We have acquired registered U.S. Trademarks for Cannabis*Sativa(R), DISPENSARxY(R), and CannaRx(R). The IP identifiers are Cannabis*Sativa(R), Registration Number 4,868,622, DISPENSARxY(R), Registration Number 4,642,830 and CannaRx(R), Registration Number 4,725,687. The Marks are registered in CL 35 under Goods and Services. No assurance can be given that these marks will have any commercial value, or that they will offer any protection against potential competitors should they be commercialized.

Effect of Existing or Probable Governmental Regulations on the Business

Currently, our products consist of telemedicine services and we are developing and implementing a business strategy to sell products derived from cannabis plants or products containing THC. Accordingly, while the following discussion on governmental regulation is not directly applicable to the Company today, we may become subject to these regulations in the near future.

The United States federal government regulates drugs in large part through the Controlled Substances Act, or CSA. Marijuana, which is a form of cannabis, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the federal Drug Enforcement Agency, or DEA, considers marijuana to have a high potential for abuse with no currently accepted medical use in treatment in the United States (except as disclosed below for epilepsy and related syndromes) and a lack of accepted safety for use of the drug under medical supervision. According to the U.S. federal government, cannabis having a concentration of tetrahydrocannabinol, or THC, greater than 0.3% is marijuana. Cannabis with a THC content below 0.3% is classified as hemp. The scheduling of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical uses for marijuana by physicians, researchers, patients, and others. Moreover, as of November 30, 2020 and despite the clear conflict with U.S. federal law, 35 states and the District of Columbia have legalized marijuana for medical use, while 15 of those states and the District of Columbia have legalized the adult-use of cannabis for recreational purposes. In November 2020, voters in Arizona, Montana, New Jersey and South Dakota voted by referendum to legalize marijuana for adult use, and voters in Mississippi and South Dakota voted to legalized marijuana for medical use. As further evidence of the growing conflict between the U.S. federal treatment of cannabis and the societal acceptance of cannabis, the FDA on June 25, 2018 approved Epidiolex. Epidiolex is an oral solution with an active ingredient derived from the cannabis plant for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. This is the first FDA-approved drug that contains a purified substance derived from the cannabis plant. In this case, the substance is cannabidiol, or CBD, a chemical component of marijuana that does not contain the psychoactive properties of THC.

Marijuana is largely regulated at the state level in the United States. State laws regulating marijuana are in conflict with the CSA, which makes marijuana use and possession federally illegal. Although certain states and territories of the United States authorize medical or adult-use marijuana production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia is illegal. Although our activities currently do not involve any products that contain THC and we are compliant with the applicable state and local laws in states where we do business, should we enter into a new area that involves THC products, strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under United States federal law nor provide a defense to any federal criminal action that may be brought against us.

In 2013, as more and more states began to legalize medical and/or adult-use marijuana, the federal government attempted to provide clarity on the incongruity between federal law and these state-legal regulatory frameworks. Until 2018, the federal government provided guidance to federal agencies and banking institutions through a series of DOJ memoranda. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013, which we refer to as the Cole Memorandum.

The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states and quickly set a standard for marijuana-related businesses to comply with. The Cole Memorandum put forth eight prosecution priorities:

1.	Preventing the distribution of marijuana to minors;

2.	Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs and cartels;

3.	Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

4.	Preventing the state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

5.	Preventing violence and the use of firearms in the cultivation and distribution of marijuana;

6.	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;

7.	Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and

8.	Preventing marijuana possession or use on federal property.

On January 4, 2018, former United States Attorney General Sessions rescinded the Cole Memorandum by issuing a new memorandum to all United States Attorneys, which we refer to as the Sessions Memo. Rather than establishing national enforcement priorities particular to marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo simply rescinded the Cole Memorandum and instructed that “[i]n deciding which marijuana activities to prosecute... with the [DOJ’s] finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles.

Under President Biden, Merrick Garland serves as Attorney General in his administration. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy.

Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole memorandum, enforcement priorities are determined by respective United States Attorneys.

We are not aware of other specific governmental regulations that impact our business. We do, however, utilize Chinese vendors for manufacturing a significant portion of the products we sell. To the extent that tariffs are imposed on imported goods manufactured in China, our pricing structure and acceptance in the marketplace may be affected. We currently stock our products through distributors in foreign countries when appropriate and ship direct from our manufacturer to the foreign distributor when such can be done at a cost savings. We intend to continue to explore ways that we can hold our costs down on the products we sell in order to minimize price sensitivity concerns with our customers.

COVID-19

COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in the United States and Worldwide. In retrospect, the pandemic did have a negative impact on the contract manufacturing business start-up (primarily delay) and had a positive impact on our telehealth business through loosening of regulations allowing telehealth services and an increase in persons seeking telehealth services to avoid in person visits to doctors offices. The COVID-19 disruption did not materially impact the Company’s financial statements and may have had a positive on the telehealth market. It now appears that the impacts from COVID are lessening, and we anticipate that any positive impact on the telehealth sector may soften in the coming periods.

Environmental Laws

We are not aware of any environmental laws that would limit our ability to conduct our current sales and distribution activities in their present form or as we envision them in the near future. As we expand our operations to participate more directly in the cannabis and hemp industries as a distributor of cannabis and hemp products, we may become subject to environmental laws relating to water usage, recycling, waste disposal, and similar regulations that will vary depending on the location of our operations. We intend to address the impact of such environmental regulations when we have a specific use case to evaluate.

Number of Total Employees and Number of Full Time Employees

As of March 31, 2022, we have no employees in Cannabis Sativa, Inc. During the year ended December 31, 2021, the Company had independent contractor arrangements with five officers and directors, and eight outside service providers. PrestoCorp has six employees, including two officers of PrestoCorp. Our employees are not represented by unions, and we consider our relationship with our employees to be good. The Company also has relationships with several independent contractors who provide services to the Company on a regular and on-going basis.

Facilities

During all of 2021, CBDS operated out of virtual offices maintained by our officers, directors and contractors.

Our subsidiary PrestoDoctor leases an office in New York on a month-to-month basis for $2,444 per month.

Prior to April 2021, our subsidiary, GKMP, operated out of leased premises in Anaheim, California. We discontinued the operations of GKMP in April 2021, and sold our interest in the subsidiary.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted on the OTCQB Market operated by the OTC Markets Group Inc. of the Financial Industry Regulatory Authority, Inc. (“FINRA”) under the symbol “CBDS”.

Holders of Record

On April 12, 2022, there were 66 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

No Dividends

No dividends have ever been paid on our securities, and we have no current plans to pay dividends in the foreseeable future.

Equity Compensation Plan

During 2017, the Company adopted the Cannabis Sativa, Inc. 2017 Stock Plan which authorized the board of directors to issue up an aggregate of 3,000,000 shares of common stock to allow the Company to compensate employees and consultants from time to time by issuing them shares of Company common stock in return for services provided to the Company rather than paying for the services in cash thereby depleting the cash assets of the Company. As of April 1, 2021, the Company had issued 3,000,000 shares under the 2017 Stock Plan, leaving no shares available for future issuance under the 2017 Plan.

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021, and all shares under the 2020 Stock Plan were registered with the Securities & Exchange Commission on Form S-8 on January 29, 2021. Registration of the shares in the 2020 Stock Plan allows immediate sale of the shares by the recipient of such shares. As of April 4, 2022, the Company has issued 649,333 shares under the 2020 Plan and has 1,350,667 shares available for future issuance under the 2020 Plan.

Transfer Agent

Colonial Stock Transfer Co., Inc., 66 Exchange Place, Suite 100, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company issued 10,466 shares of restricted common stock for private investment of $5,000. The Company also issued 310,171 shares of preferred stock valued at $150,000 to one of our officers for compensation and 2,716,132 shares of common stock valued at $1,359,207 to various officers and consultants for compensation. Of the common shares issued during the year, 832,908 valued at $417,461 were issued to officers and directors of the Company.

During the year ended December 31, 2020, the Company issued 50,000 shares of restricted common stock for private investment of $25,000. The Company also issued 100,000 shares for acquisition of assets from GK Manufacturing and Packaging, Inc. The Company also issued 571,960 shares of preferred stock to one of our officers for stock payable and compensation and 4,575,298 shares of common stock to various officers and consultants for stock payable and compensation. Aggregate stock payable and compensation paid in stock for officers, directors and consultants totaled $2,697,278 for the year.

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

Results of Operations

Fiscal year ended December 31, 2021 compared with fiscal year ended December 31, 2020

The narrative comparison of the results of operations for the periods ended December 31, 2021 and 2020 are based on the following table.

	Years Ended
	A	B	A-B
	December 31, 2021	December 31, 2020	Change	Change %
REVENUE	$1,841,558	$1,940,731	$(99,173)	-5%
Cost of revenues	699,378	740,645	(41,267)	-6%
Cost of sales % of total sales	38%	38%	0%
Gross profit	1,142,180	1,200,086	(57,906)	-5%
Gross profit % of sales	62%	62%	0%
OPERATING EXPENSES
Professional fees	581,660	750,030	(168,370)	-22%
Depreciation and amortization	171,163	207,866	(36,703)	-18%
Wages and salaries	711,872	596,262	115,610	19%
Advertising	344,904	467,918	(123,014)	-26%
General and administrative	1,078,204	971,598	106,606	11%
Total operating expenses	2,887,803	2,993,674	(105,871)	-4%
NET LOSS FROM CONTINUING OPERATIONS	(1,745,623)	(1,793,588)	47,965	-3%

Revenue for the fiscal year ended December 31, 2021 decreased 5% compared to the period ended December 31, 2020. Cost of revenues as a percentage of sales was constant at 38% between the periods. The decrease in revenues in 2021 is primarily a result of the lessening impact COVID-19 as we progressed into 2021. In 2020, COVID-19 and the associated concerns with in-person visits to doctors’ offices caused a surge in the use of telemedicine in general and the Company benefitted from this with an increase in customers seeking medical marijuana cards through telemedicine. In 2021, as the public grew more accustomed to the pandemic, and as vaccinations and booster shots became widely available, the demand for remote visits with physicians for medical marijuana cards decreased. We expect that this softening in the demand for our service will continue in 2022. The softening of demand in 2021 was partially offset by expansion into new territories, focused advertising and marketing efforts, and a continuing focus on customer service and word of mouth referrals of our services.

Total operating expenses decreased 4% in 2021 compared with 2020 which was in line with the decrease in revenue in the current period. Decreases in professional fees, depreciation and amortization, and advertising were offset by increases in wages and salaries and general and administrative expenses. Professional fees decreased with continuing efforts at cost reduction. Depreciation and amortization decreased in part due to the discontinuation of GKMP and IBUD, as reflected below. Advertising costs were reduced by taking a more focused approach to our target markets. Wages and salaries increased with the addition of personnel in our telemedicine business relating to increased selling efforts as we expand to new markets. General and administrative expenses increased primarily due to the addition of a brand ambassador and costs associated with our continuing business development efforts.

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

	Year	Year
	Ended	Ended
DISCONTINUED OPERATIONS OF GKMP AND IBUD	December 31, 2021	December 31, 2020
REVENUE	$75,866	$94,552
Cost of revenues	91,316	152,837
Cost of sales % of total sales	120%	162%
Gross profit	(15,450)	(58,285)
Gross profit % of sales	-20%	-62%
OPERATING EXPENSES
Depreciation and amortization	5,526	8,898
Wages and salaries	106,224	213,765
Advertising	1,693	36,056
General and administrative	104,177	433,592
Total operating expenses	217,620	692,311
NET LOSS FROM OPERATIONS	(233,070)	(750,596)

DISCONTINUED OPERATIONS OF IBUD
REVENUE	$-	$-
OPERATING EXPENSES
Depreciation and amortization	1,135	1,004
Total operating expenses	1,135	1,004
NET LOSS FROM OPERATIONS	(1,135)	(1,004)
Aggregate net loss from discontinued operations	(234,205)	(751,600)
Gain on sale of discontinued operations	164,736	-
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(69,469)	(751,600)

GKMP and iBud generated losses from operations during the periods they were operated by the Company. The sale of our interests in GKMP and iBud will now allow management to devote more resources to PrestoCorp.

Liquidity and Capital Resources

Cash used by operating activities was $245,986 in 2021 compared $191,756 in 2020. In 2021, financing activities provided $95,243, consisting of proceeds from sales of restricted stock in the amount of $5,000 and from proceeds from related party advances and notes payable in the amount of $90,243. We ended 2021 with $194,060 in cash on hand.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $2,419,406 and $2,458,544, respectively, for the years ended December 31, 2021 and 2020 and had an accumulated deficit of $79,475,968 as of December 31, 2021. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

As of April 8, 2022, the Company had cash on hand of approximately $200,000. This amount does not provide sufficient liquidity to meet all of the immediate needs of our current operations. Cash represents cash deposits held at financial institutions. Cash is held at major financial institutions and insured by the Federal Deposit Insurance Corporation (FDIC) up to federal insurance limits.

Off Balance Sheet Arrangements

None

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not Applicable. The Company is a “smaller reporting company.”

Item 8. Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, December 31, 2021 and 2020

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets, December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity from January 1, 2020 through December 31, 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounts and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2021 and that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported in a timely manner. In making this determination, we reviewed the material weaknesses in internal control over financial reporting and concluded that the direct involvement of the CFO in all aspects of financial reporting addressed this concern.

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

We identified material weaknesses in our internal controls over period end cut-off for recording payables, and communications between accounting personnel and management concerning related party and inter-company transactions.

Based on our evaluation under the framework described above, our management concluded that, due to the material weakness, our internal control over financial reporting was not effective as of December 31, 2021 in accordance with Item 308(a)(3) of Regulation S-K.

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

Changes in Internal Controls

Other than the identification and assessment of the material weaknesses described above, there was no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Incumbency	Positions Held
Catherine Carroll	81	2014	Treasurer, Director
Brad E. Herr	67	2020	CFO, Director
Trevor Reed	58	2016	Director
Robert N. Tankson III	35	2020	Director
David Tobias	71	2014	CEO, Secretary and Director

Certain biographical information with respect to our executive officers and directors.

David Tobias. Mr. Tobias has served as President of Wild Earth Naturals, Inc. since May, 2013. He also served as the President of Hemp, Inc. from August 2011 to January 9, 2014. Prior to that, from October 2009 until May 2011, Mr. Tobias held the position of Vice President at Medical Marijuana Inc. where he was instrumental in bringing forward and culminating the merger between CannaBank and Medical Marijuana, Inc. He was earlier Sales Manager for Tulsa custom builder Xcite Homes, from October 2008 to August 2009. Among other qualifications, Mr. Tobias brings to the Board executive leadership experience, including his service as a president of a public company, along with extensive entrepreneurial experience. Mr. Tobias also has a keen sense of the social, political, and economic environment in which the company operates. On January 1, 2019, Mr. Tobias was appointed CEO as a result of the resignation of the former CEO.

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

Brad has served in a number of increasingly responsible management positions over his career. Brad was Director of Finance, Vice-President of Business Development and later President of AC Data Systems, Inc., in Post Falls, Idaho. AC Data is a privately held manufacturing business engaged in the design, manufacture and sale of surge suppression products marketed primarily to the telecommunications industry. In 2006, Brad left AC Data to join Command Center, Inc., a publicly traded temporary labor business as Chief Financial Officer. Command Center operated 80 offices in 20 states with annual revenues of nearly $100 million. In 2009, Brad joined Echelon LLC as Chief Financial Officer and was promoted to President of Echelon in May of 2010. Echelon was a tribal entity operated under the auspices of the Coeur d’Alene Tribe in Northern Idaho. Echelon manufactured fuel tanks for the US Government and designed and manufactured a line of portable and expandable shipping containers to serve as military facilities including laboratories, field hospitals, and data centers. In 2010, Brad joined Spur Industries, a metals manufacturing firm with a proprietary bonding system for dissimilar metals. In 2012, Brad resigned from Spur to form a small private equity firm and provide consulting services to clients. The consulting services led to the positions as fractional CFO for MJ Harvest, Inc. and the Company and those positions are continuing.

Brad brings a diverse business development, accounting and legal background to his current positions.

Robert Tankson. Mr. Tankson worked for Google from 2011 through 2012. After leaving Google in 2012, to pursue his passion for business finance and technology, Rob saw an opportunity in the cannabis space to develop a telemedicine platform. This led to the cofounding of PrestoCorp. The PrestoCorp platform, known as PrestoDoctor, is an online medical cannabis evaluation service that connects patients with cannabis friendly doctors in California, Nevada, New York, Oklahoma and Missouri, with more states in the pipeline. As an executive of PrestoCorp, Rob directed the search for a business partner and ultimately the acquisition of 51% of PrestoCorp by Cannabis Sativa, Inc., in August 2017. Rob continues as an executive of PrestoCorp and is now helping to direct the rapid expansion of the PrestoDoctor platform in the rapidly changing world during and after the Covid-19 pandemic.

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

Our board of directors designated an audit committee to be comprised of two independent directors. At this time, the Company only has one independent director. The board also does not have an independent "financial expert" to serve on the audit committee. As a result, the Company is not able to designate an audit committee and the function of the audit committee is currently being performed by the entire Board.

The board of directors has designated a compensation committee comprised of two independent directors. At this time, the Company only has one independent director. As a result, the Company is not able to designate a compensation committee and the function of the compensation committee is currently being performed by the entire Board.

The Company's Board of Directors also performs the functions that would customarily be performed by a nominating committee. The Board of Directors does not believe a separate nominating committee is required at this time due to the limited resources of the Company. The Board of Directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

Director Meetings

In 2021, the Company’s Board of Directors meetings were held as needed via remote conference call. As a matter of convenience, many of the actions requiring Board approval are conducted telephonically and then documented as consent minutes. All minutes approved by consent require signatures from all directors. Most Board meetings are attended by all of the Directors, and absences, if any, are noted in the minutes. In 2022, meetings will be held at least once quarterly and more often if needed. Actions may also be taken in 2022 without formal meeting by consent signed by each of the directors.

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct Policy that applies to our executive officers, including our principal executive, financial and accounting officers.

During the past ten years none of our directors, executive officers, promoters, or control persons was:

1.

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

Item 11. Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and principal financial officer in all capacities for the fiscal years ended December 31, 2021 and 2020. No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000 other than Mr. Tobias, Ms. Carroll, and Mr. Herr as set forth in the table.

Summary Compensation Table

Name and Position	Year	Salary ($)	Stock Awards	Total ($)
	2020	$--	$175,964	$175,964
David Tobias, President, Sec., Director	2021	$--	$150,000	$150,000
	2020	$--	$250,201	$250,201
Brad E. Herr, CFO, Director	2021	$--	$250,000	$250,000
	2020	$--	$175,964	$175,964
Catherine Carroll, Treasurer, Director (1)	2021	$--	$112,500	$112,500

1.	Catherine Carroll serves as Treasurer and Director of the Company and also keep the books of the Company.

We do not have any retirement, pension or profit-sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

Our directors are issued shares of common stock quarterly for their service on the board of directors. In January 2020, the compensation for directors was $5,000 of shares quarterly. The 2020 Directors compensation level has been continued for 2021. On January 2022, the compensation of Directors was changed to $2,500 of shares quarterly.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 4, 2022, the number of shares of our common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of our issued and outstanding shares of common stock, and by each of our officers and directors, and by all officers and directors as a group. On such date, there were 30,746,865 shares of our common stock issued and outstanding. As of such date, we had 777,654 shares of preferred stock issued and outstanding that are convertible into shares of common stock on a share for share basis. For purposes of the ownership table, the Preferred Shares are considered equivalent to the Common Shares and are included on an “as if” converted basis. Total shares outstanding at April 1, 2022 on an “as if” converted basis would be 31,524,519.

Unless indicated otherwise, the address for any shareholder is the same as the address of the Registrant.

SHARE OWNERSHIP

Name and Address of Beneficial Owner	Amount of Direct Ownership		Amount of Indirect Ownership		Total Beneficial
Principal Stockholders	Common	Preferred	Common	Preferred	Ownership	Percentage
Sadia Barrameda (1)	661,046	-	2,194,402	151,884	3,007,332	9.5%
New Compendium Corp. (2)	2,194,402	151,884	661,046	-	3,007,332	9.5%
David Tobias	3,075,529	489,431	-	-	3,564,960	11.3%

Officers and Directors
David Tobias (3)	3,075,529	489,431	-	-	3,564,960	11.3%
Catherine Carroll (4)	705,299	-	136,068	-	841,367	2.7%
Brad E. Herr (5)	-	-	401,292	-	401,292	1.3%
Trevor Reed	186,884	-	-	-	186,884	0.6%
Robert Tankson	49,305	-	-	-	49,305	0.2%
All Officers and Directors as a Group	4,017,017	489,431	537,360	-	5,043,808	16.0%

(1)

Ms. Barrameda is deemed to be the beneficial owner of the 2,194,402 Common Shares and 151,884 Preferred shares owned by New Compendium Corporation as a result of her status as an officer, director and significant shareholder of New Compendium. Ms. Barrameda’s address is P.O. Box 1363, Discovery Bay, CA 94505.

(2)

New Compendium Corp. is deemed the beneficial owner of 661,046 Common Shares owned by Sadia Barrameda. Ms. Barrameda is an affiliate of New Compendium Corp. New Compendium’s address is P.O. Box 1363, Discovery Bay, CA 94505.

(3)	Mr. Tobias’ address is 450 Hillside Drive, #A224, Mesquite, NV 89027.

(4)

Ms. Carroll is deemed to be the beneficial owner of 136,068 Common Shares owned by Carroll’s Consulting LLC, and company wholly owned by Ms. Carroll. Ms. Carroll’s address is 450 Hillside Drive, #A224, Mesquite, NV 89027.

(5)	Brad E. Herr is deemed to be the beneficial owner of 401,292 Common Shares owned by Nexit, Inc., a corporation solely owned by Mr. Herr. Mr. Herr’s address is PO Box 30417, Spokane, WA 99223

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2021 the Company received short-term advances and proceeds from notes payable from related parties and officers of the Company, including David Tobias and Cathy Carroll, to cover operating expenses.

The notes payable bear interest at rates between 5% and 8% per annum. Total notes payable amount to $1,218,038 and the Company recorded interest expense related to these balances in the amount of $66,872 during 2021. Aggregate accrued interest on the notes payable at December 31, 2021 is $204,613. The notes are due December 31, 2022.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company. If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees that were billed or expected to be billed for the fiscal years ended December 31, 2021, and 2020, for professional services rendered by Assure CPA LLC.

	2021	2020
Audit Fees	$80,309	$77,750
Audit-Related Fees	7,062	2,750
Tax Fees	-	-
Other Fees	-	-
Total	$87,371	$80,500

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

Cannabis Sativa, Inc.
(Registrant)

Dated: April 14, 2022	By:	/s/ David Tobias
David Tobias
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Tobias
Dated: April 14, 2022	David Tobias
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Brad E. Herr
Dated: April 14, 2022	Brad E. Herr
Chief Financial Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ Catherine Carroll
Dated: April 14, 2022	Catherine Carroll
Director

/s/ Trevor Reed
Dated: April 14, 2022	Trevor Reed
Director

/s/ Robert N. Tankson III
Dated: April 14, 2022	Robert N. Tankson III
Director

CANNABIS SATIVA, INC.

Contents

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of Cannabis Sativa, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cannabis Sativa, Inc. the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Assure CPA, LLC.

Spokane, Washington

PCAOB ID: 444

April 14, 2022

We have served as the Company's independent auditor since 2019.

CANNABIS SATIVA, INC. CONSOLIDATED BALANCE SHEETS

December 31,	2021	2020
ASSETS
Current Assets
Cash	$194,060	$322,107
Inventories	—	56,485
Investment in equity securities, at fair value	208,540	195,000
Other current assets	—	57,694
Total Current Assets	402,600	631,286

Other Assets

Property and equipment, net	1,974	199,120
Intangible assets, net	320,806	489,946
Deposits and other assets	—	9,250
Right to use asset	—	47,312
Goodwill	1,837,202	1,837,202

Total Assets	$2,562,582	$3,214,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$95,031	$179,200
Accrued interest - related parties	204,613	144,024
Advances from related parties	—	18,800
Notes payable to related parties	1,218,038	1,161,020
Customer deposits	—	25,545
Operating lease liability - current	—	31,891
Total Current Liabilities	1,517,682	1,560,480

Long-Term Liabilities
Operating lease liability - long term	—	15,421

Total Liabilities	1,517,682	1,575,901

Commitments and contingencies (Notes 6 and 8)

Stockholders' Equity (Deficit):
Preferred stock $0.001 par value; 5,000,000 shares authorized; 777,654 and 1,090,128 issued and outstanding, respectively	778	1,090
Common stock $0.001 par value; 45,000,000 shares authorized; 30,746,865 and 27,453,178 shares issued and outstanding, respectively	30,748	27,455
Additional paid-in capital	79,151,240	77,660,014
Accumulated deficit	(79,475,968)	(77,028,339)

Total Cannabis Sativa, Inc. Stockholders' Equity (Deficit)	(293,202)	660,220

Non-Controlling Interests	1,338,102	977,995

Total Stockholders' Equity	1,044,900	1,638,215

Total Liabilities and Stockholders' Equity	$2,562,582	$3,214,116

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2021	2020

Revenues	$1,841,558	$1,940,731

Cost of Revenues	699,378	740,645

Gross Profit	1,142,180	1,200,086

Operating Expenses
Professional fees	581,660	750,030
Depreciation and amortization	171,163	207,866
Wages and salaries	711,872	596,262
Advertising	344,904	467,918
General and administrative	1,078,204	971,598

Total Operating Expenses	2,887,803	2,993,674

Loss from Operations	(1,745,623)	(1,793,588)

Other Income (Expenses)
Gain (loss) on investment in equity securities	(542,442)	147,000
Gain on forgiveness of CAREs Act Loan	5,000	—
Interest expense - related parties	(66,872)	(60,356)

Total Other Income (Expenses), Net	(604,314)	86,644

Net Loss Before Income Taxes	(2,349,937)	(1,706,944)

Income Taxes	—	—

Net Loss from Continuing Operations	(2,349,937)	(1,706,944)

Net Income (Loss) from Discontinued Operations
Operating loss on discontinued operations	(234,205)	(751,600)
Gain on sale of subsidiaries	164,736	—

Net Income (Loss) from Discontinued Operations	(69,469)	(751,600)

Net Loss	(2,419,406)	(2,458,544)

Loss attributable to non-controlling interest - GK Manufacturing	(114,467)	(367,792)
Loss attributable to non-controlling interest - iBudTender	(1,614)	(3,878)
Income attributable to non-controlling interest - PrestoCorp	144,304	86,318

Net Loss Attributable To Cannabis Sativa, Inc.	$(2,447,629)	$(2,173,192)

Net Loss per Common Share: Basic and diluted
From continuing operations	$(0.08)	(0.06)
From discontinued operations	(0.00)	(0.03)
Total	$(0.08)	$(0.09)

Weighted Average Common Shares Outstanding:
Basic & Diluted	29,283,393	25,408,676

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

					Additional		Non-controlling	Non-controlling	Non-controlling
	Preferred Stock		Common Stock		Paid-In	Accumulated	Interest -	Interest -	Interest - GK
	Shares	Amount	Shares	Amount	Capital	Deficit	Prestocorp	iBudTender	Manufacturing	Total

Balance - January 1, 2020	1,021,849	$1,021	22,224,199	$22,226	$74,834,032	$(74,855,147)	$1,107,480	$51,142	$—	$1,160,754
Conversion of Preferred to Common	(503,681)	(504)	503,681	504	—	—	—	—	—	—
Acquisition of GK Manufacturing	—	—	100,000	100	108,900	—	—	—	104,725	213,725
Cash proceeds from sale of stock and warrants	—	—	50,000	50	24,950	—	—	—	—	25,000
Shares issued for services	348,746	350	3,612,060	3,612	2,052,633	—	—	—	—	2,056,595
Shares issued for stock payable	223,214	223	963,238	963	639,499	—	—	—	—	640,685
Net income (loss) for the year	—	—	—	—	—	(2,173,192)	86,318	(3,878)	(367,792)	(2,458,544)

Balance - December 31, 2020	1,090,128	$1,090	27,453,178	$27,455	$77,660,014	$(77,028,339)	$1,193,798	$47,264	$(263,067)	$1,638,215

Balance - January 1, 2021	1,090,128	$1,090	27,453,178	$27,455	$77,660,014	$(77,028,339)	$1,193,798	$47,264	$(263,067)	$1,638,215
Conversion of Preferred to Common	(622,645)	(622)	622,645	622	—	—	—	—	—	—
Cash proceeds from sale of stock	—	—	10,466	11	4,989	—	—	—	—	5,000
Shares issued for services	310,171	310	2,716,132	2,716	1,506,181	—	—	—	—	1,509,207
Cancellation of shares issued for services	—	—	(55,556)	(56)	(19,944)	—	—	—	—	(20,000)
Sale of non-controlling interests	—	—	—	—	—	—	—	(45,650)	377,534	331,884
Net income (loss) for the year	—	—	—	—	—	(2,447,629)	144,304	(1,614)	(114,467)	(2,419,406)
Balance - December 31, 2021	777,654	$778	30,746,865	$30,748	$79,151,240	$(79,475,968)	$1,338,102	$—	$—	$1,044,900

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,419,406)	$(2,458,544)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
(Gain) loss on investment in equity securities	542,442	(147,000)
Gain on sale of subsidiaries	(164,736)	—
Depreciation and amortization	188,114	235,624
Gain on forgiveness of CARES Act Loan	(5,000)	—
Shares issued for services	1,489,207	2,056,595
Note payable issued for services	25,000	—
Changes in Assets and Liabilities:
Inventories	27,499	(8,498)
Other current assets	(11,380)	(49,144)
Deposits and other assets	—	(8,000)
Accounts payable and accrued expenses	20,344	105,621
Accrued interest - related parties	60,589	56,045
Customer deposits	1,341	25,545
Net Cash Used in Operating Activities	(245,986)	(191,756)

Cash Flows from Investing Activities:
Cash transferred on sale of subsidiaries	(21,321)	—
Proceeds from sale of equity securities	44,017	—
Purchase of property and equipment	—	(58,544)
Advance to GK settled with asset acquisition	—	50,000
Net Cash Provided by (Used in) Investing Activities	22,696	(8,544)

Cash Flows from Financing Activities:
Proceeds from sale of common stock and warrants	5,000	25,000
Proceeds from advances from related parties, net	48,083	18,800
Proceeds from related parties notes payable	42,160	142,500
Net Cash Provided by Financing Activities	95,243	186,300

NET CHANGE IN CASH	(128,047)	(14,000)

CASH AT BEGINNING OF YEAR	322,107	336,107

CASH AT END OF YEAR	$194,060	$322,107

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities:
Net asset acquisition acquired with shares of common stock	$—	$213,725
Common stock issued from stock payable	$—	$640,685
Operating lease liability from acquiring right to use asset	$—	$61,367
Advances from related parties exchanged for notes payable related parties	$—	$1,008,378
Investment in equity securities received in exchange for sale of controlling interest in subsidiaries controlling interest in subsidiaries	$600,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

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

PrestoCorp is a 51% owned subsidiary and until April 22, 2021, GKMP and iBud were 51% and 50.1% owned subsidiaries. Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. At December 31, 2021, PrestoCorp is the sole operating subsidiary. Until sale of the Company’s interest in April 2021, GKMP and iBud tender were operating subsidiaries although iBud was not generating any revenue.

Our primary operations for the years ended December 31, 2021 and 2020 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

Principles of Consolidation:

The consolidated financial statements include the accounts of Cannabis Sativa, Inc. (the “Company” or “CBDS”), and its wholly-owned subsidiaries and PrestoCorp, a 51% owned subsidiary. On April 22, 2021, we sold our interests in two companies in which the Company had majority control, iBud and GKMP. These consolidated financial statements include operations of iBud and GKMP through April 22, 2021. All significant inter-company balances have been eliminated in consolidation.

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

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Going Concern:

The Company has an accumulated deficit of $79,475,968 and negative working capital of $1,115,082 at December 31, 2021, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions by management affect the carrying value of long-lived assets (including goodwill and intangible assets), the provision for income taxes and related deferred tax accounts, certain accrued liabilities, contingencies, and the value attributed to stock-based awards.

Inventories:

As of December 31, 2021 and 2020, the Company had $-0- and $56,485, respectively, in inventory relating to GKMP which consisted of the raw materials and packaging used to manufacture cannabidiol (“CBD”) infused products for our customers.

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

Fair Value of Financial Instruments:

The carrying amounts of cash and cash equivalents and balances due to related parties approximate fair value given their short-term nature. The carrying value of investments in equity securities equal fair value.

Cash:

Cash is held at major financial institutions and insured by the Federal Deposit Insurance Corporation (FDIC) up to federal insurance limits. The Company considers all highly liquid investments purchased with an original maturity of three months or less when acquired to be cash equivalents.

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the years ended December 31, 2021 and 2020, the Company had 175,000 and 175,000 outstanding warrants, respectively, and 777,654 and 1,090,128 shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Investments:

Equity securities of investments in which the Company owns less than 20% and/or has no significant influence are generally measured at fair value with changes in fair value recognized in earnings. Upon sale of an equity security, the realized gain or loss is recognized in earnings.

Investments in companies in which the Company owns more than 20% and has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company will consider its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee are included in earnings.  The Company may elect to account for certain equity method investments at fair value whereby the carrying value of the investment is adjusted to fair value at the end of each period and the related change in fair value is recognized in earning.  For these investments, the Company’s share of the net earnings or losses of the investee are not included in earnings.

Companies in which the Company holds investments amounting to more than 50% of the voting interests, but less than 100%, and in which the Company has significant influence, are consolidated and other investor interests are presented as non-controlling.

Revenue Recognition:

In the years ending December 31, 2021 and 2020, the Company operated two divisions, the telehealth business operated through PrestoCorp and the contract manufacturing business operated through GKMP. The contract manufacturing business was sold on April 22, 2021, and the Company now operates only the telehealth division.

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

The contract manufacturing division recognized revenue from manufacturing operations when the products are shipped to the customer. In some instances, customers provided inventory for the manufacturing process and GKMP provided labor, supplies and manufacturing operations to mix and package the products. Revenues were recognized when the manufacturing and packaging process were completed, and the goods were shipped to the customer. In other instances, the Company acquired inventory and manufactured products for customers and/or to be held in inventory for later sale to customers through the GKMP on-site dispensary, through the GKMP online store, or to independent distributors. In these instances, revenue was recognized when the product was shipped to the customer or distributor. Shipment terms were FOB origination. The Company sold its interest in GKMP during 2021 and no longer recognizes revenue from the contract manufacturing division.

Provision for sales incentives, discounts and returns and allowances, if applicable, are accounted for as reductions of revenue in the period the related sales are recorded. The Company had no warranty costs associated with the sales of its products.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

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

Stock-Based Compensation:

Stock-based payments to employees and non-employees are recognized at their fair values. Compensation expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Transactions in which goods or services are received for the issuance of shares of the Company’s preferred or common stock are accounted for based on the fair value of the common stock issued. The Company currently recognizes compensation costs immediately as our awards are 100% vested at the time of issuance. Forfeitures are recognized upon occurrence.

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

Uncertain tax positions are evaluated in a two-step process, whereby (i) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the related tax authority would be recognized.

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

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

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

Recent Accounting Pronouncement:

Accounting Standards Updates Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. Adoption of this update on January 1, 2021 had no impact on the Company’s consolidated financial statements.

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

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

2. Property and Equipment

Property and equipment consisted of the following at December 31, 2021 and 2020:

	2021	2020
Furniture and Equipment	$15,052	$225,629
Leasehold Improvements	2,500	17,315
Total Property and Equipment	17,552	242,944
Less: Accumulated Depreciation	(15,578)	(43,824)
Net Property and Equipment	$1,974	$199,120

Depreciation expense for the years ended December 31, 2021 and 2020 was $18,972 and $30,352, respectively.

3. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at December 31, 2021 and 2020:

	2021	2020
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,214,604)	(1,045,464)
Net Intangible Assets	$320,806	$489,946

Amortization expense for the years ended December 31, 2021 and 2020 was $169,140, and $205,272, respectively.

Amortization of intangibles through 2026 is:

2022	$161,865
2023	151,686
2024	3,051
2025	932
2026	932

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,173,000 as of December 31, 2021 and 2020. The balance of goodwill at December 31, 2021 and 2020 was $1,837,202.

There were no additions, deletions, and impairments recognized in the years ended December 31, 2021 and 2020. The Company considered the impact of COVID-19 on intangible assets at December 31, 2021 and 2020 and concluded that impairment analysis is not necessary.

4. Sale of Majority Owned Subsidiaries and Discontinued Operations

On April 22, 2021, the Company sold its majority interests in GKMP (51%) and iBud (50.1%) to THC Farmaceuticals, Inc. (“CBDG”). In consideration of the transaction, the Company received 1,500,000 shares of CBDG common stock and 1,500,000 shares of CBDG preferred stock. The Company’s Chief Executive Officer and Chairman of the Board, David Tobias is a Director of CBDG. Shares of CBDG common stock are traded on the OTC Pink Sheets Market.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

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

The Company recognized a gain on sale of subsidiaries of $164,736 which represented the value of the consideration received consisting of the value of CBDG’s shares plus the carrying value of the subsidiaries’ non-controlling interest reduced by the net asset of each subsidiary:

Consideration received:
Common stock of CBDG, fair value	$300,000
Preferred stock of CBDG, fair value	300,000
Total consideration	600,000

Non-controlling interests	(331,884)

Net assets of subsidiaries on date of disposition:
GKMP	112,350
iBud	(8,970)
Net assets	103,380
Gain on sale of subsidiaries	$164,736

As a result of the sale, the Company has discontinued its operations for both subsidiaries. Summaries of the discontinued operations of GKMP and iBud for the period January 1, 2021 to April 22, 2021 (date of disposition) and the year ended December 31, 2020 are provided below.

	Period	Year
	Ended	Ended
DISCONTINUED OPERATIONS OF GKMP	January 1 to April 22, 2021	December 31, 2020
REVENUE	$75,866	$94,552
Cost of revenues	91,316	152,837
Gross profit	(15,450)	(58,285)
OPERATING EXPENSES
Depreciation and amortization	5,526	8,898
Wages and salaries	106,224	213,765
Advertising	1,693	36,056
General and administrative	104,177	433,592
Total operating expenses	217,620	692,311
NET LOSS FROM OPERATIONS	(233,070)	(750,596)

DISCONTINUED OPERATIONS OF IBUD
REVENUE	$-	$-
OPERATING EXPENSES
Depreciation and amortization	1,135	1,004
Total operating expenses	1,135	1,004
NET LOSS FROM OPERATIONS	(1,135)	(1,004)
Aggregate net loss from discontinued operations	(234,205)	(751,600)
Gain on sale of discontinued operations	164,736	-
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(69,469)	(751,600)

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

GKMP and iBud generated losses from operations during the periods they were operated by the Company. The sale of our interests in GKMP and iBud will now allow management to devote more resources to PrestoCorp.

5. Related Party Transactions

In addition to items disclosed in Notes 4 and 7, the Company had additional related party transactions during 2021 and 2020.

The Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

In 2020, the Company converted all of the outstanding advances into one-year notes due on December 31, 2020 bearing interest at 5%. New borrowings on notes payable in the year ended December 31, 2020 were $142,500. In April 2021, the notes were extended to December 31, 2021. The Company is currently in discussions with the note holders to covert these notes into long-term obligations, but the terms have not been finalized.

During the year ended December 31, 2021, David Tobias loaned $42,160 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2021. In the year ended December 31, 2021, the Company and Cathy Carroll, director, entered into a note payable for $25,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2021. The notes payable to Mr. Tobias and Ms. Carroll were extended and are now due December 31, 2022.

During the years ended December 31, 2021 and 2020, the Company recorded interest expense related to these notes payable at the rates between 5% and 8% per annum in the amounts of $66,872 and $60,356, respectively.

In 2021, the Company received short-term advances from the principals of GKMP in the amounts of $48,083 bringing the balance due to $67,058. These advances are not interest bearing. The advances were assumed by the acquirer of GKMP and are no longer an obligation of the Company. See Note 4.

At December 31, 2020, the Company had a note payable to the founder of iBud of $10,142. This note was assumed by the acquirer of IBud and is no longer an obligation of the Company. See Note 4.

The following tables reflect the related party advance and note payable balances.

	Notes payable to related parties	Accrued interest -related parties
	December 31, 2021
David Tobias, CEO & Director	$986,538	$169,057
New Compendium, greater than 10% Shareholder	152,500	27,688
Cathy Carroll, Director	75,000	7,068
Other Affiliates	4,000	800
Totals	$1,218,038	$204,613

	Advances from related parties	Notes payable to related parties	Accrued interest -related parties
	December 31, 2020
David Tobias, CEO & Director	$—	$944,378	$120,293
New Compendium, Affiliate	—	152,500	20,063
Keith Hyatt, Affiliate (GKMP)	13,100	—	—
Jason Washington, Affiliate (GKMP)	5,700	—	—
Chris Cope, Affiliate (iBudtender)	—	10,142	—
Cathy Carroll, Director	—	50,000	3,068
Other Affiliates	—	4,000	600
Totals	$18,800	$1,161,020	$144,024

In the years ended December 31, 2021 and 2020, the Company incurred approximately $111,100 and $162,300, respectively, for consulting services from a nephew of the Company’s president. These services were paid in shares of the Company’s common stock. These amounts are included in the statements of operations in general and administrative expenses.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

6. Investments

At December 31, 2021 and 2020, the Company owns 8,238,769 shares and 10,000,000 shares, respectively, of common stock of Medical Cannabis Payment Solutions (ticker: REFG). At December 31, 2021 and 2020, the fair value of the investment in REFG is $25,540 and $195,000, respectively. The Company recognized a gain (loss) on  the change in fair value of ($134,235) and $147,000 during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company sold 1,761,231 shares for proceeds of $44,017 and realized a gain of $8,793. No shares of REFG were sold in 2020.

In 2021, the Company received 1,500,000 shares of common stock and 1,500,000 shares of preferred stock of THC Pharmaceuticals Inc. (ticker: CBDG). The CBDG shares were received as consideration for the sale of the Company’s majority interest in iBud and GKMP in the year ended December 31, 2021. On the date of sale, the shares were valued at fair value which was $0.20 per share or $600,000 in the aggregate. See Note 4. The Company’s Chief Executive Officer and Chairman of the Board, David Tobias is a Director of CBDG.

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG.  The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable.   The fair value of the Company’s investment at December 31, 2021 was $183,000 resulting in a loss of $417,000 for the change in fair value during the year ended December 31, 2021.

7. Stockholders’ Equity

Securities Issuances

During the years ended December 31, 2021 and 2020, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated, as follows:

Share Issuances
Services	Common	Preferred	Value
Related Party issuances
David Tobias, Officer, Director	-	310,171	$150,000
Brad Herr, Officer, Director	516,949	-	250,000
Robert Tankson, Director	61,236	-	29,961
Cathy Carroll, Director	203,027	-	112,500
Trevor Reed, Director	51,696	-	25,000
Total related party issuances	832,908	310,171	$567,461
Non-related party issuances	1,883,224	-	$941,746
Total shares for services	2,716,132	310,171	$1,509,207
Issuance for cash	10,466		5,000
Preferred stock converted to common	622,645	(622,645)	-
Shares cancelled	(55,556)	-	$(20,000)
Aggregate totals	3,293,687	(312,474)	$1,494,207

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

During the year ended December 31, 2021, the Company cancelled shares that had been returned after it was determined the shares have been erroneously issued to a vendor in 2020.

Share Issuances
Shares issued for stock payable	Common	Preferred	Value
Related party issuance	521,411	223,214	$431,201
Non-related party issuance	441,827	-	209,484
Total shares for stock payable	963,238	223,214	$640,685
Conversion of preferred stock	503,681	(503,681)	$-

Services
Related party issuances
David Tobias, Officer, Director	-	348,746	$175,964
Brad Herr, Officer, Director	498,878	-	250,201
Robert Tankson, Director	127,570	-	62,661
Cathy Carroll, Director	348,746	-	175,964
Trevor Reed, Director	58,125	-	29,328
Keith Hyatt, President GKMP	278,237	-	140,237
Kyle Powers, CEO PrestoCorp	92,593	-	44,444
Total related party issuances	1,404,149	348,746	878,799
Non-related Party issuances	2,207,911	-	1,177,794
Total shares for services	3,612,060	348,746	$2,056,593
Issuance for Cash	50,000	-	$25,000
Issuance for acquisitions	100,000	-	$109,000
Aggregate totals	5,228,979	68,279	$2,831,278

During the years ended December 31, 2021 and 2020, David Tobias, Chief Executive Officer and Director, converted 622,645 and 503,681 shares of preferred stock into an equal number of common stock in accordance with the terms of the preferred stock, respectively.

In the year ended December 31, 2020, the Company acquired a 51% interest in GKMP. The consideration for the acquisition was 100,000 shares of common stock valued at $109,000 on the date of the acquisition. The Company subsequently divested its interest in GKMP. See Note 4.

Stock Compensation Plans

2017 Stock Plan

On July 28, 2017, the Company adopted the Cannabis Sativa 2017 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. The Company authorized up to 3,000,000 shares of common stock to be issued pursuant to the 2017 Stock Plan. At December 31, 2021, no shares were available for further issuance under this plan.

2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021. At December 31, 2021, 1,350,667 shares were available for future issuance.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

Warrants

During the year ended December 31, 2020, 50,000 warrants were issued by the Company and 49,900 warrants expired. No warrants were issued or exercised in 2021 and no warrants were exercised during either year. At December 31, 2021, warrants expire as follows:

Shares	Exercise Price	Expiration Date
125,000	$0.80	November 2022
50,000	$2.00	July and August 2023
175,000

8. Commitments and Contingencies

Leases.

PrestoCorp leases office space through WeWork in New York for $2,444 per month on a month-to-month arrangement. Rent expense for the years ended December 31, 2021 and 2020 was $36,922 and $38,458, respectively.

GKMP leased a facility in Anaheim California where its operations are based. The Anaheim lease included approximately 16,000 square feet of combined office, manufacturing, and warehouse space. Rent expense for the years ended December 31, 2021 and 2020 was $77,119 and $139,398, respectively. GKMP also leased a commercial printer and a bottle filling line, both of which are used in its manufacturing and packaging operations. For the years ended December 31, 2021 and 2020, the Company recognized $7,555 and $22,527, respectively, in lease expense on these two items. Lease expense is reported as cost of goods sold in the consolidated statements of operations. On April 22, 2021, the Company sold its majority interest in GKMP and these lease obligations were assumed by the acquirer of GKMP and are no longer an obligation of the Company. See Note 4.

Litigation. In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of December 31, 2021, no claims are outstanding.

Shares in Escrow. At December 31, 2021 and 2020, the Company has -0- and 419,475, respectively, shares of common stock in escrow as part of the acquisition of PrestoCorp. These shares were issuable in certain circumstances to the principals of PrestoCorp based on performance of the PrestoCorp business. The escrow account originally contained 629,213 shares of common stock but 209,738 shares were cancelled in 2018 when the performance requirements related to those shares were not met. Another 209,738 shares were released to the principals in January 2021 upon satisfaction of performance requirements for which compensation expense of $111,161 was recognized during the year ended December 31, 2021.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

9. Income Taxes

The Company did not recognize a tax provision or benefit for the years ended December 31, 2021 and 2020 due to ongoing net losses and a valuation allowance. At December 31, 2021 and 2020, the Company had net deferred tax assets which will not be realized and are fully reserved by valuation allowances.

At December 31, 2021 and 2020, the Company had net deferred tax assets principally arising from net operating loss carryforward for income tax purposes and differences in the carrying values of goodwill and intangibles between the Company’s financial statements and its income tax returns. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at December 31, 2021 and 2020.

The components of the Company’s net deferred tax assets at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax asset:
Net operating loss carryforwards	$3,812,000	$3,424,000
Intangibles and goodwill	1,034,000	998,000
Investments	82,000	5,000
Other	45,000	28,000
Total deferred tax assets	4,973,000	4,455,000
Valuation allowance	(4,973,000)	(4,455,000)
Net deferred tax assets	$-	$-

At December 31, 2021 the Company had net operating loss carry forwards of approximately $18,200,000 for federal and state purposes, $10,000,000 of which expire between 2022 through 2039. The remaining balance of $8,200,000 will never expire but utilization is limited to 80% of taxable income in any future year.

The reconciliation of the federal income tax rate and the Company’s tax provision (benefit) at December 31, 2021 is as follows:

	2021	2020
Net loss	$(2,675,852)	$(4,006,713)
Less non-controlling interest net loss	228,223	70,327
Net loss attributable to CBDS	$(2,447,629)	$(3,936,386)

Provision (benefit) computed using the statutory rate:	$(514,000)	$(827,000)
Permanent differences	-	92,000
Change in estimate	(4,000)	-
Change in valuation allowance	518,000	735,000
Total income tax provision (benefit)	$-	$-

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2021 and 2020

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized. The Company is subject to possible tax examinations for the fiscal years 2018 through 2021. Prior year tax attributes could be adjusted by taxing authorities. If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

10. COVID-19:

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

