Form 10-Q
period 2022-03-31
Cannabis Sativa, Inc.
filed 2022-05-23
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022
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

(702) 762-3123

(Registrant’s telephone number, including area code)

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

The number of shares of the issuer’s Common Stock outstanding as of May 13, 2022, is 32,053,109.

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

Results of Operations

Three Months Ended March 31, 2022 compared with the Three Months Ended March 31, 2021

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

	Three Months Ended
	A	B	A-B
	March 31, 2022	March 31, 2021	Change	Change %
REVENUE	$423,701	$482,350	$(58,649)	-12%
Cost of revenues	158,689	183,503	(24,814)	-14%
Cost of sales % of total sales	37%	38%	-1%
Gross profit	265,012	298,847	(33,835)	-11%
Gross profit % of sales	63%	62%	1%
EXPENSES
Professional fees	121,906	119,739	2,167	2%
Depreciation and amortization	42,353	42,881	(528)	-1%
Wages and salaries	186,761	149,845	36,916	25%
Advertising	16,221	92,635	(76,414)	-82%
General and administrative	227,602	366,428	(138,826)	-38%
Total expenses	594,843	771,528	(176,685)	-23%
NET LOSS FROM CONTINUING OPERATIONS	(329,831)	(472,681)	142,850	-30%

Revenues declined 12% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the softening economy and inflationary pressures that have increased costs of necessities and reduced incomes of customers for more discretionary expenditures as provided by PrestoCorp.  While access to medical marijuana may be considered by some to be a necessity, the costs are not generally covered by insurance and in the current economic climate, our customers may choose not to pursue access to medical marijuana until economic conditions improve.  The need for access to medical marijuana is also impacted by the growing number of states that have legalized adult recreational use, thereby limiting the need in those states for the medical marijuana cards available through the PrestoCorp services.

Net operating loss for the three-month period ended March 31, 2022 decreased 30% in the current period compared to the prior period. The decrease in net loss is a result of significant reductions in advertising and general and administrative expenses.  Total operating expenses decreased 23% in the current quarter.  The decrease in total operating costs was largely attributable to a significant reduction of 82% in advertising and 38% in general and administrative costs, partially offset by a 25% increase in wages and salaries resulting from annual salary and wage increases for PrestoCorp personnel.

Discontinued Operations

In April 2021, the Company entered into discussions with THC Farmaceuticals, Inc. (“CBDG”) regarding sale of CBDS’s controlling interest positions in GKMP and iBudtender Inc. (iBud”). The discussions were triggered by an interest on the part of CBDS management to refocus business efforts on growing PrestoCorp while streamlining financial reporting and management processes by eliminating assets that are no longer considered essential to the Company’s core focus.  The sale was completed on April 22, 2021.  Management believes that the sale of GKMP and iBud will free up management time and resources to seek other acquisitions that are more closely aligned with the PrestoCorp business model.  Consideration for the sale of the controlling interests consisted of 1,500,000 shares of CBDG common stock and 1,500,000 shares of CBDG preferred stock valued at $600,000 on the date of the acquisition. iBud had no revenues in the periods presented. Summaries of the discontinued operations of GKMP and  iBud through March 31, 2021 are provided below. There were no operations by either GKMP or iBud in the three months ended March 31, 2022.

	Three Months Ended
Discontinued Operations	March 31, 2022	March 31, 2021
REVENUE	-	74,973
Cost of revenues	-	81,511
Cost of sales % of total sales	-	109%
Gross profit	-	(6,538)
Gross profit % of sales	-	-9%
OPERATING EXPENSES
Professional fees	-	-
Depreciation and amortization	-	4,700
Wages and salaries	-	58,617
Advertising	-	998
General and administrative	-	91,181
Interest expense	-	2,144
Total operating expenses	-	157,640
NET LOSS FROM DISCONTINUED OPERATIONS	-	(164,178)

Liquidity and Capital Resources

Net cash used in operating activities for the three-month period ended March 31, 2022, was $47,799.  During the same period, our cash decreased by $41,459.  Financing activities generated $6,340 in the three months from related party notes payable.  We also reported stock-based compensation of $246,654 during the three-month period from issuance of common and preferred stock as compensation for services performed by officers, directors, and contractors. On March 31, 2022, our cash position was $152,601. Given the level of operations in our first quarter, we expect that additional funds will be required.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  We incurred net losses attributable to Cannabis Sativa, Inc. of $90,891 and $419,990 (including the loss of $164,178 attributable to discontinued operations), respectively, for the three-month periods ended March 31, 2022 and 2021, and had an accumulated deficit of $79,566,859 as of March 31, 2022, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

On May 4, 2022, the Company signed a non-binding letter of intent to merge with MJ Harvest, Inc. (“MJHI”), a company operating a vertically integrated cannabis business covering growing operations, extraction, manufacturing operations, and distribution of products through customer dispensaries.  MJHI has one company owned location in Colorado, is expected to close on a second facility in California before the end of May 2022, and has a 25% investment in PPK, Investment Group, Inc. (“PPK”). PPK has growing, manufacturing and distribution operations in Oklahoma, South Dakota, and Arizona, and is in the process of opening new locations in New York and Florida. Management expects that the merger with MJHI will provide adequate cash flow and growth opportunities to meet the Company’s liquidity requirements in coming periods.  No assurances can be given that the merger will be consummated, or the combined companies’ operations will be sufficient to allow the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

COVID-19

The COVID-19 pandemic is continuing. The evolution of new variants and their rapid spread around the world and throughout the United States has many countries, including the United States, instituting continuing restrictions on travel, public gatherings, and certain business operations. These restrictions have significantly disrupted economic activity in the United States and Worldwide. To date, the disruption has not materially impacted the Company’s financial statements. Initially, the pandemic had a positive impact on the telehealth business, but this positive impact has lessened as COVID-19 restrictions have eased, but the risk remains for a new outbreak of a virulent new strain to develop, and further disruptions are a continuing concern.

The effects of the continued outbreak of COVID-19 and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on the Company, including our ability to operate our facilities. To date, there have been no material adverse impacts to the Registrants’ operations due to COVID-19.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended March 31, 2022, no shares of common or preferred stock were issued.  The Company did incur obligations under independent contractor agreements requiring issuance of common and preferred stock aggregating $195,675 for the first fiscal quarter, and that amount is reflected on the balance sheet as Stock Payable at March 31, 2022. The Company issued an aggregate of 727,538 common shares and 250,000 preferred shares in payment of the Stock Payable amount in the Company’s second quarter.

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

Date:  May 23, 2022

By: /s/ David Tobias
David Tobias, Chief Executive Officer

By: /s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer and
Principal Accounting Officer

CANNABIS SATIVA, INC.

Contents

Page

FINANCIAL STATEMENTS - UNAUDITED – for the three months ended March 31, 2022 and 2021:

Condensed Consolidated balance sheets	FS - 2

Condensed Consolidated statements of operations	FS - 3

Condensed Consolidated statements of changes in stockholders’ equity	FS - 4

Condensed Consolidated statements of cash flows	FS - 5

Notes to Condensed consolidated financial statements	FS – 6 through FS – 14

FS - 1

CANNABIS SATIVA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS – UNAUDITED

	March 31, 2022	December 31, 2021
ASSETS

Current Assets
Cash	$152,601	$194,060
Investment in equity securities, at fair value	455,193	208,540
Total Current Assets	607,794	402,600

Other Assets

Property and equipment, net	1,322	1,974
Intangible assets, net	278,521	320,806
Goodwill	1,837,202	1,837,202

Total Assets	$2,724,839	$2,562,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$125,202	$95,031
Accrued interest - related parties	220,037	204,613
Notes payable to related parties	1,239,378	1,218,038
Total Current Liabilities	1,584,617	1,517,682

Long-Term Liabilities
Stock payable	195,675	—

Total Liabilities	1,780,292	1,517,682

Commitments and contingencies (Note 7)

Stockholders’ Equity (Deficit):
Preferred stock $0.001 par value; 5,000,000 shares authorized; 777,654 issued and outstanding, respectively	778	778
Common stock $0.001 par value; 45,000,000 shares authorized; 30,746,865 shares issued and outstanding, respectively	30,748	30,748
Additional paid-in capital	79,151,240	79,151,240
Accumulated deficit	(79,566,859)	(79,475,968)

Total Cannabis Sativa, Inc. Stockholders’ Deficit	(384,093)	(293,202)

Non-Controlling Interest	1,328,640	1,338,102

Total Stockholders’ Equity	944,547	1,044,900

Total Liabilities and Stockholders’ Equity	$2,724,839	$2,562,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FS - 2

CANNABIS SATIVA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

For the three months ended March 31,	2022		2021

Revenues		$423,701	$482,350

Cost of Revenues		158,689	183,503

Gross Profit		265,012	298,847

Operating Expenses
Professional fees		121,906	119,739
Depreciation and amortization		42,353	42,881
Wages and salaries		186,761	149,845
Advertising		16,221	92,635
General and administrative		227,602	366,428

Total Operating Expenses		594,843	771,528

Net Loss from Operations		(329,831)	(472,681)

Other (Income) and Expenses
Unrealized gain on investments		(246,654)	(151,000)
Interest expense		17,176	6,193

Total Other (Income) Expenses, Net		(229,478)	(144,807)

Net Loss Before Income Taxes		(100,353)	(327,874)

Income Taxes		-	-

Net Loss from Continuing Operations		(100,353)	(327,874)

Net Income (Loss) from Discontinued Operations
Operating loss on discontinued operations		-	(162,034)
Interest expense - discontinued operations		-	(2,144)

Net Income (Loss) from Discontinued Operations		-	(164,178)

Net Loss		(100,353)	(492,052)

Loss attributable to non-controlling interest - GKMP		-	(79,495)
Loss attributable to non-controlling interest - iBudTender		-	(970)
Loss attributable to non-controlling interest - PrestoCorp		(9,462)	8,403

Net Loss Attributable To Cannabis Sativa, Inc.		$(90,891)	$(419,990)

Net Loss per Common Share: Basic and diluted
From continuing operations	$	nil	$(0.01)
From discontinued operations		-	(0.01)
Total	$	nil	$(0.02)

Weighted Average Common Shares Outstanding:
Basic & Diluted		30,746,865	27,988,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FS - 3

CANNABIS SATIVA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2022 AND 2021 – UNAUDITED

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest -	Non-controlling Interest -	Non-controlling Interest - GK
	Shares	Amount	Shares	Amount	Capital	Deficit	Prestocorp	iBudTender	Manufacturing	Total
Balance - January 1, 2021	1,090,128	$1,090	27,453,178	$27,455	$77,660,014	$(77,028,339)	$1,193,798	$47,264	$(263,067)	$1,638,215
Conversion of Preferred to Common	(167,966)	(167)	167,966	167	-	-	—	—	—	—
Cash proceeds from sale of stock	—	—	10,466	10	4,990	—	—	—	—	5,000
Shares issued for services	73,530	73	879,002	880	489,033	—	—	—	—	489,986
Shares cancelled	—	—	(55,556)	(57)	(19,943)	—	—	—	—	(20,000)
Net income (loss) for the period	—	—	—	—	—	(419,990)	8,403	(970)	(79,495)	(492,052)

Balance - March 31, 2021	995,692	$996	28,455,056	$28,455	$78,134,094	$(77,448,329)	$1,202,201	$46,294	$(342,562)	$1,621,149

Balance - January 1, 2022	777,654	$778	30,746,865	$30,748	$79,151,240	$(79,475,968)	$1,338,102	$—	$—	$1,044,900
Net loss for the period	—	—	—	—	—	(90,891)	(9,462)	—	—	(100,353)
Balance - March 31, 2022	777,654	$778	30,746,865	$30,748	$79,151,240	$(79,566,859)	$1,328,640	$—	$—	$944,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FS - 4

CANNABIS SATIVA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the three months ended March 31,	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(100,353)	$(492,052)
Adjustments to reconcile net loss for the period to
net cash provided (used) by operating activities:
Unrealized gain on investment	(246,654)	(151,000)
Depreciation and amortization	42,353	47,582
Cancellation of shares for services	-	(20,000)
Depreciation included in cost of revenues	-	8,929
Shares issued for services	-	489,986
Stock payable for services	195,675	-
Write off of abandoned fixed assets	585	-
Note payable issued for services	15,000	-
Changes in Assets and Liabilities:
Inventories	-	27,050
Prepaid consulting and other current assets	-	(5,933)
Accounts payable and accrued expenses	30,171	18,915
Accrued interest - related parties	15,424	14,851
Customer deposits	-	(25,545)
Net Cash Used in Operating Activities	(47,799)	(87,217)

Cash Flows from Investing Activities:
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	5,000
Proceeds from advances from related parties	-	48,258
Proceeds from related parties notes payable, net	6,340	20,500
Net Cash Provided by Financing Activities	6,340	73,758

NET CHANGE IN CASH	(41,459)	(13,459)

CASH AT BEGINNING OF PERIOD	194,060	322,107

CASH AT END OF PERIOD	$152,601	$308,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FS - 5

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED For the three-month periods ended March 31, 2022 and 2021

1. Organization and Summary of Significant Accounting Policies

Nature of Business:

Cannabis Sativa, Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004. On November 13, 2013, we changed our name to Cannabis Sativa, Inc. We operate through several subsidiaries including:

•	PrestoCorp, Inc. (“PrestoCorp”)
•	Wild Earth Naturals, Inc. (“Wild Earth”)
•	Kubby Patent and Licenses Limited Liability Company (“KPAL”)
•	Hi Brands, International, Inc. (“Hi Brands”)
•	Eden Holdings LLC (“Eden”).
•	iBudtender, Inc. (“iBud”) – through April 2021
•	GK Manufacturing and Packaging, Inc. (“GKMP”)- through April 2021

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

FS - 6

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED For the three-month periods ended March 31, 2022 and 2021

Basis of Presentation

Operating results for the three months ended March 31, 2022 may not be indicative of the results expected for the full year ending December 31, 2022. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2021, as filed with the United States Securities and Exchange Commission on April 14, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2022, and its results of operations, cash flows, and changes in stockholders’ equity for the three months ended March 31, 2022. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements.

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

Going Concern:

The Company has an accumulated deficit of $79,566,859 and negative working capital of $976,823 at March 31, 2022, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the three months ended March 31, 2022 and 2021, the Company had 175,000 and 175,000 outstanding warrants, respectively, and 777,654 and 995,692 shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted.

FS - 7

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED For the three-month periods ended March 31, 2022 and 2021

Recent Accounting Pronouncement:

Accounting Standards Updates Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. Adoption of this update had no impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,256,889)	(1,214,604)
Net Intangible Assets	$278,521	$320,806

Amortization expense for each of the three months ended March 31, 2022 and 2021 was $42,285, respectively.

Amortization of intangibles through 2027 is:

April 1, 2022 to March 31, 2023	$157,501
April 1, 2023 to March 31, 2024	116,118
April 1, 2024 to March 31, 2025	932
April 1, 2025 to March 31, 2026	932
April 1, 2026 to March 31, 2027	932

FS - 8

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED For the three-month periods ended March 31, 2022 and 2021

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,173,000 as of December 31, 2021 and 2020. The balance of goodwill at March 31, 2022 and December 31, 2021 was $1,837,202.

3. Sale of Majority Owned Subsidiaries and Discontinued Operations

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

During the year ended December 31, 2021, the Company recognized a gain on sale of subsidiaries of $164,736 which represented the value of the consideration received consisting of the value of CBDG’s shares plus the carrying value of the subsidiaries’ non-controlling interest reduced by the net asset of each subsidiary:

Consideration received:
Common stock of CBDG, fair value	$300,000
Preferred stock of CBDG, fair value	300,000
Total consideration	600,000

Non-controlling interests	(331,884)

Net assets of subsidiaries on date of disposition:
GKMP	112,350
iBud	(8,970)
Net assets	103,380
Gain on sale of subsidiaries	$164,736

FS - 9

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED For the three-month periods ended March 31, 2022 and 2021

As a result of the sale, the Company has discontinued its operations for both subsidiaries. Summaries of the discontinued operations of GKMP and iBud for the period January 1, 2021 to March 31, 2021 are provided below.

January 1 to
Discontinued Operations	March 31, 2021
REVENUE	$74,973
Cost of revenues	81,511
Cost of sales % of total sales	109%
Gross profit	(6,538)
Gross profit % of sales	-9%
EXPENSES
Professional fees	-
Depreciation and amortization	4,700
Wages and salaries	58,617
Advertising	998
General and administrative	91,181
Interest expense	2,144
Total expenses	157,640
NET LOSS FROM DISCONTINUED OPERATIONS	$(164,178)

GKMP and iBud generated losses from operations during the periods they were operated by the Company. The sale of our interests in GKMP and iBud was to allow management to devote more resources to PrestoCorp.

4. Related Party Transactions

In addition to items disclosed in Notes 3 and 6, the Company had additional related party transactions during the three months ended March 31, 2022 and 2021.

The Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

During the three months ended March 31, 2022, David Tobias loaned $6,340 cash to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2022. In the three months ended March 31, 2022, the Company and Cathy Carroll, director, entered into a non-cash note payable for $15,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2022.

During the three months ended March 31, 2022 and 2021, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 8% per annum in the amounts of $17,176 and $8,337, respectively.

FS - 10

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED For the three-month periods ended March 31, 2022 and 2021

In 2021, the Company received short-term advances from the principals of GKMP in the amounts of $48,083 bringing the balance due to $67,058. These advances are not interest bearing. The advances were assumed by the acquirer of GKMP and are no longer an obligation of the Company. See Note 3.

The following tables reflect the related party advance and note payable balances.

	Notes payable to related parties	Accrued interest -related parties
	March 31, 2022
David Tobias, CEO & Director	$992,878	$181,539
New Compendium, greater than 10% Shareholder	152,500	29,593
Cathy Carroll, Director	90,000	8,055
Other Affiliates	4,000	850
Totals	$1,239,378	$220,037

	Notes payable to related parties	Accrued interest -related parties
	December 31, 2021
David Tobias, CEO & Director	$986,538	$169,057
New Compendium, greater than 10% Shareholder	152,500	27,688
Cathy Carroll, Director	75,000	7,068
Other Affiliates	4,000	800
Totals	$1,218,038	$204,613

In the three months ended March 31, 2022 and 2021, the Company incurred approximately $14,000 and $28,000, respectively, for consulting services from a nephew of the Company’s president. The current period services were accrued at March 31, 2022 and paid in April 2022. The services for the period ended March 31, 2021 were paid in shares of the Company’s common stock. These amounts are included in the statements of operations in general and administrative expenses.

5. Investments

At March 31, 2022 and December 31, 2021, the Company owns 8,238,769 shares respectively, of common stock of Medical Cannabis Payment Solutions (ticker: REFG). At March 31, 2022 and December 31, 2021, the fair value of the investment in REFG was $41,193 and $25,540, respectively. The Company recognized a gain on the change in fair value of $15,654 and $151,000 during the three months ended March 31, 2022 and 2021, respectively.

FS - 11

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED For the three-month periods ended March 31, 2022 and 2021

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG.  The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable.   The fair value of the Company’s investment at March 31, 2022 and December 31, 2021 was $414,000 and $183,000 resulting in a gain of $231,000 and $-0- for the change in fair value during the three months ended March 31, 2022 and 2021, respectively.

6. Stockholders’ Equity

Securities Issuances

During the three months ended March 31, 2022, no common or preferred shares were issued by the Company. At March 31, 2022, the Company owed independent contractors for services payable in stock and recorded as stock payable as follows:

	Stock Payable March 31, 2022
Services	Common	Preferred	Value
Related Parties
David Tobias, Officer, Director	-	250,000	$50,000
Brad Herr, Officer, Director	250,000	-	50,000
Robert Tankson, Director	15,625	-	3,125
Trevor Reed, Director	15,625	-	3,125
Total related party issuances	281,250	250,000	$106,250
Non-related party issuances	446,288	-	$89,425
Total shares for services	727,538	250,000	$195,675

During the three months ended March 31, 2021, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated, as follows:

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

During the three months ended March 31, 2021, the Company cancelled shares that had been returned after it was determined the shares have been erroneously issued to a vendor in 2020.

FS - 12

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED For the three-month periods ended March 31, 2022 and 2021

During the three months ended March 31, 2021, David Tobias, Chief Executive Officer and Director, converted 167,966 shares of preferred stock into an equal number of common stock in accordance with the terms of the preferred stock.

7. Commitments and Contingencies

Leases.

PrestoCorp leases office space through WeWork in New York on a month-to-month arrangement. Rent expense for the three months ended March 31, 2022 and 2021 was $18,723 and $4,888, respectively. On April 12, 2022, PrestoCorp signed a new lease in New York for a two year term at $2,590 per month expiring in April 2024.

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of March 31, 2022, no claims are outstanding.

8. Subsequent Events

In April 2022, the Company issued 727,538 shares of common stock and 250,000 shares of preferred stock to officers, directors and independent contractors in payment of compensation accrued in the quarter ended March 31, 2022.  The shares of common and preferred stock were valued in the aggregate at $195,675.  An additional 578,704 shares of common stock and 209,333 shares of preferred stock valued in the aggregate at $188,889 were issued in April 2022 to officers, directors and independent contractors for services provided in the second quarter.

On May 11, 2022, the Company announced a non-binding letter of intent to merge with MJ Harvest, Inc., a publicly traded Nevada corporation (“MJHI”). The companies are continuing discussions relating to structure and timing of the merger. David Tobias, CEO and Director of the Company is also a Director of MJHI. Brad Herr, CFO and Director of the Company is also CFO of MJHI.

FS - 13