Form 10-Q
period 2022-06-30
Cannabis Sativa, Inc.
filed 2022-08-22
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022
or

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

The number of shares of the issuer’s Common Stock outstanding as of August 11, 2022, is 44,870,657.

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

Three Months Ended June 30, 2022, compared with the Three Months Ended June 30, 2021

	Three Months Ended
	A	B	A-B
	June 30, 2022	June 30, 2021	Change	Change %
REVENUE	$456,088	$506,889	$(50,801)	-10%
Cost of revenues	170,541	194,919	(24,378)	-13%
Cost of sales % of total sales	37%	38%	-1%
Gross profit	285,547	311,970	(26,423)	-8%
Gross profit % of sales	63%	62%	1%
OPERATING EXPENSES
Professional fees	89,502	201,182	(111,680)	-56%
Depreciation and amortization	42,354	42,882	(528)	-1%
Wages and salaries	184,150	187,553	(3,403)	-2%
Advertising	15,308	141,020	(125,712)	-89%
General and administrative	128,762	229,268	(100,506)	-44%
Total operating expenses	460,076	801,905	(341,829)	-43%
NET LOSS FROM CONTINUING OPERATIONS	(174,529)	(489,935)	315,406	-64%

Revenues declined 10% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Revenues in our fiscal second quarter decreased primarily due to a slow-down in the number of patients seeking medical marijuana cards when compared to year earlier period which saw a significant uptick in activity due to the pandemic. Activity levels in the second quarter of 2022 more closely matched our historic operating levels. We do not anticipate a significant spike in patients seeking our services due to pandemic effects, but the impact of the delta and other variants of the virus cannot be determined at this time.

Gross profit margins for our services, as a percentage of sales, were essentially unchanged in the three months ended June 30, 2022, compared with the same period a year earlier. Holding our gross profit percentages unchanged despite an 10% decline in revenues is attributable to our efforts to control costs at all operating levels.

Total operating costs decreased significantly in the second quarter of 2022 compared to the same period in 2021. We substantially reduced professional fees, advertising, and general and administrative costs. The cost decreases were primarily the result of our efforts to limit losses while exploring acquisition and growth activities. Our targeted acquisition activities did not result in consummated transactions in the three months ended June 30, 2022, but the Company did sign a letter of intent to Merge with MJ Harvest, Inc. on April 29, 2022, and the Company signed the definitive Merger Agreement on August 8, 2022. The Merger is expected to be completed early in the fourth quarter and, if completed, will provide new business opportunities for the Company.

Net operating loss for the three-month period ended June 30, 2022 decreased 64% compared to net loss for the three-month period ended June 30, 2021. The decrease in our net operating loss was primarily the result of cost containment efforts pending completion of the Merger with MJ Harvest, Inc.

Six Months Ended June 30, 2022, compared with the Six Months Ended June 30, 2021

	Six Months Ended
	A	B	A-B
	June 30, 2022	June 30, 2021	Change	Change %
REVENUE	$879,789	$989,239	$(109,450)	-11%
Cost of revenues	329,230	378,422	(49,192)	-13%
Cost of sales % of total sales	37%	38%	-1%
Gross profit	550,559	610,817	(60,258)	-10%
Gross profit % of sales	63%	62%	1%
OPERATING EXPENSES
Professional fees	211,408	320,921	(109,513)	-34%
Depreciation and amortization	84,707	85,763	(1,056)	-1%
Wages and salaries	370,911	337,398	33,513	10%
Advertising	31,529	233,431	(201,902)	-86%
General and administrative	356,364	595,920	(239,556)	-40%
Total operating expenses	1,054,919	1,573,433	(518,514)	-33%
NET LOSS FROM CONTINUING OPERATIONS	(504,360)	(962,616)	458,256	-48%

Revenues declined 11% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Revenues in the first half of 2022 decreased primarily due to a slow-down in the number of patients seeking medical marijuana cards when compared to year earlier period which saw a significant uptick in activity due to the pandemic. Activity levels in the first half of 2022 more closely matched our historic operating levels. We do not anticipate a significant spike in patients seeking our services due to pandemic effects, but the impact of the delta and other variants of the virus cannot be determined at this time.

Gross profit margins for our services, as a percentage of sales, were essentially unchanged in the six months ended June 30, 2022, compared with the same period a year earlier. Holding our gross profit percentages unchanged despite an 11% decline in revenues is attributable to our efforts to control costs at all operating levels.

Total operating costs decreased significantly in the first half of 2022 compared to the same period in 2021. We substantially reduced professional fees, advertising, and general and administrative costs. The cost decreases were primarily the result of our efforts to limit losses while exploring acquisition and growth activities. Our targeted acquisition activities did not result in consummated transactions in the six month period ended June 30, 2022, but the Company did sign a letter of intent to Merge with MJ Harvest, Inc. on April 29, 2022 and the Company signed the definitive Merger Agreement on August 8, 2022. The Merger is expected to be completed early in the fourth quarter and, if completed, will provide new business opportunities for the Company.

Net operating loss for the six-month period ended June 30, 2022 decreased 48% compared to net loss for the six-month period ended June 30, 2021. The decrease in our net operating loss was primarily the result of cost containment efforts pending completion of the Merger with MJ Harvest, Inc.

Discontinued Operations.

In April 2021, the Company entered into discussions with THC Farmaceuticals, Inc. (“CBDG”) regarding sale of CBDS’s controlling interest positions in GKMP and iBudtender Inc. (iBud”). The discussions were triggered by an interest on the part of CBDS management to refocus business efforts on growing PrestoCorp while streamlining financial reporting and management processes by eliminating assets that are no longer considered essential to the Company’s core focus. The sale was completed on April 22, 2021. Management believes that the sale of GKMP and iBud will free up management time and resources to seek other acquisitions that are more closely aligned with the Company’s business model. Consideration for the sale of the controlling interests consisted of 1,500,000 shares of CBDG common stock and 1,500,000 shares of CBDG preferred stock valued at $600,000 on the date of the acquisition. iBud had no revenues in the periods presented. Summaries of the discontinued operations of GKMP and the operations of iBud through April 22, 2021 are provided below.

Period Ended
Discontinued Operations	April 22, 2021
REVENUE	75,866
Cost of revenues	91,316
Cost of sales % of total sales	120%
Gross profit	(15,450)
Gross profit % of sales	-20%
OPERATING EXPENSES
Professional fees	-
Depreciation and amortization	5,861
Wages and salaries	106,224
Advertising	1,693
General and administrative	102,833
Interest expense	2,144
Total operating expenses	218,755
NET LOSS FROM DISCONTINUED OPERATIONS	(234,205)

GKMP and iBud generated losses from operations during the periods they were operated by the Company. In the second quarter of 2021, management determined that the time and effort required to turn these businesses around would be a significant drain on resources and would limit expansion of our PrestoCorp operations. The sale of our interests in GKMP and iBud eliminates this concern.

Liquidity and Capital Resources

Net cash used in operating activities for the six-month period ended June 30, 2022, was $40,886. During the same period, our cash position increased by $454. Financing activities generated $41,340 in the six months from related party notes payable.

We also reported stock-based compensation of $350,507 during the six-month period from issuance of common stock and preferred stock as compensation for services performed by officers, directors, and contractors. On June 30, 2022, our cash position was $194,514. The overhead related to our status as a public company and our continuing efforts to acquire businesses that will supplement the operations of PrestoCorp will continue to generate consolidated losses from operations in the coming periods. Given our level of operations in the first six months of 2022, we expect that additional funds will be required. In the remainder of 2022, we expect to generate additional capital primarily from issuances of stock as compensation for services.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses attributable to Cannabis Sativa, Inc. of $441,456 and $880,498, respectively, for the six-month periods ended June 30, 2022 and 2021, and had an accumulated deficit of $79,917,424 as of June 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

In the event the Company consummates the Merger with MJ Harvest, Inc., it is expected that the nature of the business, the cash flow, and access to additional operating capital, will change. The effect of the of the change and the impact on future operations cannot be determined at this time.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings. We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A.  Risk Factors. Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended June 30, 2022, the board of directors issued 416,667 shares of unregistered common stock and 208,333 shares of unregistered preferred stock to ten persons/entities in exchange for services rendered to the Company. The unregistered shares were valued at the $0.24 per share closing price of the shares in the OTCQB Market on the dates the shares became issuable. The Company also issued 162,037 shares of registered common stock to contractors as compensation. The issuances of the unregistered shares were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act since the recipients of the shares were persons closely associated with the Company and/or the issuance of the shares did not involve any public offering.

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Mine Safety Disclosures. Not applicable.

Item 5.  Other Information. None.

Item 6.  Exhibits. The following documents are included as exhibits to this report:

(a)	Exhibits

Exhibit Number	SEC Reference Number	Title of Document
3.1	3	Articles of Incorporation
3.2	3	Bylaws
31.1	31	Section 302 Certification of Principal Executive Officer
31.2	31	Section 302 Certification of Principal Financial Officer
32.1	32	Section 1350 Certification of Principal Executive Officer
32.2	32	Section 1350 Certification of Principal Financial Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.

Date:  August 22, 2022

By:	/s/ David Tobias
David Tobias, Chief Executive Officer
By:	/s/ Brad E. Herr
Brad E. Herr, Chief Financial Officer and
Principal Accounting Officer

CANNABIS SATIVA, INC.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$194,514	$194,060
Investment in equity securities, at fair value	313,182	208,540
Total Current Assets	507,696	402,600

Other Assets
Right of use asset	50,122	—
Property and equipment, net	1,254	1,974
Intangible assets, net	236,236	320,806
Goodwill	1,837,202	1,837,202

Total Assets	$2,632,510	$2,562,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$96,455	$95,031
Operating lease liability, current	27,340	-
Accrued interest - related parties	16,224	204,613
Notes payable to related parties	75,340	1,218,038
Total Current Liabilities	215,359	1,517,682

Long-term liabilities
Operating lease liability, long-term	22,782	—

Total Liabilities	238,141	1,517,682

Commitments and contingencies (Notes 6 and 8)

Stockholders’ Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; 815,884 and 777,654 issued and outstanding, respectively	816	778
Common stock $0.001 par value; 495,000,000 shares authorized; 44,750,479 and 30,746,865 shares issued and outstanding, respectively	44,751	30,748
Additional paid-in capital	80,905,557	79,151,240
Accumulated deficit	(79,917,424)	(79,475,968)

Total Cannabis Sativa, Inc. Stockholders’ Equity	1,033,700	(293,202)

Non-Controlling Interest	1,360,669	1,338,102

Total Stockholders’ Equity	2,394,369	1,044,900

Total Liabilities and Stockholders’ Equity	$2,632,510	$2,562,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenues	$456,088	$506,889	$879,789	$989,239
Cost of Revenues	170,541	194,919	329,230	378,422
Gross Profit	285,547	311,970	550,559	610,817

Operating Expenses
Professional fees	89,502	201,182	211,408	320,921
Depreciation and amortization	42,354	42,882	84,707	85,763
Wages and salaries	184,150	187,553	370,911	337,398
Advertising	15,308	141,020	31,529	233,431
General and administrative	128,762	229,268	356,364	595,920
Total Operating Expenses	460,076	801,905	1,054,919	1,573,433

Loss from Operations	(174,529)	(489,935)	(504,360)	(962,616)

Other (Income) and Expenses
Unrealized loss (gain) on equity securities	142,012	(74,485)	(104,642)	(225,485)
Gain on sale of investment securities	—	(9,030)	—	(9,030)
Interest expense	1,995	23,693	19,171	32,030
Total Other (Income) Expenses, Net	144,007	(59,822)	(85,471)	(202,485)

Loss Before Income Taxes	(318,536)	(430,113)	(418,889)	(760,131)
Income Taxes	—	—	—	—
Net Loss From Continuing Operations	(318,536)	(430,113)	(418,889)	(760,131)

Net Income (Loss) from Discontinued Operations
Operating loss on discontinued operations	—	(72,171)	—	(234,205)
Gain on sale of subsidiaries	—	164,470	—	164,470

Net Income (Loss) from Discontinued Operations	—	92,299	—	(69,735)
Net Loss	(318,536)	(337,814)	(418,889)	(829,866)

Loss attributable to non-controlling interest - GK Manufacturing	—	(34,972)	—	(114,467)
Loss attributable to non-controlling interest - iBudTender	—	(644)	—	(1,614)
Income attributable to non-controlling interest - PrestoCorp	32,029	158,310	22,567	166,713
Net Loss Attributable To Cannabis Sativa, Inc.	$(350,565)	$(460,508)	$(441,456)	$(880,498)

Net Loss for the Period per Common Share: Basic & Diluted
From continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.03)
From discontinued operations	0.00	0.00	0.00	0.00
Total	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic & Diluted	31,394,764	28,950,275	31,370,814	28,471,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 and 2021 - UNAUDITED

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non- controlling Interest -	Non- controlling Interest -	Non- controlling Interest – GK
	Shares	Amount	Shares	Amount	Capital	Deficit	Prestocorp	iBudTender	Manufacturing	Total
Balance - April 1, 2021	995,692	$996	28,455,056	$28,455	$78,134,094	$(77,448,329)	$1,202,201	$46,294	$(342,562)	$1,621,149
Conversion of Preferred to Common	(120,106)	(120)	120,106	120	—	—	—	—	—	—
Shares issued for services	51,371	51	535,627	537	415,703	—	—	—	—	416,291
Sale of non controlling interest	—	—	—	—	—	—	—	(45,650)	377,534	331,884
Net income (loss) for the period	—	—	—	—	—	(460,508)	158,310	(644)	(34,972)	(337,814)

Balance - June 30, 2021	926,957	$927	29,110,789	$29,112	$78,549,797	$(77,908,837)	$1,360,511	$—	$—	$2,031,510

Balance - April 1, 2022	777,654	$778	30,746,865	$30,748	$79,151,240	$(79,566,859)	$1,328,640	$—	$—	$944,547
Conversion of preferred to common (1:1)	(131,880)	(132)	131,880	132	—	—	—	—	—	—
Conversion of preferred to common (19:1)	(288,223)	(288)	5,476,237	5,476	(5,188)	—	—	—	—	—
Shares issued for services	458,333	458	1,306,242	1,306	348,743	—	—	—	—	350,507
Shares issued in consideration of notes and interest payable - related parties	—	—	7,089,255	7,089	1,410,762	—	—	—	—	1,417,851
Net income (loss) for the period	—	—	—	—	—	(350,565)	32,029	—	—	(318,536)

Balance - June 30, 2022	815,884	$816	44,750,479	$44,751	$80,905,557	$(79,917,424)	$1,360,669	$—	$—	$2,394,369

Balance - January 1, 2021	1,090,128	$1,090	27,453,178	$27,455	$77,660,014	$(77,028,339)	$1,193,798	$47,264	$(263,067)	$1,638,215
Conversion of preferred to common	(288,072)	(288)	288,072	288	—	—	—	—	—	—
Cash proceeds from sale of stock	—	—	10,466	10	4,990	—	—	—	—	5,000
Shares issued for services	124,901	125	1,414,629	1,415	904,737	—	—	—	—	906,277
Cancellation of shares issued for services	—	—	(55,556)	(56)	(19,944)	—	—	—	—	(20,000)
Sale of non controlling interest	—	—	—	—	—	—	—	(45,650)	377,534	331,884
Net income (loss) for the period	—	—	—	—	—	(880,498)	166,713	(1,614)	(114,467)	(829,866)
Balance - June 30, 2021	926,957	$927	29,110,789	$29,112	$78,549,797	$(77,908,837)	$1,360,511	$—	$—	$2,031,510

Balance - January 1, 2022	777,654	$778	30,746,865	$30,748	$79,151,240	$(79,475,968)	$1,338,102	$—	$—	$1,044,900
Conversion of preferred to common (1:1)	(131,880)	(132)	131,880	132	—	—	—	—	—	—
Conversion of preferred to common (19:1)	(288,223)	(288)	5,476,237	5,476	(5,188)	—	—	—	—	—
Shares issued for services	458,333	458	1,306,242	1,306	348,743	—	—	—	—	350,507
Shares issued in consideration of notes and interest payable - related parties	—	—	7,089,255	7,089	1,410,762	—	—	—	—	1,417,851
Net income (loss) for the period	—	—	—	—	—	(441,456)	22,567	—	—	(418,889)

Balance - June 30, 2022	815,884	$816	44,750,479	$44,751	$80,905,557	$(79,917,424)	$1,360,669	$—	$—	$2,394,369

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the six months ended June 30,	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(418,889)	$(829,866)
Adjustments to reconcile net loss for the period to net cash provided (used) by operating activities:
Unrealized loss (gain) on equity securities	(104,642)	(225,485)
Gain on sale of investment securities	—	(9,030)
Depreciation and amortization	84,707	102,712
Gain on sale of subsidiaries	—	(143,270)
Stock issued for services	350,507	886,277
Loss on disposal of equipment	583	—
Note payable issued for services	30,000
Changes in Assets and Liabilities:
Accounts receivable	—	(6,447)
Inventories	—	27,499
Prepaid consulting and other current assets	—	12,930
Accounts payable and accrued expenses	1,424	33,610
Accrued interest - related parties	15,424	28,920
Customer deposits	—	1,341
Net Cash Provided by (Used in) Operating Activities	(40,886)	(120,809)

Cash Flows from Investing Activities:
Cash transferred on sale of Minority Interest	—	(21,321)
Proceeds from sale of subsidiaries	—	38,342
Net Cash Provided by (Used in) Investing Activities	—	17,021

Cash Flows from Financing Activities:
Proceeds from sale of common stock	—	5,000
Proceeds from advances from related parties	—	48,258
Proceeds from related parties notes payable, net	41,340	40,500
Net Cash Provided by Financing Activities	41,340	93,758

NET CHANGE IN CASH	454	(10,030)

CASH AT BEGINNING OF PERIOD	194,060	322,107

CASH AT END OF PERIOD	$194,514	$312,077

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities:
Sale of minority interests stock received	$—	$600,000
Shares issued in consideration of notes and interest payable - related parties	$1,417,851	$—
Recognition of operating lease liability and right of use asset	$56,595	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

1. Organization and Summary of Significant Accounting Policies

Nature of Business:

Cannabis Sativa, Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.  We operate through several subsidiaries including:

●	PrestoCorp, Inc. (“PrestoCorp”)
●	Wild Earth Naturals, Inc. (“Wild Earth”)
●	Kubby Patent and Licenses Limited Liability Company (“KPAL”)
●	Hi Brands, International, Inc. (“Hi Brands”)
●	Eden Holdings LLC (“Eden”).
●	iBudtender, Inc. (“iBud”) – through April 2021
●	GK Manufacturing and Packaging, Inc. (“GKMP”) - through April 2021

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

Basis of Presentation

Operating results for the three and six months ended June 30, 2022 may not be indicative of the results expected for the full year ending December 31, 2022. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2021, as filed with the United States Securities and Exchange Commission on April 14, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2022, and its results of operations, cash flows, and changes in stockholders’ equity for the three and six months ended June 30, 2022. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements.

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

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

Going Concern:

The Company has an accumulated deficit of $79,917,424 at June 30, 2022, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the three and six months ended June 30, 2022 and 2021, the Company had 175,000 and 175,000 outstanding warrants, respectively, and 1,104,107 and 777,654 shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted.

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

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,299,174)	(1,214,604)
Net Intangible Assets	$236,236	$320,806

Amortization expense for each of the three and six months ended June 30, 2022 and 2021 were $42,285 and $84,570, respectively.

Amortization of intangibles through 2027 is:

July 1, 2022 to June 30, 2023	$153,137
July 1, 2023 to June 30, 2024	78,430
July 1, 2024 to June 30, 2025	932
July 1, 2025 to June 30, 2026	932
July 1, 2026 to June 30, 2027	932

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,173,000 as of June 30, 2022 and December 31, 2021. The balance of goodwill at June 30, 2022 and December 31, 2021 was $1,837,202.

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

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

During the six months ended June 30, 2021, the Company recognized a gain on sale of subsidiaries of $164,736 which represented the value of the consideration received consisting of the value of CBDG’s shares plus the carrying value of the subsidiaries’ non-controlling interest reduced by the net asset of each subsidiary:

Consideration received:
Common stock of CBDG, fair value	$300,000
Preferred stock of CBDG, fair value	300,000
Total consideration	600,000
Non-controlling interests	(331,884)
Consideration attributable to the Company	268,116

Less: Net assets of subsidiaries on date of disposition:
GKMP	112,350
iBud	(8,704)
Total net assets	103,646
Gain on sale of subsidiaries	$164,470

As a result of the sale, the Company has discontinued its operations for both subsidiaries. Summaries of the discontinued operations of GKMP and iBud for the period January 1, 2021 to June 30, 2021 are provided below.

January 1 to
Discontinued Operations	June 30, 2021

REVENUE	75,866
Cost of revenues	91,316
Gross profit	(15,450)
EXPENSES
Professional fees	-
Depreciation and amortization	5,861
Wages and salaries	106,224
Advertising	1,693
General and administrative	102,833
Interest expense	2,144
Total expenses	218,755
NET LOSS FROM DISCONTINUED OPERATIONS	(234,205)

GKMP and iBud generated losses from operations during the periods they were operated by the Company. The sale of our interests in GKMP and iBud was to allow management to devote more resources to PrestoCorp.

4. Related Party Transactions

In addition to items disclosed in Notes 3 and 6, the Company had additional related party transactions during the three and six months ended June 30, 2022 and 2021.

The Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

During the six months ended June 30, 2022, David Tobias loaned $41,340 cash to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2022. In the six months ended June 30, 2022, the Company and Cathy Carroll, director, entered into a note payable for $30,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2022.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

During the three and six months ended June 30, 2022 and 2021, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 8% per annum in the amounts of $1,995 (2021: $23,693) and $19,171 (2021: $32,030), respectively.

During the six months ended June 30, 2022, the Company issued 7,089,255 shares of common stock in settlement of $1,214,038 in related party notes payable and $203,813 in accrued interest attributable to these notes. The fair value of the shares issued approximated the carrying value of the notes and interest payable.

In 2021, the Company received short-term advances from the principals of GKMP in the amounts of $48,083 bringing the balance due to $67,058. These advances are not interest bearing. The advances were assumed by the acquirer of GKMP and are no longer an obligation of the Company. See Note 3.

The following tables reflect the related party advance and note payable balances.

	Related party notes	Accrued interest	Total
	June 30, 2022
David Tobias, CEO & Director	$41,340	$12,482	$53,822
New Compendium, greater than 10% Shareholder	-	1,906	1,906
Cathy Carroll, Director	30,000	986	30,986
Other Affiliates	4,000	850	4,850
Totals	$75,340	$16,224	$91,564

	Related party notes	Accrued interest	Total
	December 31, 2021
David Tobias, CEO & Director	$986,538	$169,057	$1,155,595
New Compendium, greater than 10% Shareholder	152,500	27,688	180,188
Cathy Carroll, Director	75,000	7,068	82,068
Other Affiliates	4,000	800	4,800
Totals	$1,218,038	$204,613	$1,422,651

In the three and six months ended June 30, 2022 and 2021, the Company incurred approximately $12,500 (2021: $27,778) and $26,389 (2021: $55,556), respectively, for consulting services from a nephew of the Company’s president. The services for the three and six months ended June 30, 2022 and 2021 were paid in shares of the Company’s common stock. These amounts are included in the statements of operations in general and administrative expenses.

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

5. Investments

At June 30, 2022 and December 31, 2021, the Company owns 8,238,769 shares respectively, of common stock of Medical Cannabis Payment Solutions (ticker: REFG). At June 30, 2022 and December 31, 2021, the fair value of the investment in REFG was $13,182 and $25,540, respectively. The Company recognized a loss on the change in fair value of $28,012 (2021: $162,215) and $12,358 (2021: $11,215) during the three and six months ended June 30, 2022 and 2021, respectively.

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG.  The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable.   The fair value of the Company’s investment at June 30, 2022 and December 31, 2021 was $300,000 and $183,000 resulting in a (gain) loss of $114,000 (2021: ($236,700)) and ($117,000) (2021: ($236,700)) for the change in fair value during the three and six months ended June 30, 2022 and 2021, respectively.

6. Stockholders’ Equity

Change in Authorized Shares

The Company increased the number of authorized common shares the Company is authorized to issue to 495,000,000. This change in capital structure was approved without a meeting by the consent of the shareholders holding a majority of the common stock outstanding and Articles of Amendment were filed with the State of Nevada on August 8, 2022.

Securities Issuances

During the six months ended June 30, 2022, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated, as follows:

	Share Issuances in the Six Months Ended June 30, 2022
Services	Common	Preferred	Value
Related Parties
David Tobias, Officer, Director	-	458,333	$90,000
Brad Herr, Officer, Director	458,333	-	90,000
Robert Tankson, Director	28,646	-	5,625
Trevor Reed, Director	28,646	-	5,625
Total related party issuances	515,625	458,333	191,250
Non-related party issuances	790,617	-	159,257
Total shares for services	1,306,242	458,333	350,507
Shares issued in consideration of notes and accrued interest - related parties	7,089,255	-	1,417,851
Conversion of preferred to common (1:1)	131,880	(131,880)	-
Conversion of preferred to common (19:1)	5,476,237	(288,223)	-
Aggregate Totals	14,003,614	38,230	$1,768,358

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

During the six months ended June 30, 2021, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated, as follows:

	Share Issuances in the Six Months Ended June 30, 2021
Services	Common	Preferred	Value
Related Parties
David Tobias, Officer, Director	-	124,901	$75,000
Brad Herr, Officer, Director	208,167	-	125,000
Robert Tankson, Director	30,357	-	17,461
Cathy Carroll, Director	124,901	-	75,000
Trevor Reed, Director	20,817	-	12,500
Total related party issuances	384,242	124,901	304,961
Non-related party issuances	1,030,387	-	601,316
Total shares for services	1,414,629	124,901	906,277
Preferred stock converted to common	288,072	(288,072)	-
Issuance for cash	10,466	-	5,000
Shares cancelled	(55,556)	-	(20,000)
Aggregate Totals	1,657,611	(163,171)	$891,277

During the six months ended June 30, 2021, the Company cancelled shares that had been returned after it was determined the shares have been erroneously issued to a vendor in 2020.

During the six months ended June 30, 2022, two preferred shareholders agreed to convert an aggregate of 288,223 shares of preferred stock into 5,476,237 shares of common stock. The Company requested the shareholders to convert to simplify its capital structure in contemplation of a proposed merger (see Note 8, Subsequent Events). The conversion rate was determined on various factors, including recent market price of the Company’s common stock and the proposed merger. The conversion rate differed from the original conversion rate resulting in a deemed dividend to the preferred shareholders of $25,940 which is the fair value of the common stock issued less the carrying value of the preferred shares that were converted.     The dividend had $nil impact on net loss per share for the three and six months ended June 30, 2022.

7. Commitments and Contingencies

Leases.

PrestoCorp leased office space through WeWork in New York on a month-to-month arrangement. On April 12, 2022, PrestoCorp signed a new lease in New York with Spaces for a two-year term at $2,590 per month expiring in April 2024. Rent expense for the three months ended June 30, 2022 and 2021 was $2,602 and $4,592, respectively, and for the six months ended June 30, 2022 and 2021 was $21,325 and $9,480, respectively. Upon signing the lease with Spaces, the Company recognized a lease liability and a right of use asset of $56,595 using a discount rate of 10%. The future lease payments under the new lease are as follows:

From July 1, 2022 to June 30, 2023	$31,080
From July 1 2023 to April 30, 2024	23,310
Less imputed interest	(4,268)
Net lease liability	50,122
Current Portion	(27,340)
Long-term portion	$22,782

CANNABIS SATIVA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2022 and 2021

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of June 30, 2022, no claims are outstanding.

8. Subsequent Events

On August 8, 2022, the Company entered into a Merger Agreement (the “Merger Agreement”) with MJ Harvest, Inc. (“MJHI”). Pursuant to the Merger Agreement, MJHI will merge with and into the Company and the Company will be the surviving corporation in the Merger. The Merger is expected to be consummated once the shareholders of the Company and the shareholders of MJHI approve the Merger which management expects will be completed early in the fourth quarter of calendar year 2022. The terms of the Merger Agreement are summarized below:

●	The name of the surviving company in the Merger will be Cannabis Sativa, Inc.
●	Each share of MJHI common stock outstanding on the effective date of the Merger will be converted into 2.7 shares of CBDS Common Stock.
●	The Merger is subject to majority approval of the shareholders of both MJHI and CBDS.
●	The shareholders of MJHI and CBDS will have rights to dissent from the Merger, and, if the notice of dissent is properly given, the dissenting shareholders may be paid fair value for such dissented shares.
●	The Board of Directors of the surviving company following the Merger is intended to consist of Patrick Bilton, Brad Herr, Randy Lanier, Clinton Pyatt, and David Tobias.
●	The Executive Officers of the Company following the Merger are intended to include Patrick Bilton - Chief Executive Officer, Clinton Pyatt - Chief Operating Officer, and Brad Herr - Chief Financial Officer.
●	The Merger Agreement includes representations and warranties, covenants, and conditions for MJHI and CBDS as are customary for transactions of this nature.
●	No brokerage fees are payable in connection with the Merger.
●	If majority shareholder approval of the merger is not obtained, the Merger will not occur, and the Merger Agreement will be terminated.
●	All costs and expenses in connection with the Merger transactions will be borne by CBDS, except that MJHI will be responsible for expenses of its own legal counsel and auditing costs.

On July 8, 2022, David Tobias converted 120,176 shares of preferred stock into 120,176 common shares at a conversion rate of 1:1.. On August 18, 2022, David Tobias converted all of his remaining preferred shares (695,708 in the aggregate) into 1,391,416 common shares at a conversion rate of 2:1.