Form 10-Q
period 2022-09-30
Cannabis Sativa, Inc.
filed 2022-11-14
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022
or

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

The number of shares of the issuer’s Common Stock outstanding as of November 11, 2022, is 44,870,655.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANNABIS SATIVA, INC.

Contents

FS - 1

CANNABIS SATIVA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$214,530	$194,060
Investment in equity securities, at fair value	613,477	208,540

Total Current Assets	828,007	402,600

Other Assets
Right of use asset	43,485	—
Property and equipment, net	2,777	1,974
Intangible assets, net	196,864	320,806
Goodwill	1,837,202	1,837,202

Total Assets	$2,908,335	$2,562,582

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$142,052	$95,031
Operating lease liability, current	28,263	—
Accrued interest - related parties	16,324	204,613
Convertible note payable	104,250	—
Notes payable to related parties	87,540	1,218,038

Total Current Liabilities	378,429	1,517,682

Long-term liabilities
Operating lease liability, long term	15,222	—
Stock payable	206,946	—

Total Liabilities	600,597	1,517,682

Commitments and contingencies (Notes 6 and 8)

Stockholders’ Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized;
695,708 and 777,654 issued and outstanding, respectively	696	778
Common stock $0.001 par value; 495,000,000 shares authorized;
44,870,655 and 30,746,865 shares issued and outstanding, respectively	44,871	30,748
Additional paid-in capital	80,905,557	79,151,240
Accumulated deficit	(79,984,982)	(79,475,968)

Total Cannabis Sativa, Inc. Stockholders’ Equity (Deficit)	966,142	(293,202)

Non-Controlling Interests	1,341,596	1,338,102

Total Stockholders’ Equity	2,307,738	1,044,900

Total Liabilities and Stockholders’ Equity	$2,908,335	$2,562,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

FS - 2

CANNABIS SATIVA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Revenues	$383,079	$463,040	$1,262,868	$1,452,279

Cost of Revenues	149,943	174,814	479,173	553,236

Gross Profit	233,136	288,226	783,695	899,043

Operating Expenses
Professional fees	208,515	132,315	419,923	453,236
Depreciation and amortization	39,440	42,700	124,147	128,463
Wages and salaries	188,622	179,136	559,533	516,534
Advertising	1,599	47,044	33,128	280,475
General and administrative	177,658	259,451	534,022	855,637

Total Operating Expenses	615,834	660,646	1,670,753	2,234,345

Loss from Operations	(382,698)	(372,420)	(887,058)	(1,335,302)

Other (Income) and Expenses
Unrealized (gain) loss on investment	(300,295)	758,340	(404,937)	532,855
(Gain) loss on sale of investment securities	—	237	—	(8,793)
Interest expense	4,228	17,854	23,399	49,884

Total Other (Income) Expenses, Net	(296,067)	776,431	(381,538)	573,946

Loss Before Income Taxes	(86,631)	(1,148,851)	(505,520)	(1,909,248)

Income Taxes	—	—	—	—

Net Loss From Continuing Operations	(86,631)	(1,148,851)	(505,520)	(1,909,248)

Net Income (Loss) from Discontinued Operations
Operating loss on discontinued operations	—	—	—	(234,205)
Gain on sale of subsidiaries	—	—	—	164,736

Net Income (Loss) from Discontinued Operations	—	—	—	(69,469)

Net Loss	(86,631)	(1,148,851)	(505,520)	(1,978,717)

Loss attributable to non-controlling interest - GK Manufacturing	—	—	—	(114,467)
Loss attributable to non-controlling interest - iBudTender	—	—	—	(1,614)
Income (loss) attributable to non-controlling interest - PrestoCorp	(19,073)	2,721	3,494	169,434

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$(67,558)	$(1,151,572)	$(509,014)	$(2,032,070)

Net Loss for the Period per Common Share: Basic & Diluted
From continuing operations	$(0.00)	$(0.04)	$(0.01)	$(0.07)
From discontinued operations	0.00	0.00	0.00	0.00
Total	$(0.00)	$(0.04)	$(0.01)	$(0.07)

Weighted Average Common Shares Outstanding:
Basic & Diluted	44,787,896	29,685,756	35,674,130	28,880,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

FS - 3

CANNABIS SATIVA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021- UNAUDITED

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest -	Non- controlling Interest -	Non-controlling Interest - GK
	Shares	Amount	Shares	Amount	Capital	Deficit	Prestocorp	iBudTender	Manufacturing	Total
Balance - July 1, 2021	926,957	$927	29,110,789	$29,112	$78,549,797	$(77,908,837)	$1,360,511	$—	$—	$2,031,510
Conversion of Preferred to Common	(180,094)	(180)	180,094	180	—	—	—	—	—	—
Shares issued for services	78,126	78	570,029	569	310,466	—	—	—	—	311,113
Net loss for the period	—	—	—	—	—	(1,151,572)	2,721	—	—	(1,148,851)

Balance - September 30, 2021	824,989	$825	29,860,912	$29,861	$78,860,263	$(79,060,409)	$1,363,232	$—	$—	$1,193,772

Balance - July 1, 2022	815,884	$816	44,750,479	$44,751	$80,905,557	$(79,917,424)	$1,360,669	$—	$—	$2,394,369
Conversion of preferred to common (1:1)	(120,176)	(120)	120,176	120	—	—	—	—	—	—
Net income (loss) for the period	—	—	—	—	—	(67,558)	(19,073)	—	—	(86,631)

Balance - September 30, 2022	695,708	$696	44,870,655	$44,871	$80,905,557	$(79,984,982)	$1,341,596	$—	$—	$2,307,738

Balance - January 1, 2021	1,090,128	$1,090	27,453,178	$27,455	$77,660,014	$(77,028,339)	$1,193,798	$47,264	$(263,067)	$1,638,215
Conversion of preferred to common	(468,166)	(468)	468,166	468	—	—	—	—	—	—
Cash proceeds from sale of stock	—	—	10,466	10	4,990	—	—	—	—	5,000
Shares issued for services	203,027	203	1,984,658	1,984	1,215,203	—	—	—	—	1,217,390
Cancellation of shares issued for services	—	—	(55,556)	(56)	(19,944)	—	—	—	—	(20,000)
Sale of non controlling interest	—	—	—	—	—	—	—	(45,650)	377,534	331,884
Net income (loss) for the period	—	—	—	—	—	(2,032,070)	169,434	(1,614)	(114,467)	(1,978,717)
Balance - September 30, 2021	824,989	$825	$29,860,912	$29,861	$78,860,263	$(79,060,409)	$1,363,232	$—	$—	$1,193,772

Balance - January 1, 2022	777,654	$778	30,746,865	$30,748	$79,151,240	$(79,475,968)	$1,338,102	$—	$—	$1,044,900
Conversion of preferred to common (1:1)	(252,056)	(252)	252,056	252		—	—	—	—	—
Conversion of preferred to common (19:1)	(288,223)	(288)	5,476,237	5,476	(5,188)	—	—	—	—	—
Shares issued for services	458,333	458	1,306,242	1,306	348,743	—	—	—	—	350,507
Shares issued in consideration of notes and accrued interest payable	—	—	7,089,255	7,089	1,410,762	—	—	—	—	1,417,851
Net income (loss) for the period	—	—	—	—	—	(509,014)	3,494	—	—	(505,520)

Balance - September 30, 2022	695,708	$696	44,870,655	$44,871	$80,905,557	$(79,984,982)	$1,341,596	$—	$—	$2,307,738

The accompanying notes are an integral part of these consolidated financial statements.

FS - 4

CANNABIS SATIVA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the nine months ended September 30,	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(505,520)	$(1,978,717)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Unrealized (gain) loss on investment	(404,937)	532,855
Gain on sale of investment securities	—	(8,793)
Gain on sale of subsidiaries	—	(164,736)
Depreciation and amortization	124,147	145,415
Stock issued for services	350,507	1,197,390
Stock payable for services	206,946	—
Note payable issued for services	45,000	—
Write off of abandoned equipment	583	—
Changes in Assets and Liabilities:
Accounts receivable	—	(6,447)
Inventories	—	27,499
Prepaid consulting and other current assets	—	(4,933)
Accounts payable and accrued expenses	47,020	32,927
Accrued interest - related parties	15,524	45,350
Customer deposits	—	1,341
Net Cash Used in Operating Activities	(120,730)	(180,849)

Cash Flows from Investing Activities:
Cash purchase of equipment	(1,590)	—
Cash transferred on sale of non-controlling interest	—	(21,321)
Proceeds from sale of subsidiaries	—	44,017
Net Cash Provided by (Used in) Investing Activities	(1,590)	22,696

Cash Flows from Financing Activities:
Proceeds from sale of stock	—	5,000
Proceeds from advances from related parties	—	48,083
Proceeds from related parties notes payable, net	38,540	48,000
Proceeds from convertible note payable	104,250	—
Net Cash Provided by Financing Activities	142,790	101,083

NET CHANGE IN CASH	20,470	(57,070)

CASH AT BEGINNING OF PERIOD	194,060	322,107

CASH AT END OF PERIOD	$214,530	$265,037

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities:
Shares issued in consideration of notes and interest payable	$1,417,851	$—
Operating lease liability from acquiring right to use asset	$56,595	$—
Sale of Minority Interests Stock Received	$—	$600,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FS - 5

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) For the Three and Nine Months Ended September 30, 2022 and 2021

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

Our primary operations for the years ended December 31, 2021 and through September 30, 2022 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

Basis of Presentation

Operating results for the three and nine months ended September 30, 2022 may not be indicative of the results expected for the full year ending December 31, 2022. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2021, as filed with the United States Securities and Exchange Commission on April 14, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2022, and its results of operations, cash flows, and changes in stockholders’ equity for the three and nine months ended September 30, 2022. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements.

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

FS - 6

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) For the Three and Nine Months Ended September 30, 2022 and 2021

Going Concern:

The Company has an accumulated deficit of $79,984,982 at September 30, 2022, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the three and nine months ended September 30, 2022 and 2021, the Company had 175,000 and 175,000 outstanding warrants, respectively, and 695,708 and 824,989 shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted.

Recent Accounting Pronouncement:

Accounting Standards Updates Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and with early adoption permitted. Early adoption of this update had no impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

FS - 7

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) For the Three and Nine Months Ended September 30, 2022 and 2021

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,338,546)	(1,214,604)
Net Intangible Assets	$196,864	$320,806

Amortization expense for each of the three and nine months ended September 30, 2022 and 2021 were $39,372 (2021: $42,285) and $123,942 (2021: $126,855), respectively.

Amortization of intangibles through 2027 is:

October 1, 2022 to September 30, 2023	$151,686
October 1, 2023 to September 30, 2024	40,742
October 1, 2024 to September 30, 2025	932
October 1, 2025 to September 30, 2026	932
October 1, 2026 to September 30, 2027	932

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,173,000 as of September 30, 2022 and December 31, 2021. The balance of goodwill at September 30, 2022 and December 31, 2021 was $1,837,202.

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

FS - 8

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) For the Three and Nine Months Ended September 30, 2022 and 2021

During the nine months ended September 30, 2021, the Company recognized a gain on sale of subsidiaries of $164,470 which represented the value of the consideration received consisting of the value of CBDG’s shares plus the carrying value of the subsidiaries’ non-controlling interest reduced by the net asset of each subsidiary:

Consideration received:
Common stock of CBDG, fair value	$300,000
Preferred stock of CBDG, fair value	300,000
Total consideration	600,000

Non-controlling interests	(331,884)

Net assets of subsidiaries on date of disposition:
GKMP	112,350
iBud	(8,970)
Net assets	103,380
Gain on sale of subsidiaries	$164,736

As a result of the sale, the Company has discontinued its operations for both subsidiaries. Summaries of the discontinued operations of GKMP and iBud for the period January 1, 2021 to September 30, 2021 are provided below.

January 1 to
September 30,
Discontinued Operations	2021
REVENUE	75,866
Cost of revenues	91,316
Gross profit	(15,450)
EXPENSES
Depreciation and amortization	5,861
Wages and salaries	106,224
Advertising	1,693
General and administrative	102,833
Interest expense	2,144
Total expenses	218,755
NET LOSS FROM DISCONTINUED OPERATIONS	(234,205)

GKMP and iBud generated losses from operations during the periods they were operated by the Company. The sale of our interests in GKMP and iBud was to allow management to devote more resources to PrestoCorp.

4. Related Party Transactions

In addition to items disclosed in Notes 3 and 7, the Company had additional related party transactions during the three and nine months ended September 30, 2022 and 2021.

The Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

FS - 9

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) For the Three and Nine Months Ended September 30, 2022 and 2021

During the nine months ended September 30, 2022, David Tobias loaned $38,540 cash to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2022. In the nine months ended September 30, 2022, the Company and Cathy Carroll, director, entered into a note payable for $45,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2022.

During the three and nine months ended September 30, 2022 and 2021, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 8% per annum in the amounts of $4,228 (2021: $17,854) and $23,399 (2021: $49,884), respectively.

The following tables reflect the related party notes payable balances.

	Related party notes	Accrued interest	Total
	September 30, 2022
David Tobias, CEO & Director	$38,540	$12,482	$51,022
New Compendium, greater than 10% Shareholder	-	1,906	1,906
Cathy Carroll, Director	45,000	986	45,986
Other Affiliates	4,000	950	4,950
Totals	$87,540	$16,324	$103,864

	Related party notes	Accrued interest	Total
	December 31, 2021
David Tobias, CEO & Director	$986,538	$169,057	$1,155,595
New Compendium, greater than 10% Shareholder	152,500	27,688	180,188
Cathy Carroll, Director	75,000	7,068	82,068
Other Affiliates	4,000	800	4,800
Totals	$1,218,038	$204,613	$1,422,651

During the nine months ended September 30, 2022, the Company issued 7,089,255 shares of common stock in settlement of $1,214,038 in related party notes payable and $203,813 in accrued interest attributable to these notes. The fair value of the shares issued approximated the carrying value of the notes and interest payable.

In the three and nine months ended September 30, 2022 and 2021, the Company incurred approximately $-0- (2021: $27,778) and $26,389 (2021: $83,334), respectively, for consulting services from a nephew of the Company’s president. The services for the three and nine months ended September 30, 2022 and 2021 were paid in shares of the Company’s common stock. These amounts are included in the statements of operations in general and administrative expenses.

FS - 10

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) For the Three and Nine Months Ended September 30, 2022 and 2021

5. Investments

At September 30, 2022 and December 31, 2021, the Company owns 8,238,769 shares respectively, of common stock of Medical Cannabis Payment Solutions (ticker: REFG). At September 30, 2022 and December 31, 2021, the fair value of the investment in REFG was $16,477 and $25,540, respectively. The Company recognized a gain (loss) on the change in fair value of $3,295 (2021: ($71,940)) and ($9,063) (2021: ($83,155)) during the three and nine months ended September 30, 2022 and 2021, respectively.

In 2021, the Company received 1,500,000 shares of common stock and 1,500,000 shares of preferred stock of THC Pharmaceuticals Inc. (ticker: CBDG). The CBDG shares were received as consideration for the sale of the Company’s majority interest in iBud and GKMP in the year ended December 31, 2021. On the date of sale, the shares were valued at fair value which was $0.20 per share or 600,000 in the aggregate. See Note 4. The Company’s Chief Executive Officer and Chairman of the Board, David Tobias is a Director of CBDG.

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG. The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable. The fair value of the Company’s investment at September 30, 2022 and December 31, 2021 was $597,000 and $183,000 resulting in a gain (loss) of $297,000 (2021: ($686,400)) and $414,000 (2021: ($213,000)) for the change in fair value during the three and nine months ended September 30, 2022 and 2021, respectively.

6. Convertible Note Payable

On August 25, 2022, the Company entered into an agreement with 1800 Diagonal Lending, LLC (“Diagonal”) whereby the Company issued convertible note to Diagonal with a principal amount of $104,250. The note bears interest at 10% and has a term of one year when payment of principal and interest is due. After 180 days, the note is convertible into shares of the Company’s common stock the number of which is determined by dividing the principal balance outstanding by 65% of the lowest trading price of the Company’s stock during the five previous trading days before the date of the conversion.

7. Stockholders’ Equity

Change in Authorized Shares

The Company increased the number of authorized common shares the Company is authorized to issue to 495,000,000. This change in capital structure was approved without a meeting by the consent of the shareholders holding a majority of the common stock outstanding and Articles of Amendment were filed with the State of Nevada on August 8, 2022.

FS - 11

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) For the Three and Nine Months Ended September 30, 2022 and 2021

Securities Issuances

During the nine months ended September 30, 2022, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated, as follows:

	Share Issuances in the Nine Months Ended September 30, 2022
Services	Common	Preferred	Value
Related Parties
David Tobias, Officer, Director	-	458,333	$90,000
Brad Herr, Officer, Director	458,333	-	90,000
Robert Tankson, Director	28,646	-	5,625
Trevor Reed, Director	28,646	-	5,625
Total related party issuances	515,625	458,333	191,250
Non-related party issuances	790,617	-	159,257
Total shares for services	1,306,242	458,333	350,507
Shares issued in consideration of notes and accrued interest - related parties	7,089,255	-	1,417,851
Conversion of preferred to common (1:1)	252,056	(252,056)	-
Conversion of preferred to common (19:1)	5,476,237	(288,223)	-
Aggregate Totals	14,123,790	(81,946)	$1,768,358

During the nine months ended September 30, 2021, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated, as follows:

	Share Issuances in the Nine Months Ended September 30, 2021
Services	Common	Preferred	Value
Related Parties
David Tobias, Officer, Director	-	203,027	$112,500
Brad Herr, Officer, Director	338,376	-	187,500
Robert Tankson, Director	43,378	-	23,711
Cathy Carroll, Director	203,027		112,500
Trevor Reed, Director	33,838	-	18,750
Total related party issuances	618,619	203,027	454,961
Non-related party issuances	1,366,039	-	762,429
Total shares for services	1,984,658	203,027	1,217,390
Preferred stock converted to common	468,166	(468,166)	-
Issuance for cash	10,466	-	5,000
Shares cancelled	(55,556)	-	(20,000)
Aggregate Totals	2,407,734	(265,139)	$1,202,390

During the nine months ended September 30, 2021, the Company cancelled shares that had been returned after it was determined the shares have been erroneously issued to a vendor in 2020.

During the nine months ended September 30, 2022, two preferred shareholders agreed to convert an aggregate of 288,223 shares of preferred stock into 5,476,237 shares of common stock. The Company requested the shareholders to convert to simplify its capital structure in contemplation of a proposed merger (see Note 9, Other Matters - Merger). The conversion rate was determined on various factors, including recent market price of the Company’s common stock and the proposed merger. The conversion rate differed from the original conversion rate resulting in a deemed dividend to the preferred shareholders of $25,940 which is the fair value of the common stock issued less the carrying value of the preferred shares that were converted. The dividend had $nil impact on net loss per share for the three and nine months ended September 30, 2022.

FS - 12

CANNABIS SATIVA, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) For the Three and Nine Months Ended September 30, 2022 and 2021

Stock payable at September 30, 2022 consists of 475,737 preferred shares and 535,205 common shares owed to members of the board of directors for directors fees and contract services.  These shares were valued at $85,000 based on the market price of the Company’s common stock at the date of board authorization.  An additional 1,482,044 common shares were owed to various non-related vendors at September 30, 2022 valued at $121,946 based on the market price of the Company’s common stock at the date of board authorization.

8. Commitments and Contingencies

Leases.

PrestoCorp leased office space through WeWork in New York on a month-to-month arrangement. On April 12, 2022, PrestoCorp signed a new lease in New York with Spaces for a two-year term at $2,590 per month expiring in April 2024. Rent expense for the three months ended September 30, 2022 and 2021 was $-0- and $10,739, respectively, and for the nine months ended September 30, 2022 and 2021 was $21,325 and $20,219, respectively. Upon signing the lease with Spaces, the Company recognized a lease liability and a right of use asset of $56,595 using a discount rate of 10%. The future lease payments under the new lease are as follows:

From October 1, 2022 to September 30, 2023	$31,080
From October 1, 2023 to September 30, 2024	15,540
Less imputed interest	(3,135)
Net lease liability	43,485
Current Portion	(28,263)
Long-term portion	$15,222

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of September 30, 2022, no claims are outstanding.

9. Other Matters - Merger

On August 8, 2022, the Company entered into a Merger Agreement (the “Merger Agreement”) with MJ Harvest, Inc. (“MJHI”). Pursuant to the Merger Agreement, MJHI will merge with and into the Company and the Company will be the surviving corporation in the Merger. The Merger is expected to be consummated once the shareholders of the Company and the shareholders of MJHI approve the Merger which management expects will be completed early in the fourth quarter of calendar year 2022. The terms of the Merger Agreement are summarized below:

•	The name of the surviving company in the Merger will be Cannabis Sativa, Inc.
•	Each share of MJHI common stock outstanding on the effective date of the Merger will be converted into 2.7 shares of CBDS Common Stock.
•	The Merger is subject to majority approval of the shareholders of both MJHI and CBDS.
•	The shareholders of MJHI and CBDS will have rights to dissent from the Merger, and, if the notice of dissent is properly given, the dissenting shareholders may be paid fair value for such dissented shares.
•	The Board of Directors of the surviving company following the Merger is intended to consist of Patrick Bilton, Brad Herr, Randy Lanier, Clinton Pyatt, and David Tobias.
•	The Executive Officers of the Company following the Merger are intended to include Patrick Bilton - Chief Executive Officer and Clinton Pyatt - Chief Operating Officer.
•	The Merger Agreement includes representations and warranties, covenants, and conditions for MJHI and CBDS as are customary for transactions of this nature.
•	No brokerage fees are payable in connection with the Merger.
•	If majority shareholder approval of the merger is not obtained, the Merger will not occur, and the Merger Agreement will be terminated.
•	All costs and expenses in connection with the Merger transactions will be borne by CBDS, except that MJHI will be responsible for expenses of its own legal counsel and auditing costs.

FS - 13

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

Three Months Ended September 30, 2022, compared with the Three Months Ended September 30, 2021

	Three Months Ended
	A	B	A-B
	September 30, 2022	September 30, 2021	Change	Change %
REVENUE	$383,079	$463,040	$(79,961)	-17%
Cost of revenues	149,943	174,814	(24,871)	-14%
Cost of sales % of total sales	39%	38%	1%
Gross profit	233,136	288,226	(55,090)	-19%
Gross profit % of sales	61%	62%	-1%
OPERATING EXPENSES
Professional fees	208,515	132,315	76,200	58%
Depreciation and amortization	39,440	42,700	(3,260)	-8%
Wages and salaries	188,622	179,136	9,486	5%
Advertising	1,599	47,044	(45,445)	-97%
General and administrative	177,658	259,451	(81,793)	-32%
Total operating expenses	615,834	660,646	(44,812)	-7%
NET LOSS FROM CONTINUING OPERATIONS	(382,698)	(372,420)	(10,278)	3%

Revenues declined 17% in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Revenues in our fiscal third quarter decreased primarily due to a slow-down in the number of patients seeking medical marijuana cards when compared to year earlier period which saw a significant uptick in activity due to the pandemic. Activity levels in the third quarter of 2022 more closely matched our historic operating levels. We do not anticipate a significant spike in patients seeking our services due to pandemic effects, but the impact of the delta and other variants of the virus cannot be determined at this time.

Gross profit margins for our services, as a percentage of sales, were essentially unchanged in the three months ended September 30, 2022, compared with the same period a year earlier. Holding our gross profit percentages unchanged despite an 17% decline in revenues is attributable to our efforts to control costs at all operating levels.

Total operating costs decreased significantly in the third quarter of 2022 compared to the same period in 2021. We substantially reduced advertising, and general and administrative costs. The cost decreases were primarily the result of our efforts to limit losses while exploring acquisition and growth activities. Our targeted acquisition activities did not result in consummated transactions in the three months ended September 30, 2022, but the Company did sign a letter of intent to Merge with MJ Harvest, Inc. on April 29, 2022, and the Company signed the definitive Merger Agreement on August 8, 2022. The Merger is expected to be completed early in the fourth quarter and, if completed, will provide new business opportunities for the Company.

Net operating loss for the three-month period ended September 30, 2022 increased 3% compared to net loss for the three-month period ended September 30, 2021. The increase in our net operating loss was primarily the result of the decrease in sales.

Nine Months Ended September 30, 2022, compared with the Nine Months Ended September 30, 2021

	Nine Months Ended
	A	B	A-B
	September 30, 2022	September 30, 2021	Change	Change %
REVENUE	$1,262,868	$1,452,279	$(189,411)	-13%
Cost of revenues	479,173	553,236	(74,063)	-13%
Cost of sales % of total sales	38%	38%	0%
Gross profit	783,695	899,043	(115,348)	-13%
Gross profit % of sales	62%	62%	0%
OPERATING EXPENSES
Professional fees	419,923	453,236	(33,313)	-7%
Depreciation and amortization	124,147	128,463	(4,316)	-3%
Wages and salaries	559,533	516,534	42,999	8%
Advertising	33,128	280,475	(247,347)	-88%
General and administrative	534,022	855,637	(321,615)	-38%
Total operating expenses	1,670,753	2,234,345	(563,592)	-25%
NET LOSS FROM CONTINUING OPERATIONS	(887,058)	(1,335,302)	448,244	-34%

Revenues declined 13% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Revenues in the first nine months of 2022 decreased primarily due to a slow-down in the number of patients seeking medical marijuana cards when compared to year earlier period which saw a significant uptick in activity due to the pandemic. Activity levels in the first nine months of 2022 more closely matched our historic operating levels. We do not anticipate a significant spike in patients seeking our services due to pandemic effects, but the impact of the delta and other variants of the virus cannot be determined at this time.

Gross profit margins for our services, as a percentage of sales, were essentially unchanged in the nine months ended September 30, 2022, compared with the same period a year earlier. Holding our gross profit percentages unchanged despite an 13% decline in revenues is attributable to our efforts to control costs at all operating levels.

Total operating costs decreased significantly in the first nine months of 2022 compared to the same period in 2021. We substantially reduced professional fees, advertising, and general and administrative costs. The cost decreases were primarily the result of our efforts to limit losses while exploring acquisition and growth activities. Our targeted acquisition activities did not result in consummated transactions in the nine-month period ended September 30, 2022, but the Company did sign a letter of intent to Merge with MJ Harvest, Inc. on April 29, 2022 and the Company signed the definitive Merger Agreement on August 8, 2022. The Merger is expected to be completed early in the fourth quarter and, if completed, will provide new business opportunities for the Company.

Net operating loss for the nine-month period ended September 30, 2022 decreased 34% compared to net loss for the nine-month period ended September 30, 2021. The decrease in our net operating loss was primarily the result of cost containment efforts pending completion of the Merger with MJ Harvest, Inc.

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

Liquidity and Capital Resources

Net cash used in operating activities for the nine-month period ended September 30, 2022, was $120,730. During the same period, our cash position increased by $20,470. Financing activities generated $142,790 in the nine months from related party notes payable.

We also reported stock-based compensation of $350,507 during the nine-month period from issuance of common stock and preferred stock as compensation for services performed by officers, directors, and contractors. On September 30, 2022, our cash position was $214,530. The overhead related to our status as a public company and our continuing efforts to acquire businesses that will supplement the operations of PrestoCorp will continue to generate consolidated losses from operations in the coming periods. Given our level of operations in the first nine months of 2022, we expect that additional funds will be required. In the remainder of 2022, we expect to generate additional capital primarily from issuances of stock as compensation for services.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses attributable to Cannabis Sativa, Inc. of $505,520 and $1,978,717, respectively, for the nine-month periods ended September 30, 2022 and 2021, and had an accumulated deficit of $79,984,982 as of September 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors. Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information. None.

Item 6. Exhibits. The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document
3.1	3	Articles of Incorporation
3.2	3	Bylaws
31.1	31	Section 302 Certification of Principal Executive Officer
32.1	32	Section 1350 Certification of Principal Executive Officer
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement, prospectus or other document to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.

Date: November 14, 2022

By:	/s/ David Tobias
David Tobias, CEO
(Principal Executive, Financial and Accounting Officer)

