Form 10-K
period 2022-12-31
Cannabis Sativa, Inc.
filed 2023-04-18
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The market value of the voting and non-voting common stock held by non-affiliates was $3,098,477on June 30, 2022.

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

As of April 5, 2023, there were 45,886,878 shares of the issuer’s common stock outstanding.

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

None.

CANNABIS SATIVA, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2022

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K, including, but not limited to, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. We use words such as “believe”, “expect”, “anticipate”, “project”, “target”, “plan”, “optimistic”, “intend”, “aim”, “will”, or similar expressions, which are intended to identify forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions that if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company assumes no obligation and does not intend to update these forward-looking statements for any reason after the date of the filing of this report, to conform these statements to actual results or to changes in our expectations, except as required by law.

Part I

Item 1. Description of Business

Company Background

Cannabis Sativa, Inc., formerly named Ultra Sun Corporation, was incorporated under laws of Nevada in November 2005. In 2020, we conducted our operations through our subsidiaries PrestoCorp, Inc. (“PrestoCorp”), a 51% owned Delaware corporation engaged in the telemedicine business. We also began 2021 with interests in GK Manufacturing and Packaging, Inc. (“GKMP”), a California corporation that serves as a contract manufacturer of products containing hemp-based CBD and i-Budtender (IBUD”), a Nevada corporation in the development stage for on-line referral business in the cannabis industry.

In April2021, we discontinued operations of GKMP and IBUD and sold our controlling interests in these subsidiaries. The operations of GKMP and IBUD for the year ended December 31, 2021 are reported separately as discontinued operations.

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

We currently maintain virtual principal executive offices with our staff and contractors located remotely and typically working out of their homes. Our mailing address is 450 Hillside Drive, #A224, Mesquite, Nevada 89027. Our telephone number is (323) 420-8583.

Business Strategy

In 2023, we intend to focus on growth of our telemedicine business while seeking opportunities in brand development and marketing of products and services to the cannabidiol (“CBD”) and marijuana industries. We also intend to focus on the consummation of a merger with MJ Harvest, Inc. (“MJ”) whereby, if consummated, MJ will become a 100% owned subsidiary of the Company. Pursuant to the merger, current shareholders of MJ will receive an approximate 72% interest in the issued and outstanding common shares of the Company.

Telemedicine

PrestoCorp (“PrestoDoctor”), offers an online telemedicine platform providing customer access to knowledgeable physicians to obtain a medical marijuana recommendation. PrestoDoctor uses secure video conferencing technology (https://prestodoctor.com) to provide a safe and confidential forum for the Doctor patient interview in accordance with state regulations governing issuance of medical marijuana cards. Appointments through PrestoDoctor’s website generally take 10-15 minutes and can be scheduled and completed in the same day. This convenience eliminates the need for patients to travel to a clinic. More than 100,000 users have registered to consult with PrestoDoctor’s 15+ licensed physicians across the United States. PrestoDoctor currently offers services in California, Nevada, New York, Missouri, and Oklahoma, and is actively targeting expansion into multiple additional states in the coming months.

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

Brand Development and Product Marketing

We have assembled a portfolio of brands, products, intangible assets, and expertise to allow research, development, acquisition and licensing of specialized cannabis and CBD related products, including cannabis and CBD formulas, edibles, topicals, strains, recipes and delivery systems. We plan to engage in marketing and branding within the cannabis and CBD spaces utilizing our existing brands, including our trademark pending “hi” brand, while also seeking out new opportunities for brand aggregation and marketing. In 2021, we were not able to focus on further development of these assets due to limitations on availability of capital and the need to devote our energies to growth in the telemedicine space.

In 2023, we hope to begin selling products through our existing online presence. Descriptions of the products/brands we intend to promote include:

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

Hi Brands International Inc. On February 6, 2015, the Company formed Hi Brands International Inc., a Nevada Corporation and wholly owned subsidiary of the Company (“Hi Brands”). Hi Brands entered into a Purchase, Supply and Joint Venture Agreement (the “Agreement”), with Centuria Natural Foods, Inc. (“Centuria”) to develop a supply of proprietary CBD (Cannabidiol) Rich Hemp Oil products, but the agreement was never implemented and no business was ever transacted. As a result, Hi Brands International, Inc. has been inactive for the last several years. Although the Hi Brands business has been inactive, the Company believes that there is value in the name and that it may afford a sound outlet for the Company’s products as we build work to build out our product portfolio.

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

The Company continues to seek the acquisition of companies, intellectual property and other assets that fit within the company’s strategic plan of assembling a portfolio of cannabis industry related businesses that have a high growth potential and are accretive to shareholder value.

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

Products

Online Telemedicine. Through PrestoDoctor we provide access to knowledgeable physicians for a safe and confidential way to get a medical marijuana recommendation using secure video conferencing technology. Our online telemedicine generates 100% of our revenues.

Consumer Products. Through December 31, 2021, the products discussed below in this section are conceptual and have produced no significant revenues. We had intended to pursue the strategy described below in 2021, but lack of capital largely shifted our strategic implementation plans to 2022. In 2023, we expect to work on building a product catalogue as we begin testing the market through online sales of products, including:

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

•

Branded Clothing and Merchandise. We also intend to offer Wild Earth Naturals and “hi” branded men’s and women’s fashion tee shirts and sweatshirts from suppliers, as well as caps and coffee mugs through the Company’s www.wildearthnaturals.com website.

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

Non-Infused Products and Merchandise. We launched our www.wildearthnaturals.com website in August 2013 but the site has been largely dormant for several years. In 2023, we intend to use social media, primarily Facebook, to drive traffic to our websites. Our online stores at www.wildearthnaturals.com are not producing revenue at this time, but the website is active and ready to process sales orders once the Company rolls out the brand development and product marketing plan for our consumer products lines.

During 2023, we plan to utilize direct business to business sales, internet advertising, social media marketing, and trade show participation to generate sales leads, orders and to entry into leading retailers and wholesalers throughout the U.S. No assurances can be given that we will be successful in such efforts.

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

Information related to MJ that the Company hopes to acquire through the pending merger

Information relating to MJ can be found in the Company’s post-effective amendment to its registration statement on Form S-4/A filed with the Securities and Exchange Commission on March 21, 2023.

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

Intellectual Property

We hold certain intellectual property (the “IP”) consisting of recipes and process/methods to maximize the cannabinoid concentrations used for manufacture of medical marijuana edibles, including our proprietary lozenge. We also hold rights to a proprietary recipe and process/method to maximize the cannabinoid concentrations to be used to make a salve/ointment containing CBD and Arnica Montana.

We are also the patent holder for a CTA strain of cannabis. We are continuing to pursue commercialization of the CTA strain, but no assurances can be given that the patented strain will result in development of any commercial products.

The Company intends to use or license the “hi” brand for skin care products, edibles (infused and non-infused), apparel and branded merchandise. We also hold a Federal trademark on the name and stylized branding of “Wild Earth Naturals”.

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

Number of Total Employees and Number of Full Time Employees

As of April 5, 2023, we have no employees in Cannabis Sativa, Inc. At the end of the year ended December 31, 2022, the Company had independent contractor arrangements with four officers and directors, and eight outside service providers. PrestoCorp has six employees, including two officers of PrestoCorp. Our employees are not represented by unions, and we consider our relationship with our employees to be good. The Company also has relationships with several independent contractors who provide services to the Company on a regular and on-going basis.

Facilities

During all of 2022, CBDS operated out of virtual offices maintained by our officers, directors and contractors.

Our subsidiary PrestoDoctor leases an office in New York. PrestoCorp leased office space through WeWork in New York on a month-to-month basis which ended in April 2022. On April 12, 2022, PrestoCorp signed a new lease in New York with Spaces for a two-year term at $2,590 per month expiring in April 2024.

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

Holders of Record

On April 5, 2023, there were 70 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021, and all shares under the 2020 Stock Plan were registered with the Securities & Exchange Commission on Form S-8 on January 29, 2021. Registration of the shares in the 2020 Stock Plan allows immediate sale of the shares by the recipient of such shares. As of April 14, 2023, the Company has issued 1,038,908 shares under the 2020 Plan and has 961,092 shares available for future issuance under the 2020 Plan.

Transfer Agent

Colonial Stock Transfer Co., Inc., 7840 South 700 East, Sandy, Utah 84070, telephone (801) 355-5740, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, the Company issued 458,333 shares of preferred stock valued at $100,000 to one of our officers for compensation and 1,306,242 shares of common stock valued at $284,564 to various officers and consultants for compensation. Of the common shares issued during the year for services, 515,625 valued at $112,668 were issued to officers and directors of the Company. The Company also issued 7,089,255 shares of common stock in consideration of notes payable and accrued interest – related parties in the amount of $1,417,851.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to help the reader understand the Company, our operations, and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes thereto. As discussed in more detail under “Forward-Looking Statements” immediately following this document’s Table of Contents, the following discussion contains forward-looking statements that are based on our management’s current expectations, estimates, and projections, which are subject to a number of risks and uncertainties. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Results of Operations

Fiscal year ended December 31, 2022 compared with fiscal year ended December 31, 2021

The narrative comparison of the results of operations for the periods ended December 31, 2022 and 2021 are based on the following table.

	Years Ended
	A	B	A-B
	December 31, 2022	December 31, 2021	Change	Change %
REVENUE	$1,558,752	$1,841,558	$(282,806)	-15%
Cost of revenues	597,842	699,378	(101,536)	-15%
Cost of sales % of total sales	38%	38%	0%
Gross profit	960,910	1,142,180	(181,270)	-16%
Gross profit % of sales	62%	62%	0%
OPERATING EXPENSES
Professional fees	488,248	581,660	(93,412)	-16%
Depreciation and amortization	162,136	171,163	(9,027)	-5%
Wages and salaries	759,054	711,872	47,182	7%
Advertising	38,471	344,904	(306,433)	-89%
General and administrative	828,071	1,078,204	(250,133)	-23%
Total operating expenses	2,275,980	2,887,803	(611,823)	-21%
NET LOSS FROM CONTINUING OPERATIONS	(1,315,070)	(1,745,623)	430,553	25%

Revenue for the fiscal year ended December 31, 2022 decreased 15% compared to the period ended December 31, 2021. Cost of revenues as a percentage of sales was constant at 38% between the periods. The decrease in revenues in 2022 is primarily a result of the lessening impact COVID-19 as we progressed into 2022. In 2021, COVID-19 and the associated concerns with in-person visits to doctors’ offices caused a surge in the use of telemedicine in general and the Company benefitted from this with an increase in customers seeking medical marijuana cards through telemedicine. In 2022, as the public grew more accustomed to the pandemic, and as vaccinations and booster shots became widely available, the demand for remote visits with physicians for medical marijuana cards decreased. We expect that this softening in the demand for our service will continue in 2023. The softening of demand in 2022 was partially offset by expansion into new territories, focused advertising and marketing efforts, and a continuing focus on customer service and word of mouth referrals of our services.

Total operating expenses decreased 21% in 2022 compared with 2021 which trended down as did revenue in the current period. Decreases in professional fees, depreciation and amortization, advertising and general and administrative expenses were offset by increases in wages and salaries. Professional fees decreased with continuing efforts at cost reduction. Depreciation and amortization decreased in part due to the discontinuation of GKMP and IBUD, as reflected below. Advertising costs were reduced by taking a more focused approach to our target markets. Wages and salaries increased with the addition of personnel in our telemedicine business relating to increased selling efforts as we expand to new markets.

Liquidity and Capital Resources

Cash used by operating activities was $235,559 in 2022 compared to $245,986 in 2021. In 2022, financing activities provided $196,200, consisting of proceeds from related party notes payable in the net amount of $27,700, and proceeds from convertible notes payable in the amount of $168,500. We ended 2022 with $97,445 in cash on hand.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $1,174,637 and $2,419,406, respectively, for the years ended December 31, 2022 and 2021 and had an accumulated deficit of $80,603,069 as of December 31, 2022. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

The amount of cash on hand the Company has does not provide sufficient liquidity to meet all of the immediate needs of our current operations.

Off Balance Sheet Arrangements

None

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not Applicable. The Company is a “smaller reporting company.”

Item 8. Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, December 31, 2022 and 2021

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets, December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity from January 1, 2021 through December 31, 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

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

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were not effective as of December 31, 2022, and that material information required to be disclosed in this report has not been properly recorded, processed, summarized and reported in a timely manner. In making this determination, we reviewed the material weaknesses in internal control over financial reporting and concluded that the direct involvement of the CFO in all aspects of financial reporting addressed this concern.

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

Based on our evaluation under the framework described above, our management concluded that, due to the material weakness, our internal control over financial reporting was not effective as of December 31, 2022, in accordance with Item 308(a)(3) of Regulation S-K.

Changes in Internal Controls

In additional to the identification and assessment of the material weaknesses described above, there were changes in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as follows:

On October 28, 2022, Brad E. Herr, our long time CFO, resigned his position as CFO for health reasons. However, he agreed to be available as a consultant to assist with financial reporting. On December 22, 2022, Brad E. Herr passed away. The lack of access to Mr. Herr and his extensive knowledge of the financial condition and financial reporting history of the Company, is reasonably likely to materially affect our internal control over financial reporting in the near term.

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

Name	Age	Incumbency	Positions Held
Catherine Carroll	82	2013	Treasurer, Director
Trevor Reed	59	2017	Director
Robert N. Tankson III	36	2020	Director
David Tobias	72	(1)	CEO, CFO, Secretary and Director

(1)	Mr. Tobias has been a director of the Company since 2014, was appointed CEO of the Company on January 9, 2019, became CFO of the Company in the fourth fiscal quarter of 2022.

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

Term of Office

The term of office of each director is one year and until his or her successor is elected at the annual stockholders’ meeting and is qualified, subject to removal by the stockholders. The term of office for each officer is for one year and until his or her successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors. David Tobias was appointed President of the Company on March 29, 2016, and CEO of the Company on January 9, 2019. Cathy Carroll joined the Board in 2013 and also serves as Treasurer of the Company. Trevor Reed joined the Board in 2017. Robert Tankson joined the Board on January 31, 2020.

Board of Directors

Our board of directors consists of four persons. One director, Trevor Reed, is “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace. The three that are not independent are officers of the Company or a subsidiary.

Our board of directors designated an audit committee to be comprised of two independent directors. At this time, the Company only has one independent director. The board also does not have an independent “financial expert” to serve on the audit committee. As a result, the Company is not able to designate an audit committee and the function of the audit committee is currently being performed by the entire Board.

The board of directors has designated a compensation committee comprised of two independent directors. At this time, the Company only has one independent director. As a result, the Company is not able to designate a compensation committee and the function of the compensation committee is currently being performed by the entire Board.

The Company’s Board of Directors also performs the functions that would customarily be performed by a nominating committee. The Board of Directors does not believe a separate nominating committee is required at this time due to the limited resources of the Company. The Board of Directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

Director Meetings

In 2022, the Company’s Board of Directors meetings were held as needed via remote conference call. As a matter of convenience, many of the actions requiring Board approval are conducted telephonically and then documented as consent minutes. All minutes approved by consent require signatures from all directors. Most Board meetings are attended by all of the Directors, and absences, if any, are noted in the minutes. In 2023, meetings will be held at least once quarterly and more often if needed. Actions may also be taken in 2023 without formal meeting by consent signed by each of the directors.

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

Item 11. Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and principal financial officer in all capacities for the fiscal years ended December 31, 2022 and 2021. No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000 other than Mr. Tobias, Ms. Carroll, and Mr. Herr as set forth in the table.

Summary Compensation Table

Name and Position	Year	Salary ($)	Stock Awards	Total ($)
David Tobias, CEO, President, Sec., Director	2022	$--	$80,000	$80,000
	2021	$--	$150,000	$150,000
Brad E. Herr, CFO, Director	2022	$25,000	$80,000	$105,000
	2021	$--	$250,000	$250,000
Catherine Carroll, Treasurer, Director (1)	2022	$--	$0	$0
	2021	$--	$112,500	$112,500

1.	Catherine Carroll serves as Treasurer and Director of the Company and maintains the accounting records for the Company.

We do not have any retirement, pension or profit-sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

Our directors are issued shares of common stock quarterly for their service on the board of directors. Prior to January 2022, quarterly director compensation was common shares having a market value of $5,000. In January of 2022, quarterly director compensation was changed to common shares having a market value of $2,500.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of February 1, 2023, the number of shares of our common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of our issued and outstanding shares of common stock, and by each of our officers and directors, and by all officers and directors as a group. On such date, there were 45,566,365 shares of our common stock issued and outstanding. Unless indicated otherwise, the address for any shareholder is the same as the address of the Registrant.

SHARE OWNERSHIP

Name and Address of Beneficial Owner	Amount of Direct Ownership		Amount of Indirect Ownership		Total Beneficial
Principal Stockholders	Common	Preferred	Common	Preferred	Ownership	Percentage
Sadia Barrameda (1)	1,561,986	-	4,753,967	-	6,315,953	13.9%
New Compendium Corp. (2)	4,753,967	-	1,561,986	-	6,315,953	13.9%
David Tobias	8,980,008	-	35,000	-	9,015,008	19,8%

Officers and Directors
David Tobias (3)	8,980,008	-	35,000	-	9,015,008	19.8%
Catherine Carroll (4)	1,115,639	-	136,068	-	1,251,707	2.7%
Trevor Reed	215,530	-	-	-	215,530	0.5%
Robert Tankson	77,951	-	-	-	77,951	0.2%
All Officers and Directors as a Group	10,389,128	-	171,068	-	10,560,196	23.2%

(1) Ms. Barrameda is deemed to be the beneficial owner of the 4,753,967 Common Shares owned by New Compendium Corporation as a result of her status as an officer, director and significant shareholder of New Compendium. Ms. Barrameda’s address is P.O. Box 1363, Discovery Bay, CA 94505.

(2) New Compendium Corp. is deemed the beneficial owner of 1,561,986 Common Shares owned by Sadia Barrameda. Ms. Barrameda is an affiliate of New Compendium Corp. New Compendium’s address is P.O. Box 1363, Discovery Bay, CA 94505.

(3) Mr. Tobias is the beneficial owner of 35,000 common shares owned by his wife. Mr. Tobias’ address is 450 Hillside Drive, #A224, Mesquite, NV 89027.

(4) Ms. Carroll is deemed to be the beneficial owner of 136,068 Common Shares owned by Carroll’s Consulting LLC, a company wholly owned by Ms. Carroll. Ms. Carroll’s address is 450 Hillside Drive, #A224, Mesquite, NV 89027.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2021 the Company received short-term advances and proceeds from notes payable from related parties and officers of the Company, including David Tobias and Cathy Carroll, to cover operating expenses. The notes payable bear interest at rates between 5% and 8% per annum. Total notes payable amount to $1,218,038 and the Company recorded interest expense related to these balances in the amount of $66,872 during 2021. Aggregate accrued interest on the notes payable at December 31, 2021 was $204,613. The notes came due December 31, 2022.

During the year ended December 31, 2022 the Company received short-term advances and proceeds from notes payable from related parties and officers of the Company, including David Tobias and Cathy Carroll, to cover operating expenses. The notes payable bear interest at rates between 5% and 8% per annum. Total notes payable amount to $91,700 and the Company recorded interest expense related to these balances in the amount of $4,228 during 2022. Aggregate accrued interest on the notes payable at December 31, 2022 was $16,374. The principal of the notes were paid down from the amounts due on December 31, 2021, upon the issuance of stock. The remaining principal balance no longer accrues interest.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company. If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees that were billed or expected to be billed for the fiscal years ended December 31, 2022, and 2021, for professional services rendered by Assure CPA LLC.

	2022	2021
Audit Fees	$79.500	$80,309
Audit-Related Fees	-	7,062
Tax Fees	-	-
Other Fees	-	-
Total	$79,500	$87,371

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
(4)

XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document. These documents will be filed by amendment.

[SIGNATURES ON NEXT PAGE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.
(Registrant)

Dated: April 18, 2023	By:	/s/ David Tobias
David Tobias
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Tobias
Dated: April 18, 2023	David Tobias
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Catherine Carroll
Dated: April 18, 2023	Catherine Carroll
Director

/s/ Trevor Reed
Dated: April 18, 2023	Trevor Reed
Director

/s/ Robert N. Tankson III
Dated: April 18, 2023	Robert N. Tankson III
Director

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of Cannabis Sativa, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cannabis Sativa, Inc. the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Assure CPA, LLC.

Spokane, Washington

April 17, 2023

We have served as the Company's independent auditor since 2019.

CANNABIS SATIVA, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2022	2021
ASSETS
Current Assets
Cash	$97,445	$194,060
Investment in equity securities, at fair value	379,858	208,540

Total Current Assets	477,303	402,600

Advances to related party	55,666	—
Right of use asset	38,968	—
Property and equipment, net	2,709	1,974
Intangible assets, net	158,943	320,806
Goodwill	1,837,202	1,837,202

Total Assets	$2,570,791	$2,562,582

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable and accrued expenses	$164,411	$95,031
Operating lease liability, current	28,736	—
Accrued interest - related parties	16,374	204,613
Convertible notes payable	168,500	—
Notes payable to related parties	91,700	1,218,038

Total Current Liabilities	469,721	1,517,682

Long-term liabilities
Operating lease liability, long term	10,232	—
Stock payable	418,156	—

Total Liabilities	898,109	1,517,682

Commitments and contingencies (Notes 6 and 8)

Stockholders’ Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; -0- and 777,654 issued and outstanding, respectively	—	778
Common stock $0.001 par value; 495,000,000 shares authorized; 45,566,363 and 30,746,865 shares issued and outstanding, respectively	45,567	30,748
Additional paid-in capital	80,939,618	79,151,240
Accumulated deficit	(80,603,069)	(79,475,968)

Total Cannabis Sativa, Inc. Stockholders’ Equity (Deficit)	382,116	(293,202)

Non-Controlling Interest	1,290,566	1,338,102

Total Stockholders’ Equity	1,672,682	1,044,900

Total Liabilities and Stockholders’ Equity	$2,570,791	$2,562,582

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2022	2021

Revenues	$1,558,752	$1,841,558

Cost of Revenues	597,842	699,378

Gross Profit	960,910	1,142,180

Operating Expenses
Professional fees	488,248	581,660
Depreciation and amortization	162,136	171,163
Wages and salaries	759,054	711,872
Advertising	38,471	344,904
General and administrative	828,071	1,078,204

Total Operating Expenses	2,275,980	2,887,803

Loss from Operations	(1,315,070)	(1,745,623)

Other (Income) and Expenses
Unrealized (gain) loss on investment	(171,318)	542,442
(Gain) loss on sale of investment securities	—	(5,000)
Interest expense	30,885	66,872

Total Other (Income) Expenses, Net	(140,433)	604,314

Loss Before Income Taxes	(1,174,637)	(2,349,937)

Income Taxes	—	—

Net Loss From Continuing Operations	(1,174,637)	(2,349,937)

Net Income (Loss) from Discontinued Operations
Operating loss on discontinued operations	—	(234,205)
Gain on sale of subsidiaries	—	164,736

Net Income (Loss) from Discontinued Operations	—	(69,469)

Net Loss	(1,174,637)	(2,419,406)

Loss attributable to non-controlling interest - GK Manufacturing	—	(114,467)
Loss attributable to non-controlling interest - iBudTender	—	(1,614)
Income (loss) attributable to non-controlling interest - PrestoCorp	(47,536)	144,304

Net Loss Attributable To Cannabis Sativa, Inc.	$(1,127,101)	$(2,447,629)

Net Loss per Common Share: Basic & Diluted
From continuing operations	$(0.03)	$(0.08)
From discontinued operations	0.00	0.00
Total	$(0.03)	$(0.08)

Weighted Average Common Shares Outstanding:
Basic & Diluted	38,068,401	29,283,393

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest -	Non-controlling Interest -	Non-controlling Interest - GK
	Shares	Amount	Shares	Amount	Capital	Deficit	Prestocorp	iBudTender	Manufacturing	Total

Balance - January 1, 2021	1,090,128	$1,090	27,453,178	$27,455	$77,660,014	$(77,028,339)	$1,193,798	$47,264	$(263,067)	$1,638,215
Conversion of preferred to common	(622,645)	(622)	622,645	622	—	—	—	—	—	—
Cash proceeds from sale of stock	—	—	10,466	11	4,989	—	—	—	—	5,000
Shares issued for services	310,171	310	2,716,132	2,716	1,506,181	—	—	—	—	1,509,207
Cancellation of shares issued for services	—	—	(55,556)	(56)	(19,944)	—	—	—	—	(20,000)
Sale of non controlling interest	—	—	—	—	—	—	—	(45,650)	377,534	331,884
Net income (loss)	—	—	—	—	—	(2,447,629)	144,304	(1,614)	(114,467)	(2,419,406)
Balance - December 31, 2021	777,654	$778	$30,746,865	$30,748	$79,151,240	$(79,475,968)	$1,338,102	$—	$—	$1,044,900

Balance - January 1, 2022	777,654	$778	30,746,865	$30,748	$79,151,240	$(79,475,968)	$1,338,102	$—	$—	$1,044,900
Conversion of preferred to common (1:1)	(947,764)	(948)	947,764	948		—	—	—	—	—
Conversion of preferred to common (19:1)	(288,223)	(288)	5,476,237	5,476	(5,188)	—	—	—	—	—
Shares issued for services	458,333	458	1,306,242	1,306	382,804	—	—	—	—	384,568
Shares issued in consideration of notes and accrued interest payable	—	—	7,089,255	7,089	1,410,762	—	—	—	—	1,417,851
Net loss	—	—	—	—	—	(1,127,101)	(47,536)	—	—	(1,174,637)

Balance - December 31, 2022	—	$—	45,566,363	$45,567	$80,939,618	$(80,603,069)	$1,290,566	$—	$—	$1,672,682

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,174,637)	$(2,419,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized loss (gain) on investments	(171,318)	542,442
Gain on forgiveness of CARES Act Loan	—	(5,000)
Gain on sale of subsidiaries	—	(164,736)
Depreciation and amortization	162,136	188,114
Stock issued for services	384,568	1,489,207
Stock payable for services	418,156	—
Note payable issued for services	60,000	25,000
Write off of abandoned equipment	582	—
Changes in Assets and Liabilities:
Inventories	—	27,499
Prepaid consulting and other current assets	—	(11,380)
Accounts payable and accrued expenses	69,380	20,344
Accrued interest - related parties	15,574	60,589
Customer deposits	—	1,341
Net Cash Used in Operating Activities	(235,559)	(245,986)

Cash Flows from Investing Activities:
Purchase of equipment	(1,590)	—
Advances to related party	(55,666)	—
Transferred on sale of non-controlling interest	—	(21,321)
Proceeds from sale of subsidiaries	—	44,017
Net Cash Provided by (Used in) Investing Activities	(57,256)	22,696

Cash Flows from Financing Activities:
Proceeds from sale of common stock	—	5,000
Proceeds from advances from related parties	—	48,083
Proceeds from related parties notes payable	44,040	42,160
Payments on related parties notes payable	(16,340)	—
Proceeds from convertible note payable	168,500	—
Net Cash Provided by Financing Activities	196,200	95,243

NET CHANGE IN CASH	(96,615)	(128,047)

CASH AT BEGINNING OF YEAR	194,060	322,107

CASH AT END OF YEAR	$97,445	$194,060

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities:
Shares issued in consideration of notes and interest payable	$1,417,851	$—
Operating lease liability from acquiring right to use asset	$56,595	$—
Sale of Minority Interests Stock Received	$—	$600,000

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

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

PrestoCorp is a 51% owned subsidiary and until April 22, 2021, GKMP and iBud were 51% and 50.1% owned subsidiaries. Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. At December 31, 2022 and 2021, PrestoCorp is the sole operating subsidiary. Until sale of the Company’s interest in April 2021, GKMP and iBud tender were operating subsidiaries although iBud was not generating any revenue.

Our primary operations for the years ended December 31, 2021 and through December 31, 2022 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

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

Going Concern:

The Company has an accumulated deficit of $80,603,069 at December 31, 2022, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions by management affect the allowance for doubtful accounts, the carrying value of long-lived assets (including goodwill and intangible assets), the provision for income taxes and related deferred tax accounts, certain accrued liabilities, revenue recognition, contingencies, and the value attributed to stock-based awards.

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

Fair Value Measurements and Financial Instruments:

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. We measure our investment in equity securities at fair value on a recurring basis. The Company’s investments in equity securities are valued using inputs observable in active markets and are therefore classified as Level 1 within the fair value hierarchy.

The carrying amounts of cash and cash equivalents, convertible debt and balances due to and from related parties approximate fair value given their short-term nature.

Cash:

Cash is held at major financial institutions and insured by the Federal Deposit Insurance Corporation (FDIC) up to federal insurance limits. The Company considers all highly liquid investments purchased with an original maturity of three months or less when acquired to be cash equivalents.

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the years ended December 31, 2022 and 2021, the Company had 50,000 and 175,000 outstanding warrants, respectively, and -0- and 777,654 shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted. The number of shares that can be converted per the convertible note agreement cannot be converted until after December 31, 2022 thus are not dilutive as of that date.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

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

Revenue Recognition:

In the year ending December 31, 2022, the Company operated one division, the telehealth business operated through PrestoCorp.

In the year ending December 31, 2021, the Company operated two divisions, the telehealth business operated through PrestoCorp and the contract manufacturing business operated through GKMP. The contract manufacturing business was sold on April 22, 2021.

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

Intangible Assets and Goodwill:

Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from 5 to 10 years. The carrying amounts of our definite-lived intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset group’s carrying amount. We do not have any indefinite-lived intangible assets recorded from acquisitions.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

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

Leases:

The Company determines if an arrangement is a lease, or contains a lease, at the inception of an arrangement. If the Company determines that the arrangement is a lease, or contains a lease, at lease inception, it then determines whether the lease is an operating lease or finance lease. Operating and finance leases result in recording a right-of-use (“ROU”) asset and lease liability on the consolidated balance sheets. ROU assets represent the Company’s right of use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. For purposes of calculating operating lease ROU assets and operating lease liabilities, the Company uses the non-cancellable lease term plus options to extend that it is reasonably certain to exercise. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. The Company has elected not to separate lease and non-lease components for any class of underlying asset.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

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

Reclassifications:

Certain reclassifications have been made to conform prior years’ amounts to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity, and cash flows as previously reported.

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

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,376,467)	(1,214,604)
Net Intangible Assets	$158,943	$320,806

Amortization expense for each of the years ended December 31, 2022 and 2021 was $161,863 and $169,140, respectively.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Amortization of intangibles through 2027 is:

January 1, 2023 to December 31, 2023	$151,686
January 1, 2024 to December 31, 2024	3,054
January 1, 2025 to December 31, 2025	932
January 1, 2026 to December 31, 2026	932
January 1, 2027 to December 31, 2027	932

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,173,000 as of December 31, 2022 and 2021. The balance of goodwill at December 31, 2022 and 2021 was $1,837,202.

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

The Company recognized a gain on sale of subsidiaries of $164,470 which represented the value of the consideration received consisting of the value of CBDG’s shares plus the carrying value of the subsidiaries’ non-controlling interest reduced by the net asset of each subsidiary:

Consideration received:
Common stock of CBDG, fair value	$300,000
Preferred stock of CBDG, fair value	300,000
Total consideration	600,000
Non-controlling interests	(331,884)
Consideration attributable to the Company	268,116

Less: Net assets of subsidiaries on date of disposition:
GKMP	112,350
iBud	(8,970)
Total net assets	103,380
Gain on sale of subsidiaries	$164,736

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

As a result of the sale, the Company has discontinued its operations for both subsidiaries. Summaries of the discontinued operations of GKMP and iBud for the period January 1, 2021 to April 22, 2021 (date of disposition) are provided below.

January 1 to
Discontinued Operations of GKMP	April 22, 2021
REVENUE	75,866
Cost of revenues	91,316
Gross profit	(15,450)
EXPENSES
Depreciation and amortization	5,526
Wages and salaries	106,224
Advertising	1,693
General and administrative	104,177
Total expenses	217,620
NET LOSS FROM DISCONTINUED OPERATIONS	(233,070)

January 1 to
Discontinued Operations of IBUD	April 22, 2021
REVENUE	-
EXPENSES
Depreciation and amortization	1,135
Total expenses	1,135
NET LOSS FROM DISCONTINUED OPERATIONS	(1,135)
Aggregate net loss from discontinued operations	(234,205)
Gain on sale of discontinued operations	164,736
NET LOSS FROM DISCONTINUED OPERATIONS	(69,469)

GKMP and iBud generated losses from operations during the periods they were operated by the Company. The sale of our interests in GKMP and iBud was to allow management to devote more resources to PrestoCorp.

4. Related Party Transactions

In addition to items disclosed in Notes 3, 5 and 7, the Company had additional related party transactions during the years ended December 31, 2022 and 2021.

Historically, the Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

During the year ended December 31, 2022, David Tobias, the Company’s chief executive officer and director, loaned $44,040 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2022. The Company paid $11,340 on this note during 2022.

During the year ended December 31, 2022, the Company and Cathy Carroll, director, entered into a note payable for $55,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2022. The notes payable totaled $60,000 of which $5,000 was paid by the Company during 2022.

During the year ended December 31, 2021, David Tobias loaned $42,160 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2021. During the year ended December 31, 2021, the Company and Cathy Carroll, director, entered into a note payable for $25,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2021. The notes payable to Mr. Tobias and Ms. Carroll were extended and are now due December 31, 2022.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

During the years ended December 31, 2022 and 2021, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 8% per annum in the amounts of $16,374 and $66,872, respectively.

The following tables reflect the related party note payable balances.

	Related party notes	Accrued interest	Total
	December 31, 2022
David Tobias, CEO & Director	$32,700	$12,482	$45,182
New Compendium, greater than 10% Shareholder	-	1,906	1,906
Cathy Carroll, Director	55,000	986	55,986
Other Affiliates	4,000	1,000	5,000
Totals	$91,700	$16,374	$108,074

	Related party notes	Accrued interest	Total
	December 31, 2021
David Tobias, CEO & Director	$986,538	$169,057	$1,155,595
New Compendium, greater than 10% Shareholder	152,500	27,688	180,188
Cathy Carroll, Director	75,000	7,068	82,068
Other Affiliates	4,000	800	4,800
Totals	$1,218,038	$204,613	$1,422,651

During the year ended December 31, 2022, the Company issued 7,089,255 shares of common stock in settlement of $1,214,038 in related party notes payable and $203,813 in accrued interest attributable to these notes. The fair value of the shares issued approximated the carrying value of the notes and interest payable.

In the years ended December 31, 2022 and 2021, the Company incurred approximately $26,389 and $111,100, respectively, for consulting services from a nephew of the Company’s president. The services for the years ended December 31, 2022 and 2021 were paid in shares of the Company’s common stock. These amounts are included in the statements of operations in general and administrative expenses.

At December 31, 2022, the Company has a balance due from MJ Harvest, Inc., with whom the Company plans to merge, of $55,666 (see Note 9). The amount is included in advances to related party on the consolidated balance sheets. The funds were advanced to MJ Harvest, Inc. to cover operating expenses.

5. Investments

At December 31, 2022 and 2021, the Company owns 8,238,769 shares respectively, of common stock of Medical Cannabis Payment Solutions (ticker: REFG). At December 31, 2022 and 2021, the fair value of the investment in REFG was $12,358 and $25,540, respectively. The Company recognized a loss on the change in fair value of $13,182 and $134,235 during the years ended December 31, 2022 and 2021, respectively.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG. The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable. The fair value of the Company’s investment at December 31, 2022 and December 31, 2021 was $367,500 and $183,000 resulting in a gain (loss) of $184,500 and ($417,000) for the change in fair value during the years ended December 31, 2022 and 2021, respectively.

6. Convertible Notes Payable

On August 25, 2022 and November 7, 2022, the Company entered into an agreement with 1800 Diagonal Lending, LLC (“Diagonal”) whereby the Company issued convertible notes to Diagonal with principal amounts of $104,250 and $64,250, respectively. The notes bear interest at 10% and have terms of one year when payment of principal and interest is due. After 180 days, the notes are convertible into shares of the Company’s common stock the number of which determined by dividing the principal balance outstanding by 65% of the lowest trading price of the Company’s stock during the five previous trading days before the date of the conversion.

At December 31, 2022, accrued interest payable and interest expense on these notes was $4,546. Accrued interest payable is included in accounts payable and accrued expenses on the consolidated balance sheet.

7. Stockholders’ Equity

Change in Authorized Shares

The Company increased the number of authorized common shares the Company is authorized to issue to 495,000,000 on August 8, 2022. This change in capital structure was approved without a meeting by the consent of the shareholders holding a majority of the common stock outstanding and Articles of Amendment were filed with the State of Nevada.

Securities Issuances

During the years ended December 31, 2022, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated, as follows:

	Share Issuances in the Year Ended December 31, 2022
Services	Common	Preferred	Value
Related Parties
David Tobias, Officer, Director	-	458,333	$100,000
Brad Herr, Officer, Director	458,333	-	100,168
Robert Tankson, Director	28,646	-	6,250
Trevor Reed, Director	28,646	-	6,250
Total related party issuances	515,625	458,333	212,668
Non-related party issuances	790,617	-	171,896
Total shares for services	1,306,242	458,333	384,564
Shares issued in consideration of notes and accrued interest - related parties	7,089,255	-	1,417,851
Conversion of preferred to common (1:1)	947,764	(947,764)	-
Conversion of preferred to common (19:1)	5,476,237	(288,223)	-
Aggregate Totals	14,819,498	(777,654)	$1,802,415

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

During the year ended December 31, 2021, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated, as follows:

	Share Issuances in the Year Ended December 31, 2021
Services	Common	Preferred	Value
Related Parties
David Tobias, Officer, Director	-	310,171	$150,000
Brad Herr, Officer, Director	516,949	-	250,000
Robert Tankson, Director	61,236	-	29,961
Cathy Carroll, Director	203,027		112,500
Trevor Reed, Director	51,696	-	25,000
Total related party issuances	832,908	310,171	567,461
Non-related party issuances	1,883,224	-	941,746
Total shares for services	2,716,132	310,171	1,509,207
Preferred stock converted to common	622,645	(622,645)	-
Issuance for cash	10,466	-	5,000
Shares cancelled	(55,556)	-	(20,000)
Aggregate Totals	3,293,687	(312,474)	$1,494,207

During the year ended December 31, 2021, the Company cancelled shares that had been returned after it was determined the shares have been erroneously issued to a vendor in 2020.

During the years ended December 31, 2022 and 2021, David Tobias converted 947,764 and 622,645 shares, respectively, of preferred stock into an equal number of common stock in accordance with the terms of the preferred stock.

During the year ended December 31, 2022, two preferred shareholders agreed to convert an aggregate of 288,223 shares of preferred stock into 5,476,237 shares of common stock. The Company requested the shareholders to convert to simplify its capital structure in contemplation of a proposed merger (see Note 9). The conversion rate was determined on various factors, including recent market price of the Company’s common stock and the proposed merger. The conversion rate differed from the original conversion rate resulting in a deemed dividend to the preferred shareholders of $25,940 which is the fair value of the common stock issued less the carrying value of the preferred shares that were converted. The dividend had $nil impact on net loss per share for the year ended December 31, 2022.

Stock payable at December 31, 2022 consists of 1,306,302 preferred shares and 1,469,590 common shares owed to members of the board of directors for directors’ fees and contract services. These shares were valued at $212,500 based on the fair value of the Company’s common stock at the date of board authorization. An additional 2,393,873 common shares were owed to various non-related vendors at December 31, 2022 valued at $205,656 based on the fair value of the Company’s common stock at the date of board authorization. Subsequent to year end, no issuances of the shares have been made.

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

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021. At December 31, 2022, 44,425 shares were available for future issuance.

Warrants

At December 31, 2022 and 2021, the Company has outstanding warrants to purchase 50,000 shares and 175,000 shares, respectively of the Company’s common stock. As of December 31, 2022, the warrants have an exercise price of $2.00 and expire in July and August 2023. During the year ended December 31, 2022, warrants activity consisted of the following: warrants issued – none (2021: none), warrants exercised – none (2021: none), warrants expired – 125,000 (2021: none). There was no activity in warrants during the year ended December 31, 2021.

8. Commitments and Contingencies

Leases.

PrestoCorp leased office space through WeWork in New York on a month-to-month basis which ended in April 2022. On April 12, 2022, PrestoCorp signed a new lease in New York with Spaces for a two-year term at $2,590 per month expiring in April 2024. Upon signing the lease with Spaces, the Company recognized a lease liability and a right of use asset of $56,595 using a discount rate of 10%. The future lease payments under the new lease are as follows:

From January 1, 2023 to December 31, 2023	$31,080
From January 1, 2024 to April 30, 2024	10,360
Subtotal	41,440
Less imputed interest	(2,472)
Net lease liability	38,968
Current Portion	(28,736)
Long-term portion	$10,232

Rent expense for the years ended December 31, 2022 and 2021 was $40,720 and $36,922, respectively.

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of December 31, 2022, no claims are outstanding.

9. Proposed Merger with MJ Harvest, Inc.

On August 8, 2022, the Company entered into a Merger Agreement (the “Merger Agreement”) with MJ Harvest, Inc. (“MJHI”). Pursuant to the Merger Agreement, MJHI will merge with and into the Company and the Company will be the surviving corporation in the Merger. The Merger is expected to be consummated once the shareholders of the Company and the shareholders of MJHI approve the Merger which management expects will be completed early in the second quarter of calendar year 2023. The terms of the Merger Agreement are summarized below:

•	The name of the surviving company in the Merger will be Cannabis Sativa, Inc.
•	Each share of MJHI common stock outstanding on the effective date of the Merger will be converted into 2.7 shares of CBDS Common Stock.
•	The Merger is subject to majority approval of the shareholders of both MJHI and CBDS.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

•

The shareholders of MJHI and CBDS will have rights to dissent from the Merger, and, if the notice of dissent is properly given, the dissenting shareholders may be paid fair value for such dissented shares.

•	The Board of Directors of the surviving company following the Merger is intended to consist of Patrick Bilton, Randy Lanier, Clinton Pyatt, and David Tobias.
•	The Executive Officers of the Company following the Merger are intended to include Patrick Bilton - Chief Executive Officer, Clinton Pyatt - Chief Operating Officer.
•	The Merger Agreement includes representations and warranties, covenants, and conditions for MJHI and CBDS as are customary for transactions of this nature.
•	No brokerage fees are payable in connection with the Merger.
•	If majority shareholder approval of the merger is not obtained, the Merger will not occur, and the Merger Agreement will be terminated.
•	All costs and expenses in connection with the Merger transactions will be borne by CBDS, except that MJHI will be responsible for expenses of its own legal counsel and auditing costs.

10. Income Taxes

The Company did not recognize a tax provision or benefit for the years ended December 31, 2022 and 2021 due to ongoing net losses and a valuation allowance. At December 31, 2022 and 2021, the Company had net deferred tax assets which will not be realized and are fully reserved by valuation allowances.

At December 31, 2022 and 2021, the Company had net deferred tax assets principally arising from net operating loss carryforward for income tax purposes and differences in the carrying values of goodwill and intangibles between the Company’s financial statements and its income tax returns. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at December 31, 2022 and 2021.

The components of the Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax asset:
Net operating loss carryforwards	$3,981,000	$3,700,000
Intangibles and goodwill	1,036,000	1,034,000
Investments	66,000	82,000
Other	(3,000)	45,000
Total deferred tax assets	5,080,000	4,861,000
Valuation allowance	(5,080,000)	(4,861,000)
Net deferred tax assets	$-	$-

At December 31, 2022, the Company had net operating loss carry forwards of approximately $19,000,000 for federal and state purposes, $10,000,000 of which expire between 2023 through 2040. The remaining balance of $9,000,000 will never expire but utilization is limited to 80% of taxable income in any future year.

The reconciliation of the federal income tax rate and the Company’s tax provision (benefit) at December 31, 2022 is as follows:

	2022	2021
Provision (benefit) computed using the statutory rate:	$(247,000)	$(562,000)
Permanent differences	10,000	48,000
Change in estimate	18,000	(4,000)
Change in valuation allowance	219,000	518,000
Total income tax provision (benefit)	$––	$––

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized. The Company is subject to possible tax examinations for the fiscal years 2019 through 2022. Prior year tax attributes could be adjusted by taxing authorities. If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

11.  Subsequent Event

On March 22, 2023, the Company issued an aggregate of 2,450,000 restricted shares of common stock of the Company to two persons who are officers of a subsidiary of the Company.  The issued shares were bonus shares awarded to the individuals in the first quarter of 2023 and had a fair value of $88,200.

