Form 10-K/A
period 2022-12-31
Cannabis Sativa, Inc.
filed 2023-04-20
CIK 1360442

UNITED STATES

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

None.

Explanatory Note:

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 18, 2023, is for the purpose of adding the financial statement XBRL files to that filing.  Otherwise, the original filing remains the same.

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

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location
2.1	2	Agreement and Plan of Reorganization among Ultra Sun Corporation, Ultra Merger Corp. and Wild Earth Naturals, Inc., dated as of July 12, 2013*	Incorporated by Reference(1)
2.2	2	Articles of Merger among Ultra Merger Corp. and Wild Earth Naturals dated as of July 12, 2013	Incorporated by Reference(1)
2.3	2	Plan of Merger among Ultra Merger Corp. and Wild Earth Naturals dated as of July 12, 2013	Incorporated by Reference(1)
3.1	3	Articles of Incorporation	Incorporated by Reference(2)
3.2	3	Bylaws	Incorporated by Reference(2)
10.1	10	Consulting Agreement dated July 12, 2013 between Ultra Sun Corporation and Neil Blosch	Incorporated by Reference(1)
10.2	10	Form of Convertible Promissory Notes dated as of April 22, 2013 and Schedule of Notes Beneficially Owned by Officers, Directors and Principal Stockholders as of July 15, 2013	Incorporated by Reference(1)
10.3	10	Offer for Purchase and Sale of Business and Assets Between LST Utah, LLC and the Registrant dated August 23, 2013 and related agreements	Incorporated by Reference(3)
10.4	10	Noncompetition Agreement among the Registrant, David Tobias and LST Utah, LLC dated as of September 27, 2013.	Incorporated by Reference(3)

Exhibit Number	SEC Reference Number	Title of Document	Location
31.1	31	Section 302 Certification of Chief Executive Officer	Incorporated by Reference(5
31.2	31	Section 302 Certification of Chief Financial Officer	Incorporated by Reference(5)
32.1	32	Section 1350 Certification of Chief Executive Officer	Incorporated by Reference(5)
32.2	32	Section 1350 Certification of Chief Financial Officer	Incorporated by Reference(5)
101.INS(4)		XBRL Instance Document
101.SCH(4)		XBRL Taxonomy Extension Schema
101.CAL(4)		XBRL Taxonomy Extension Calculation Linkbase
101.DEF(4)		XBRL Taxonomy Extension Definition Linkbase
101.LAB(4)		XBRL Taxonomy Extension Label Linkbase
101.PRE(4)		XBRL Taxonomy Extension Presentation Linkbase

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

(5)	Attached to the original Form 10-K filed with the Securities and Exchange Commission on April 18, 2023.

[SIGNATURES ON NEXT PAGE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.
(Registrant)

Dated: April 20, 2023	By:	/s/ David Tobias
David Tobias
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Tobias
Dated: April 20, 2023	David Tobias
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Catherine Carroll
Dated: April 20, 2023	Catherine Carroll
Director

/s/ Trevor Reed
Dated: April 20, 2023	Trevor Reed
Director

/s/ Robert N. Tankson III
Dated: April 20, 2023	Robert N. Tankson III
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

