Form 10-Q
period 2023-03-31
Cannabis Sativa, Inc.
filed 2023-06-14
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

The number of shares of the issuer’s Common Stock outstanding as of June 13, 2023, is 49,329,540.

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

Results of Operations

Three Months Ended March 31, 2023, compared with the Three Months Ended March 31, 2022

	Three Months Ended
	A	B	A-B
	March 31, 2023	March 31, 2022	Change	Change %
REVENUE	$345,368	$423,701	$(78,333)	(18)%
Cost of revenues	105,401	158,689	(53,288)	(34)%
Cost of sales % of total sales	31%	37%	(6)%
Gross profit	239,967	265,012	(25,045)	(9)%
Gross profit % of sales	69%	63%	6%
EXPENSES
Professional fees	53,141	121,906	(68,765)	(56)%
Depreciation and amortization	37,989	42,353	(4,364)	(10)%
Wages and salaries	115,103	186,761	(71,658)	(38)%
Advertising	2,846	16,221	(13,375)	(82)%
General and administrative	143,249	227,602	(84,353)	(37)%
Total expenses	352,328	594,843	(242,515)	(41)%
NET LOSS FROM CONTINUING OPERATIONS	(112,361)	(329,831)	217,470	(66)%

Revenue for the fiscal quarter ended March 31, 2023, decreased 18% compared to the period ended March 31, 2022. Cost of revenues as a percentage of sales decreased 6% between the periods. The decrease in revenues is primarily a result of the lessening impact COVID-19 as we progressed into 2022.  In 2021, COVID-19 and the associated concerns with in-person visits to doctors’ offices caused a surge in the use of telemedicine in general and the Company benefitted from this with an increase in customers seeking medical marijuana cards through telemedicine.  The first quarter of 2022 continued to benefit somewhat from this surge but as the public grew more accustomed to the pandemic, and as vaccinations and booster shots became widely available, the demand for remote visits with physicians for medical marijuana cards decreased. This softening in the demand for our service continued during the first quarter of 2023.

2

Total operating expenses decreased 41% in the first quarter of 2023 compared with the first quarter of 2022 which trended down as did revenue in the current period. Professional fees and general and administrated fees decreased with continuing efforts at cost reduction. Wages and salaries decreased as a result of the death of our CFO in the fourth quarter of 2022 and our CEO assuming those duties without an increase in salary.

Liquidity and Capital Resources

Cash provided by operating activities was $4,241 in the quarter ended March 31, 2023, compared to cash used by operating activities of $47,799 during the quarter ended March 31, 2022. In the first quarter of 2023, financing activities provided $11,061, consisting of net proceeds from related party notes. We ended the first quarter of 2023 with $102,399 in cash on hand.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $500,101 and $100,353, respectively, for the quarters ended March 31, 2023, and 2022 and had an accumulated deficit of $81,125,991 as of March 31, 2023. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

The amount of cash on hand the Company has does not provide sufficient liquidity to meet the immediate needs of our current operations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

3

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended March 31, 2023, 320,513 shares of common stock were issued to convert $15,000 of a note payable to a non-related party. Also, during the quarter, the Company issued a convertible note to a contract services provider in the principal amount of $72,262. The note bears interest at 8% and is due December 31, 2023.

The securities issued were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cannabis Sativa, Inc.

Date: June 14, 2023

By:	/s/ David Tobias
David Tobias Principal Executive Officer Principal Financial Officer

6

CANNABIS SATIVA, INC.

Contents

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$102,399	$97,445
Investment in equity securities, at fair value	3,600	379,858

Total Current Assets	105,999	477,303

Advances to related party	75,054	55,666
Right of use asset	32,050	38,968
Property and equipment, net	2,640	2,709
Intangible assets, net	121,022	158,943
Goodwill	1,837,202	1,837,202

Total Assets	$2,173,967	$2,570,791

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable and accrued expenses	$128,483	$164,411
Operating lease liability, current	29,460	28,736
Accrued interest - related parties	16,424	16,374
Convertible notes payable	250,762	168,500
Notes payable to related parties	117,761	91,700

Total Current Liabilities	542,890	469,721

Long-term liabilities
Operating lease liability, long term	2,590	10,232
Stock payable	430,269	418,156

Total Liabilities	975,749	898,109

Commitments and contingencies (Notes 6 and 8)

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; -0- and 777,654 issued and outstanding, respectively	—	—
Common stock $0.001 par value; 495,000,000 shares authorized; 45,886,878 and 45,566,363 shares issued and outstanding, respectively	45,888	45,567
Additional paid-in capital	80,964,934	80,939,618
Accumulated deficit	(81,125,991)	(80,603,069)

Total Cannabis Sativa, Inc. Stockholders' Equity (Deficit)	(115,169)	382,116

Non-Controlling Interest	1,313,387	1,290,566

Total Stockholders' Equity	1,198,218	1,672,682

Total Liabilities and Stockholders' Equity	$2,173,967	$2,570,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the three months ended March 31,	2023	2022

Revenues	$345,368	$423,701

Cost of Revenues	105,401	158,689

Gross Profit	239,967	265,012

Operating Expenses
Professional fees	53,141	121,906
Depreciation and amortization	37,989	42,353
Wages and salaries	115,103	186,761
Advertising	2,846	16,221
General and administrative	143,249	227,602

Total Operating Expenses	352,328	594,843

Loss from Operations	(112,361)	(329,831)

Other (Income) and Expenses
Unrealized (gain) loss on investment	211,483	(246,654)
Loss on debt settlement	10,641	—
Loss on sale of investment securities	155,735	—
Interest expense	9,881	17,176

Total Other (Income) Expenses, Net	387,740	(229,478)

Loss Before Income Taxes	(500,101)	(100,353)

Income Taxes	—	—

Net Loss for the Period	(500,101)	(100,353)

Income (loss) attributable to non-controlling interest - PrestoCorp	22,821	(9,462)

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$(522,922)	$(90,891)

Net Loss for the Period per Common Share: Basic & Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic & Diluted	45,669,639	30,746,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD ENDED MARCH 31, 2023 AND 2022 - UNAUDITED

					Additional		Non-controlling
	Preferred Stock		Common Stock		Paid-In	Accumulated	Interest -
	Shares	Amount	Shares	Amount	Capital	Deficit	Prestocorp	Total

Balance - January 1, 2022	777,654	$778	30,746,865	$30,748	$79,151,240	$(79,475,968)	$1,338,102	$1,044,900
Net loss for period	—	—	—	—	—	(90,891)	(9,462)	(100,353)
Balance - March 31, 2022	777,654	$778	$30,746,865	$30,748	$79,151,240	$(79,566,859)	$1,328,640	$944,547

Balance - January 1, 2023	—	$—	45,566,363	$45,567	$80,939,618	$(80,603,069)	$1,290,566	$1,672,682
Common Stock Issued - Note Payable Conversion	—	—	320,513	321	25,316	—	—	25,637
Net loss for the period	—	—	—	—	—	(522,922)	22,821	(500,101)

Balance - March 31, 2023	—	$—	45,886,876	$45,888	$80,964,934	$(81,125,991)	$1,313,387	$1,198,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the three months ended March 31,	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(500,101)	$(100,353)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Unrealized loss (gain) on investments	211,483	(246,654)
Depreciation and amortization	37,989	42,353
Loss on debt settlement	10,641	—
Loss on sale of investment securities	155,735	—
Stock issued for services	—	195,675
Stock payable for services	84,375	—
Note payable issued for services	40,000	15,000
Write off of abandoned equipment	—	585
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	(35,931)	30,171
Accrued interest - related parties	50	15,424
Net Cash Provided by (Used in) Operating Activities	4,241	(47,799)

Cash Flows from Investing Activities:
Proceeds from sale of stock held for investment	9,040	—
Advances to related party	(19,388)	—
Net Cash Used in Investing Activities	(10,348)	—

Cash Flows from Financing Activities:
Proceeds from related parties notes payable, net	11,061	6,340
Net Cash Provided by Financing Activities	11,061	6,340

NET CHANGE IN CASH	4,954	(41,459)

CASH AT BEGINNING OF PERIOD	97,445	194,060

CASH AT END OF PERIOD	$102,399	$152,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2023 and 2022

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

Our primary operations for the years ended December 31, 2022 through March 31, 2023 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

Basis of Presentation

Operating results for the three months ended March 31, 2023 may not be indicative of the results expected for the full year ending December 31, 2023. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2022, as filed with the United States Securities and Exchange Commission on April 20, 2023.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2023, and its results of operations, cash flows, and changes in stockholders’ equity for the three months ended March 31, 2023. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements

Principles of Consolidation:

The consolidated financial statements include the accounts of Cannabis Sativa, Inc. (the “Company” or “CBDS”), and its wholly-owned subsidiaries and PrestoCorp, a 51% owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2023 and 2022

Going Concern:

The Company has an accumulated deficit of $81,125,991 at March 31, 2023, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

 Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the three months ended March 31, 2023 and 2022, the Company had 50,000 and 175,000 outstanding warrants, respectively, and -0- and 777,654 shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted. The number of shares that can be converted per the convertible note agreement can be converted after December 31, 2022 thus are dilutive as of March 31, 2023.

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
For the Three Months Ended March 31, 2023 and 2022

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at December 31, 2022 and 2021:

	March 31, 2023	December 31, 2022
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,414,388)	(1,214,604)
Net Intangible Assets	$121,022	$320,806

Amortization expense for each of the three months ended March 31, 2023 and 2022 was $37,921 and $42,285, respectively.

Amortization of intangibles through 2027 is:

April 1, 2023 to March 31, 2024	$116,120
April 1, 2024 to March 31, 2025	932
April 1, 2025 to March 31, 2026	932
April 1, 2026 to March 31, 2027	932
April 1, 2027 to March 31, 2028	932
April 1, 2028 to March 31, 2029	1,174

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,173,000 as of March 31, 2023 and December 31, 2022. The balance of goodwill at March 31, 2023 and December 31, 2022 was $1,837,202.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2023 and 2022

3. Related Party Transactions

In addition to items disclosed in Note 6, the Company had additional related party transactions during the three months ended March 31, 2023 and 2022.

Historically, the Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

During the three months ended March 31, 2023, David Tobias, the Company’s chief executive officer and director, loaned $11,060 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2023.

During the three months ended March 31, 2023, the Company and Cathy Carroll, director, entered into a note payable for $70,000 for compensation due her for services. Ms. Carroll’s note bears interest at 8% per annum and is due December 31, 2024. The notes payable totaled $55,000  at December 31, 2022.

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

The following tables reflect the related party note payable balances.

	Related party notes	Accrued interest	Total
	March 31, 2023
David Tobias, CEO & Director	$43,761	$12,482	$56,243
New Compendium, greater than 10% Shareholder	-	1,906	1,906
Cathy Carroll, Director	70,000	986	70,986
Other Affiliates	4,000	1,050	5,050
Totals	$117,761	$16,424	$134,185

	Related party notes	Accrued interest	Total
	December 31, 2022
David Tobias, CEO & Director	$32,700	$12,482	$45,182
New Compendium, greater than 10% Shareholder	–	1,906	1,906
Cathy Carroll, Director	55,000	986	55,986
Other Affiliates	4,000	1,000	5,000
Totals	$91,700	$16,374	$108,074

During the three months ended March 31, 2023 and 2022, the Company incurred approximately $-0- and $14,000, respectively, for consulting services from a nephew of the Company’s president. The services were accrued at March 31, 2022 and paid in common stock in April 2022. These amounts are included in the statements of operations in general and administrative expenses.

At March 31, 2023 and December 31, 2022, the Company has a balance due from MJ Harvest, Inc., with whom the Company plans to merge, of $75,054 and $55,666 (see Note 8). The amount is included in advances to related party on the condensed consolidated balance sheets. The funds were advanced to MJ Harvest, Inc. to cover operating expenses.

At March 31, 2023 and December 31, 2022 the Company had stock payable in the amount $430,268 and $345,893 due to related parties; directors and contract officers.

4. Investments

At March 31, 2023 and December 31, 2022, the Company owns -0- and 8,238,769 shares respectively, of common stock of Medical Cannabis Payment Solutions (ticker: REFG). At March 31, 2023 and December 31, 2022, the fair value of the investment in REFG was $-0- and $12,358, respectively. The Company sold all of its position in REFG during the three months ended March 31, 2023 and recognized a loss on the sale of investment securities in the amount of $155,735.  For the three months ended March 31, 2022 the Company recognized a gain on the change in fair value of $15,654.

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG. The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable. The fair value of the Company’s investment at March 31, 2023 and December 31, 2022 was $3,600 and $367,500 resulting in a gain (loss) of ($211,483) and $231,000 for the change in fair value during the three months ended March 31, 2023 and 2022, respectively.

5. Convertible Notes Payable

On August 25, 2022 and November 7, 2022, the Company entered into an agreement with 1800 Diagonal Lending, LLC (“Diagonal”) whereby the Company issued convertible notes to Diagonal with principal amounts of $104,250 and $64,250, respectively. The notes bear interest at 10% and have terms of one year when payment of principal and interest is due. After 180 days, the notes are convertible into shares of the Company’s common stock the number of which determined by dividing the principal balance outstanding by 65% of the lowest trading price of the Company’s stock during the five previous trading days before the date of the conversion.  On March 2, 2023, Diagonal converted $15,000 of their note payable from August into 320,513 shares of common stock.  As of March 31, 2023 amounts due to Diagonal total $89,250 and $64,250, respectively.

On January 1, 2023, the Company entered into an agreement with Carolyn Merrill (“Carolyn”) whereby the Company issued a convertible note to Carolyn with a principal amount of $72,262.  As stated in the January 1, 2023 agreement Ms Merrill’s contract compensation will also be added to the note for her services through March 31, 2023 in the amount of $25,000. Total note payable at March 31,2023 is $ 97,262. The note bears interest at 8% and has a term of one year when payment of principal and interest is due. If payment by S-8 shares the amount paid will be with a 10% discount, if by agreement and paid with restricted stock will be with a 20% discount.  Both methods are calculated using the lowest 3 closing prices during the 15 trading days preceding the first day of the next calendar quarter.

At March 31, 2023 and December 31, 2022, accrued interest payable and interest expense on these notes was $10,204 and $4,546. Accrued interest payable is included in accounts payable and accrued expenses on the consolidated balance sheet.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2023 and 2022

6. Stockholders’ Equity

Change in Authorized Shares

The Company increased the number of authorized common shares the Company is authorized to issue to 495,000,000 on August 8, 2022. This change in capital structure was approved without a meeting by the consent of the shareholders holding a majority of the common stock outstanding and Articles of Amendment were filed with the State of Nevada.

Securities Issuances

During the three months ended March 31, 2023, 320,513 shares of common stock were issued to convert $15,000 of a note payable to a non-related party.  See Note 5.

Stock payable at March 31, 2023 consists of 1,219,513 preferred shares and 838,415 common shares owed to members of the board of directors for directors’ fees and contract services. These shares were valued at $84,375 based on the fair value of the Company’s common stock at the date of board authorization. Subsequent to year end, no issuances of the shares have been made.

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

 2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021. At March 31, 2023, 44,425 shares were available for future issuance.

Warrants

At March 31, 2023 and December 31, 2022, the Company has outstanding warrants to purchase 50,000 shares of the Company’s common stock. As of March 31, 2023, the warrants have an exercise price of $2.00 and expire in July and August 2023. During the three months ended March 31, 2023 and 2022, warrants activity consisted of the following: warrants issued – none (2022: none), warrants exercised – none (2022: none), warrants expired – none (2022: none).

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2023 and 2022

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

From April 1, 2023 to March 31, 2024	$31,080
From April 1, 2024 to March 31, 2025	2,590
Subtotal	33,670
Less imputed interest	(1,620)
Net lease liability	32,050
Current Portion	(29,460)
Long-term portion	$2,590

Rent expense for the three months ended March 31, 2023 and 2022 was $8,416 and $18,723, respectively.

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of March 31, 2023, no claims are outstanding.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2023 and 2022

8. Proposed Merger with MJ Harvest, Inc.

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

9. Subsequent Event

On May 5, 2023, the Company issued an aggregate of 2,450,000 restricted shares of common stock of the Company to two persons who are officers of a subsidiary of the Company. The issued shares were bonus shares awarded to the individuals in the first quarter of 2023 and had a fair value of $88,200.

