Form 10-Q
period 2023-09-30
Cannabis Sativa, Inc.
filed 2023-11-20
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

The number of shares of the issuer’s Common Stock outstanding as of November 1, 2023, is 72,214,039.

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

Results of Operations

Three Months Ended September 30, 2023, compared with the Three Months Ended September 30, 2022

	Three Months Ended
	A	B	A-B
	September 30, 2023	September 30, 2022	Change	Change %
REVENUE	$271,207	$383,079	$(111,872)	(29)%
Cost of revenues	102,472	149,943	(47,471)	(32)%
Cost of sales % of total sales	38%	39%		(0)%
Gross profit	168,735	233,136	(64,401)	(28)%
Gross profit % of sales	62%	61%
EXPENSES
Professional fees	61,065	208,515	(147,450)	(71)%
Depreciation and amortization	37,989	39,440	(1,451)	(4)%
Wages and salaries	143,935	188,622	(44,687)	(24)%
Advertising	1,637	1,599	38	2%
General and administrative	145,633	177,658	(32,025)	(18)%
Total expenses	390,259	615,834	(225,575)	(37)%
NET LOSS FROM CONTINUING OPERATIONS	(221,524)	(382,698)	161,174	42%

Revenue for the three months ended September 30, 2023, decreased 29% compared to the three months ended September 30, 2022. Cost of revenues as a percentage of sales decreased 32% between the periods. The decrease in revenues is primarily a result of the lessening impact COVID-19 as we progressed into 2022.  In 2021, COVID-19 and the associated concerns with in-person visits to doctors’ offices caused a surge in the use of telemedicine in general and the Company benefitted from this with an increase in customers seeking medical marijuana cards through telemedicine.  The first quarter of 2022 continued to benefit somewhat from this surge but as the public grew more accustomed to the pandemic, and as vaccinations and booster shots became widely available, the demand for remote visits with physicians for medical marijuana cards decreased. This softening in the demand for our service continued during the third quarter of 2023.

Total operating expenses decreased 37% in the three months ended September 30, 2023 compared with the three months ended September 30, 2022.  Professional fees, wages and salaries and general and administrated fees decreased. Wages and salaries decreased as a result of the death of our CFO in the fourth quarter of 2022 and our CEO assuming those duties without an increase in salary.  Professional fees decreased with continuing efforts at cost reduction. Depreciation and amortization decreased in part due to the discontinuation of GKMP and IBUD, as reflected below. Advertising costs were increased slightly by taking a more focused approach to our target markets.

Nine Months Ended September 30, 2023, compared with the Nine Months Ended September 30, 2022

	Nine Months Ended
	A	B	A-B
	September 30, 2023	September 30, 2022	Change	Change %
REVENUE	$939,772	$1,262,868	$(323,096)	(26)%
Cost of revenues	328,481	479,173	(150,692)	(31)%
Cost of sales % of total sales	35%	38%		(3)%
Gross profit	611,291	783,695	(172,404)	(22)%
Gross profit % of sales	65%	62%		3%
EXPENSES
Professional fees	222,963	419,923	(196,960)	(47)%
Depreciation and amortization	113,968	124,147	(10,179)	(8)%
Wages and salaries	468,728	559,533	(90,805)	(16)%
Advertising	9,113	33,128	(24,015)	(73)%
General and administrative	435,221	534,022	(98,801)	(19)%
Total expenses	1,249,933	1,670,753	(420,820)	(25)%
NET LOSS FROM CONTINUING OPERATIONS	(638,702)	(887,058)	248,356	28%

Revenue for the nine months ended September 30, 2023, decreased 26% compared to the nine months ended September 30, 2022. Cost of revenues as a percentage of sales decreased 31% between the periods. The decrease in revenues is primarily a result of the lessening impact COVID-19 as we progressed into 2022.  In 2021, COVID-19 and the associated concerns with in-person visits to doctors’ offices caused a surge in the use of telemedicine in general and the Company benefitted from this with an increase in customers seeking medical marijuana cards through telemedicine.  The first quarter of 2022 continued to benefit somewhat from this surge but as the public grew more accustomed to the pandemic, and as vaccinations and booster shots became widely available, the demand for remote visits with physicians for medical marijuana cards decreased. This softening in the demand for our service continued during the third quarter of 2023.

Total operating expenses decreased 25% in the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022.  Professional fees, wages and salaries and general and administrated fees decreased. Wages and salaries decreased as a result of the death of our CFO in the fourth quarter of 2022 and our CEO assuming those duties without an increase in salary, however $88,200 was paid out in bonuses.  Professional fees decreased with continuing efforts at cost reduction. Depreciation and amortization decreased in part due to the discontinuation of GKMP and IBUD, as reflected below. Advertising costs were reduced by taking a more focused approach to our target markets.

Liquidity and Capital Resources

Cash used in operating activities was $31,960 and $120,730 in the nine months period ended September 30, 2023 and 2022, respectively. In the nine months period ended September 30, 2023, financing activities provided $59,775, consisting of net proceeds from related party notes and convertible notes payable. We ended the third quarter of 2023 with $114,912 in cash on hand.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $995,109 and $505,520, respectively, for the nine months ended September 30, 2023, and 2022 and had an accumulated deficit of $81,686,225 as of September 30, 2023. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings, and, to the best of our knowledge, no such legal proceedings have been threatened against us.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2023, 11,810,847 shares of common stock were issued to convert $134,250 of notes payable to a non-related party. Also, during the nine months ended September 30, 2023, the Company issued a convertible note to a contract services provider in the principal amount of $72,262. The note bears interest at 8% and is due December 31, 2023.

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

Date: November 15, 2023

By:	/s/ David Tobias
David Tobias Principal Executive Officer Principal Financial Officer

CANNABIS SATIVA, INC.

Contents

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$114,912	$97,445
Investment in equity securities, at fair value	30,000	379,858
Right of use asset	17,687	—

Total Current Assets	162,599	477,303

Advances to related party	75,054	55,666
Right of use asset	—	38,968
Property and equipment, net	2,504	2,709
Intangible assets, net	45,180	158,943
Goodwill	1,837,202	1,837,202

Total Assets	$2,122,539	$2,570,791

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$69,058	$164,411
Operating lease liability, current	17,687	28,736
Accrued interest - related parties	16,524	16,374
Convertible notes payable	164,568	168,500
Notes payable to related parties	163,420	91,700

Total Current Liabilities	431,257	469,721

Long-term liabilities
Operating lease liability, long term	—	10,232
Stock payable	665,595	418,156

Total Liabilities	1,096,852	898,109

Commitments and contingencies (Notes 6 and 8)

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; -0- and 777,654 issued and outstanding, respectively	—	—
Common stock $0.001 par value; 495,000,000 shares authorized; 59,827,210 and 45,566,363 shares issued and outstanding, respectively	59,828	45,567
Additional paid-in capital	81,273,471	80,939,618
Accumulated deficit	(81,686,225)	(80,603,069)

Total Cannabis Sativa, Inc. Stockholders' Equity (Deficit)	(352,926)	382,116

Non-Controlling Interest	1,378,613	1,290,566

Total Stockholders' Equity	1,025,687	1,672,682

Total Liabilities and Stockholders' Equity	$2,122,539	$2,570,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenues	$271,207	$383,079	$939,772	$1,262,868

Cost of Revenues	102,472	149,943	328,481	479,173

Gross Profit	168,735	233,136	611,291	783,695

Operating Expenses
Professional fees	61,065	208,515	222,963	419,923
Depreciation and amortization	37,989	39,440	113,968	124,147
Wages and salaries	143,935	188,622	468,728	559,533
Advertising	1,637	1,599	9,113	33,128
General and administrative	145,633	177,658	435,221	534,022

Total Operating Expenses	390,259	615,834	1,249,993	1,670,753

Loss from Operations	(221,524)	(382,698)	(638,702)	(887,058)

Other (Income) and Expenses
Unrealized (gain) loss on investment	(28,800)	(300,295)	185,083	(404,937)
Employee Retention Credit	(139,970)	—	(139,970)	—
Loss on debt settlement	88,591	—	99,118	—
Loss on sale of investment securities	—	—	155,735	—
Interest expense	37,327	4,228	56,441	23,399

Total Other (Income) Expenses, Net	(42,852)	(296,067)	356,407	(381,538)

Loss Before Income Taxes	(178,672)	(86,631)	(995,109)	(505,520)

Income Taxes	—	—	—	—

Net Loss for the Period	(178,672)	(86,631)	(995,109)	(505,520)

Income (loss) attributable to non-controlling interest - PrestoCorp	49,076	(19,073)	88,047	3,494

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$(227,748)	$(67,558)	$(1,083,156)	$(509,014)

Net Loss for the Period per Common Share: Basic & Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic & Diluted	52,119,640	44,797,896	48,676,647	35,674,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 - UNAUDITED

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest -
	Shares	Amount	Shares	Amount	Capital	Deficit	Prestocorp	Total

Balance - January 1, 2022	777,654	$778	30,746,865	$30,748	$79,151,240	$(79,475,968)	$1,338,102	$1,044,900
Net loss for period	—	—	—	—	—	(90,891)	(9,462)	(100,353)

Balance - March 31, 2022	777,654	778	30,746,865	30,748	79,151,240	(79,566,859)	1,328,640	944,547
Conversion of preferred to common (1:1)	(131,880)	(132)	131,880	132	—	—	—	—
Conversion of preferred to common (19:1)	(288,223)	(288)	5,476,237	5,476	(5,188)	—	—	—
Shares issued for services	458,333	458	1,306,242	1,306	348,743	—	—	350,507
Shares issued in consideration of notes and interest payable - related parties	—	—	7,089,255	7,089	1,410,762	—	—	1,417,851
Net income (loss) for period	—	—	—	—	—	(350,565)	32,029	(318,536)

Balance - June 30, 2022	815,884	816	44,750,479	44,751	80,905,557	(79,917,424)	1,360,669	2,394,369
Conversion of preferred to common (1:1)	(120,176)	(120)	120,176	120	—	—	—	—
Net loss for period	—	—	—	—	—	(67,558)	(19,073)	(86,631)

Balance - September 30, 2022	695,708	$696	44,870,655	$44,871	$80,905,557	$(79,984,982)	$1,341,596	$2,307,738

Balance - January 1, 2023	—	$—	45,566,363	$45,567	$80,939,618	$(80,603,069)	$1,290,566	$1,672,682
Common Stock Issued - Note Payable Conversion	—	—	320,513	321	25,316	—	—	25,637
Net income (loss) for the period	—	—	—	—	—	(522,922)	22,821	(500,101)

Balance - March 31, 2023	—	—	45,886,876	45,888	80,964,934	(81,125,991)	1,313,387	1,198,218
Common Stock Issued - Note Payable Conversion	—	—	1,711,397	1,711	37,289	—	—	39,000
Shares issued for services	—	—	2,450,000	2,450	85,750	—	—	88,200
Net income (loss) for the period	—	—	—	—	—	(332,486)	16,150	(316,336)

Balance - June 30, 2023	—	—	50,048,273	50,049	81,087,973	(81,458,477)	1,329,537	1,009,082
Common Stock Issued - Note Payable Conversion	—	—	9,778,937	9,779	185,498	—	—	195,277
Net income (loss) for the period	—	—	—	—	—	(227,748)	49,076	(178,672)

Balance - September 30, 2023	—	$—	59,827,210	$59,828	$81,273,471	$(81,686,225)	$1,378,613	$1,025,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

For the nine months ended September 30,	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(995,109)	$(505,520)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Unrealized loss (gain) on investments	185,083	(404,937)
Interest Expense - Default on Notes	21,223	—
Depreciation and amortization	113,968	124,147
Loss on debt settlement	99,231	—
Loss on sale of investment securities	155,735	—
Stock issued for services	88,200	350,507
Stock payable for services	319,701	206,946
Note payable issued for services	70,000	45,000
Write off of abandoned equipment	—	583
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	(90,142)	47,020
Accrued interest - related parties	150	15,524
Net Cash Used in Operating Activities	(31,960)	(120,730)

Cash Flows from Investing Activities:
Cash purchase of equipment	—	(1,590)
Proceeds from sale of stock held for investment	9,040	—
Advances to related party	(19,388)	—
Net Cash Used in Investing Activities	(10,348)	(1,590)

Cash Flows from Financing Activities:
Proceeds from related parties notes payable, net	26,719	38,540
Proceeds from convertible note payable	33,056	104,250
Net Cash Provided by Financing Activities	59,775	142,790

NET CHANGE IN CASH	17,467	20,470

CASH AT BEGINNING OF PERIOD	97,445	194,060

CASH AT END OF PERIOD	$114,912	$214,530

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities
Shares issued in consideration of notes and interest payable - related parties	$30,000	$1,417,851
Recognition of operating lease liability and right of use asset	$—	$56,595
Shares issued in consideration of convertible notes payable	$160,236	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2023 and 2022

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

Our primary operations for the years ended December 31, 2022 through September 30, 2023 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

Basis of Presentation

Operating results for the three and nine months ended September 30, 2023 may not be indicative of the results expected for the full year ending December 31, 2023. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2022, as filed with the United States Securities and Exchange Commission on April 20, 2023.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2023, and its results of operations, cash flows, and changes in stockholders’ equity for the three and nine months ended September 30, 2023. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements.

Principles of Consolidation:

The consolidated financial statements include the accounts of Cannabis Sativa, Inc. (the “Company” or “CBDS”), and its wholly-owned subsidiaries and PrestoCorp, a 51% owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2023 and 2022

Going Concern:

The Company has an accumulated deficit of $81,686,225 at September 30, 2023, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

 Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the nine months ended September 30, 2023 and 2022, the Company had 50,000 and 175,000 outstanding warrants, respectively, and -0- and 777,654 shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted. The number of shares that can be converted per the convertible note agreement can be converted after December 31, 2022 thus are dilutive as of September 30, 2023.

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

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2023 and 2022

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at September 30, 2023   and December 31, 2022:

	September 30, 2023	December 31, 2022
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,490,230)	(1,376,467)
Net Intangible Assets	$45,180	$158,943

Amortization expense for the three and nine months ended September 30, 2023 and 2022 was $37,921 (2022: $39,372) and $113,763 (2022: $123,942), respectively.

Amortization of intangibles through 2029 is:

October 1, 2023 to September 30, 2024	$40,744
October 1, 2024 to September 30, 2025	932
October 1, 2025 to September 30, 2026	932
October 1, 2026 to September 30, 2027	932
October 1, 2027 to September 30, 2028	932
October 1, 2028 to September 30, 2029	708

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,173,000 as of September 30, 2023 and December 31, 2022. The balance of goodwill at September 30, 2023 and December 31, 2022 was $1,837,202.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2023 and 2022

3. Related Party Transactions

In addition to items disclosed in Note 6, the Company had additional related party transactions during the nine months ended September 30, 2023 and 2022.

Historically, the Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

During the nine months ended September 30, 2023, David Tobias, the Company’s chief executive officer and director, loaned $22,721 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2023.

During the nine months ended September 30, 2023, the Company and Cathy Carroll, director, entered into a note payable for $45,000 for compensation due her for services. Ms. Carroll’s note bears interest at 8% per annum and is due December 31, 2024. The note payable totaled $100,000 and $55,000 at September 30, 2023 and December 31, 2022, respectively.

During the nine months ended September 30, 2023, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 8% per annum in the amounts of $16,374 and $66,872, respectively.

The following tables reflect the related party note payable balances.

	Related party notes	Accrued interest	Total
	September 30, 2023
David Tobias, CEO & Director	$59,420	$12,482	$71,902
New Compendium, greater than 10% Shareholder	-	1,906	1,906
Cathy Carroll, Director	100,000	986	100,986
Other Affiliates	4,000	1,150	5,150
Totals	$163,420	$16,524	$179,944

	Related party notes	Accrued interest	Total
	December 31, 2022
David Tobias, CEO & Director	$32,700	$12,482	$45,182
New Compendium, greater than 10% Shareholder	––	1,906	1,906
Cathy Carroll, Director	55,000	986	55,986
Other Affiliates	4,000	1,000	5,000
Totals	$91,700	$16,374	$108,074

During the three and nine months ended September 30, 2023 and 2022, the Company incurred approximately $-0- (2022: $-0-) and $-0- (2022: $26,389), respectively, for consulting services from a nephew of the Company’s president. The services were accrued at September 30, 2022 and paid in common stock. These amounts are included in the statements of operations in general and administrative expenses.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2023 and 2022

At September 30, 2023 and December 31, 2022, the Company has a balance due from MJ Harvest, Inc., with whom the Company plans to merge, of $75,054 and $55,666 (see Note 8). The amount is included in advances to related party on the condensed consolidated balance sheets. The funds were advanced to MJ Harvest, Inc. to cover operating expenses.

At September 30, 2023 and December 31, 2022 the Company had stock payable in the amount $521,874 and $345,893 due to related parties; directors and contract officers.

Income Statement

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Directors' fee	$35,625	$45,000
Outside services	178,125	318,750
Management fee	77,201	141,000
Payroll expenses	37,044	-0-

4. Investments

At September 30, 2023 and December 31, 2022, the Company owns -0- and 8,238,769 shares respectively, of common stock of Medical Cannabis Payment Solutions (ticker: REFG). At September 30, 2023 and December 31, 2022, the fair value of the investment in REFG was $-0- and $12,358, respectively. The Company sold all of its position in REFG during the nine months ended September 30, 2023 and recognized a loss on the sale of investment securities in the amount of $155,735.

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG. The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable. The fair value of the Company’s investment at September 30, 2023 and December 31, 2022 was $30,000 and $367,500 resulting in a gain (loss) of $28,800 (2022: $300,295) and ($337,500) (2022: $404,937) for the change in fair value during the three and nine months ended September 30, 2023 and 2022, respectively.

5. Convertible Notes Payable

On August 25, 2022 and November 7, 2022, the Company entered into an agreement with 1800 Diagonal Lending, LLC (“Diagonal”) whereby the Company issued convertible notes to Diagonal with principal amounts of $104,250 and $64,250, respectively. The notes bear interest at 10% and have terms of one year when payment of principal and interest is due. After 180 days, the notes are convertible into shares of the Company’s common stock the number of which determined by dividing the principal balance outstanding by 65% of the lowest trading price of the Company’s stock during the five previous trading days before the date of the conversion.  During the nine months ended September 30, 2023, Diagonal converted $134,250 of their notes payable plus $26,435 of default proceeds and interest into 11,810,847 shares of common stock.  As of September 30, 2023 amount due to Diagonal is $34,250.

On January 1, 2023, the Company entered into an agreement with Carolyn Merrill (“Carolyn”) whereby the Company issued a convertible note to Carolyn with a principal amount of $72,262.  As stated in the January 1, 2023 agreement Ms Merrill’s contract compensation will also be added to the note for her services through September 30, 2023 in the amount of $25,000. Total note payable at September 30, 2023 is $97,262.  The note bears interest at 8% and has a term of one year when payment of principal and interest is due. If payment by S-8 shares the amount paid will be with a 10% discount, if by agreement and paid with restricted stock will be with a 20% discount.  Both methods are calculated using the lowest 3 closing prices during the 15 trading days preceding the first day of the next calendar quarter.

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2023 and 2022

On September 18, 2023 the Company entered into an agreement with Quick Capital, LLC whereby the Company issued a convertible note with a principal amount of $33,055. The maturity date is nine months after the issue date, accruing interest at 12% per annum and can be converted after 180 days from date of issue at a fixed rate of $0.01 per share.

At September 30, 2023 and December 31, 2022, accrued interest payable and interest expense on these notes was $14,433 and $4,546. Accrued interest payable is included in accounts payable and accrued expenses on the consolidated balance sheet.

6. Stockholders’ Equity

Change in Authorized Shares

The Company increased the number of authorized common shares the Company is authorized to issue to 495,000,000 on August 8, 2022. This change in capital structure was approved without a meeting by the consent of the shareholders holding a majority of the common stock outstanding and Articles of Amendment were filed with the State of Nevada.

Securities Issuances

During the nine months ended September 30, 2023, 11,811,847 shares of common stock were issued to convert $160,685 of a notes payable to a non-related party.  See Note 5.

During the nine months ended September 30, 2023, 2,450,000 shares of common stock were issued to pay bonuses in the amount of $88,200.

Stock payable at September 30, 2023 consists of preferred shares and common shares owed to members of the board of directors for directors’ fees and contract services. These shares were valued at $521,874 based on the fair value of the Company’s common stock at the date of board authorization.

Stock payable at December 31, 2022 consists preferred shares and common shares, respectively, owed to members of the board of directors for directors’ fees and contract services. These shares were valued at $212,500, based on the fair value of the Company’s common stock at the date of board authorization.

Common shares were owed to various non-related vendors at September 30, 2023 and December 31, 2022 valued at $143,721 and $205,656, respectively, based on the fair value of the Company’s common stock at the date of board authorization. Subsequent, to year end, no issuances of the shares have been made.

Stock Compensation Plans

2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021. At September 30, 2023, 44,425 shares were available for future issuance.

Warrants

At September 30, 2023 and December 31, 2022, the Company has outstanding warrants to purchase 50,000 shares of the Company’s common stock. As of September 30, 2023, the warrants have an exercise price of $2.00 and expire in July and August 2023. During the nine months ended September 30, 2023 and 2022, warrants activity consisted of the following: warrants issued – none (2022: none), warrants exercised – none (2022: none), warrants expired – none (2022: none).

CANNABIS SATIVA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2023 and 2022

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

From October 1, 2023 to September 30, 2024	$18,130
Less imputed interest	(443)
Net lease liability	17,687
Current Portion	(17,687)
Long-term portion	$-0-

Rent expense for the three and nine months ended September 30, 2023 and 2022 was $9,119 (2022: $-0-) and $26,698 (2022: $21,325), respectively.

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of September 30, 2023, no claims are outstanding.

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

9. Subsequent Event

Subsequent to September 30, 2023 the remaining convertible note of $34,250 was converted in full to 12,386,827 shares of common stock, which included $1,530 of accrued interest.

