Form 10-K
period 2023-12-31
Cannabis Sativa, Inc.
filed 2024-05-14
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission File Number 000-53571

CANNABIS SATIVA, INC.
(Exact name of registrant as specified in charter)

Nevada	20-1898270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

355 West Mesquite Blvd #C70 Mesquite, NV 89027	89027
(Address of principal executive offices)	(Zip Code)

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 The market value of the voting and non-voting common stock held by non-affiliates was $609,112 on June 30, 2023.

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

As of March 3, 2024, there were 88,462,526 shares of the issuer’s common stock outstanding.

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

Part I

Item 1. Description of Business

Company Background

Cannabis Sativa, Inc., formerly named Ultra Sun Corporation, was incorporated under laws of Nevada in November 2005. In 2023, we conducted our operations through our subsidiaries PrestoCorp, Inc. (“PrestoCorp”), a 51% owned Delaware corporation engaged in the telemedicine business.

We also own 100% of the following subsidiaries: Wild Earth Naturals, Inc. (“Wild Earth”), a corporation re-domiciling to Utah, Eden Holdings LLC (“Eden”), a Virginia limited liability company, Kubby Patent and Licenses, Limited Liability Company (“KPAL”), a Texas limited liability company and Hi Brands International Inc. (“Hi Brands”), a corporation re-domiciling to Utah. Wild Earth, Eden, KPAL, and Hi Brands are currently inactive, but fit into our business strategy as discussed below.

Our common stock is quoted for trading on the OTCQB Market under the symbol CBDS.

We currently maintain virtual principal executive offices with our staff and contractors located remotely and typically working out of their homes. Our mailing address is PO BOX 1602, Mesquite, Nevada 89024. Our telephone number is (702) 762-3123.

Business Strategy

In 2024, we intend to focus on growth of our telemedicine business while seeking opportunities in brand development and marketing of products and services to the cannabidiol (“CBD”) and marijuana industries. We also intend to focus on the consummation of an asset purchase agreement with MJ Harvest, Inc. (“MJ”) whereby, if consummated, certain assets of MJ will become 100% owned by the Company. Pursuant to the asset purchase, current shareholders of MJ will receive an approximate 72% interest in the issued and outstanding common shares of the Company.

Telemedicine

PrestoCorp (“PrestoDoctor”), offers an online telemedicine platform providing customer access to knowledgeable physicians to obtain a medical marijuana recommendation. PrestoDoctor uses secure video conferencing technology (https://prestodoctor.com) to provide a safe and confidential forum for the Doctor patient interview in accordance with state regulations governing issuance of medical marijuana cards. Appointments through PrestoDoctor’s website generally take 10-15 minutes and can be scheduled and completed in the same day. This convenience eliminates the need for patients to travel to a clinic. More than 100,000 users have registered to consult with PrestoDoctor’s 15+ licensed physicians across the United States. PrestoDoctor currently offers services in Oklahoma, California, Nevada, New York, Missouri, Pennsylvania, Illinois, Iowa, Texas, Louisiana, Ohio, Arkansas, and West Virginia, and is actively targeting expansion into multiple additional states in the coming months.

Management is currently evaluating opportunities to expand the platform for medical marijuana evaluations into other states and is reviewing other telemedicine applications. The COVID-19 pandemic had been a catalyst for expansion of telemedicine services across the United States, and our existing systems and infrastructure are well suited to providing other similar medical evaluations. The continuing growth of wearable devices and remote monitoring capabilities are further evidence that telemedicine will continue to grow in the coming periods. Growth of the platform to take advantage of these opportunities will require capital for development of new features and capabilities necessary to provide a new service, expansion of personnel and expansion of our contracted physician pool. No assurances can be given that our efforts to expand into new areas and/or provide new services will be successful.

Brand Development and Product Marketing

We have assembled a portfolio of brands, products, intangible assets, and expertise to allow research, development, acquisition and licensing of specialized cannabis and CBD related products, including cannabis and CBD formulas, edibles, topicals, strains, recipes, and delivery systems. We plan to engage in marketing and branding within the cannabis and CBD spaces utilizing our existing brands, including our trademark pending “hi” brand, while also seeking out new opportunities for brand aggregation and marketing. In 2023, we were not able to focus on further development of these assets due to limitations on availability of capital and the need to devote our energies to growth in the telemedicine space.

In 2024, we hope to begin selling products by developing new relationships with manufacturers and distributors. Descriptions of the products/brands we intend to promote include:

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

Other Opportunities. In addition to licensing, branding, and technology, we have the ability to offer mainstream medical prescription discount cards, for which the Company will receive a small percentage on each product purchased. This concept has not yet been implemented but is being evaluated by our Telemedicine division for feasibility and return on investment.

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

Vision

Our vision is to become a highly visible, diversified business promoting superior quality branded products and services and offering effective customer service, fair compensation, sound management and a great working environment. Over time, we plan to expand our branding, research and development, intellectual properties, and licensing activities to reach markets covering telemedicine and consumer education. In order to achieve this vision, we plan to develop brands and branded products which will distinguish our online presence as a source for innovative and effective medicinal cannabis products and cost-effective alternatives for customers seeking quality, affordable natural health products to aid in wellness and appearance.

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

Consumer Products. Through December 31, 2023, the products discussed below in this section are conceptual and have produced no significant revenues. We had intended to pursue the strategy described below in 2023, but lack of capital largely shifted our strategic implementation plans to 2024. In 2024, we expect to work on building a product catalogue as we begin testing the market through online sales of products, including:

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

•

Branded Clothing and Merchandise. We also intend to offer Wild Earth Naturals and “hi” branded men’s and women’s fashion tee shirts and sweatshirts from suppliers, as well as caps and coffee mugs through the Company’s www.cbds.com website.

Objectives

Our current strategy is to continue to promote and grow the telemedicine business under our PrestoDoctor brand, while also focusing on the start-up and ramp up of new branding, licensing, and product sales opportunities, and we will seek strategic corporate and product acquisitions.

Marketing & Distribution

Market Conditions in the Cannabis Industry. Our target markets are located in states that have legalized the production and use of cannabis. Twenty-four states plus the District of Columbia have approved measures to legalize cannabis for adult recreational use. Thirty-eight states, the District of Columbia and five US territories have legalized the use of cannabis for medical use in some form. However, it may take multiple years for a state to establish regulations and for cannabis businesses to begin generating revenue from operations in a given state.

Non-Infused Products and Merchandise. We launched our www.wildearthnaturals.com website in August 2013 but the site has been largely dormant for several years. In 2024, we intend to use social media to drive traffic to our stronger domains; cbds.com, and cannabissativa.com websites. Wild Earth Naturals is not producing revenue at this time, and once the Company rolls out the brand development and product marketing plan for that consumer products lines fulfillment can be accomplished.

During 2024, we plan to utilize direct business to business sales, internet advertising, social media marketing, and trade show participation to generate sales leads, orders and to entry into leading retailers and wholesalers throughout the U.S. No assurances can be given that we will be successful in such efforts.

Infused Products. For cannabis infused products, we intend to develop our customer base through licensing agreements with third party manufacturers who are compliant with state cannabis laws in the states in which they conduct business.

We plan to build brand awareness by utilizing a mix of social media, trade shows, education efforts, and direct marketing to targeted businesses.

Geographic Presence. We plan to build brand awareness for our products in states where medical cannabis is legal, and to sell non-infused products throughout the United States.

Information related to MJ that the Company hopes to acquire through a pending asset purchase agreement

Information relating to MJ can be found in the Company’s post-effective amendment to its registration statement on Form S-4/A filed with the Securities and Exchange Commission on March 21, 2023. The registration was withdrawn in August of 2023.

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

Raw Materials and Suppliers

Our products are produced using ingredients that we believe to be readily available from several sources. Our suppliers purchase raw materials from a number of different vendors. While we expect the raw materials we use to be readily available in normal times, and the current conflict between Russia and Ukraine have and is expected to continue to disrupt elements of the supply chain. At this time, we cannot determine the effect such disruptions may have on the availability of raw materials in future periods or the impact of such disruptions on our business development strategies.

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

Effect of Existing or Probable Governmental Regulations on the Business

Currently, our products consist of telemedicine services, and we are developing and implementing a business strategy to sell products derived from cannabis plants or products containing THC. Accordingly, while the following discussion on governmental regulation is not directly applicable to the Company today, we may become subject to these regulations in the near future.

The United States federal government regulates drugs in large part through the Controlled Substances Act, or CSA. Marijuana, which is a form of cannabis, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the federal Drug Enforcement Agency, or DEA, considers marijuana to have a high potential for abuse with no currently accepted medical use in treatment in the United States (except as disclosed below for epilepsy and related syndromes) and a lack of accepted safety for use of the drug under medical supervision. According to the U.S. federal government, cannabis having a concentration of tetrahydrocannabinol, or THC, greater than 0.3% is marijuana. Cannabis with a THC content below 0.3% is classified as hemp. The scheduling of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical uses for marijuana by physicians, researchers, patients, and others. Moreover, as of November 30, 2020 and despite the clear conflict with U.S. federal law, 38 states and the District of Columbia have legalized marijuana for medical use, while 24 of those states and the District of Columbia have legalized the adult-use of cannabis for recreational purposes. As further evidence of the growing conflict between the U.S. federal treatment of cannabis and the societal acceptance of cannabis, the FDA on June 25, 2018 approved Epidiolex. Epidiolex is an oral solution with an active ingredient derived from the cannabis plant for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. This is the first FDA-approved drug that contains a purified substance derived from the cannabis plant. In this case, the substance is cannabidiol, or CBD, a chemical component of marijuana that does not contain the psychoactive properties of THC.

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

We are not aware of other specific governmental regulations that impact our business. We may, however, utilize Chinese vendors for manufacturing a significant portion of the products we intend to sell. To the extent that tariffs are imposed on imported goods manufactured in China, our pricing structure and acceptance in the marketplace may be affected. We may currently stock our products through distributors in foreign countries when appropriate and ship direct from our manufacturer to the foreign distributor when such can be done at a cost savings. We intend to continue to explore ways that we can hold our costs down on the products we sell in order to minimize price sensitivity concerns with our customers.

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

Number of Total Employees and Number of Full Time Employees

As of May 12, 2024, we have no employees in Cannabis Sativa, Inc. At the end of the year ended December 31, 2023, the Company had independent contractor arrangements with four officers and directors, and three outside service providers. PrestoCorp has seven employees, including two officers of PrestoCorp. Our employees are not represented by unions, and we consider our relationship with our employees to be good. The Company also has relationships with several independent contractors who provide services to the Company on a regular and on-going basis.

Facilities

During all of 2023, CBDS operated out of virtual offices maintained by our officers, directors and contractors.

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

Holders of Record

On March 3, 2024, there were 70 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021, and all shares under the 2020 Stock Plan were registered with the Securities & Exchange Commission on Form S-8 on January 29, 2021. Registration of the shares in the 2020 Stock Plan allows immediate sale of the shares by the recipient of such shares. As of April 3, 2024, the Company has issued 1,955,575 shares under the 2020 Plan and has 44,425 shares available for future issuance under the 2020 Plan.

Transfer Agent

Colonial Stock Transfer Co., Inc., 7840 South 700 East, Sandy, Utah 84070, telephone (801) 355-5740, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, the Company issued 458,333 shares of preferred stock valued at $100,000 for compensation and 1,306,242 shares of common stock valued at $284,564 to various officers and consultants for compensation. Of the common shares issued during the year for services, 515,625 valued at $112,668 were issued to officers and directors of the Company. The Company also issued 7,089,255 shares of common stock in consideration of notes payable and accrued interest – related parties in the amount of $1,417,851.  An officer of the Company also converted 947,764 shares of preferred stock into 947,764 shares common stock and a related party to the company converted 288,223 shares preferred into 5,476,237 shares common.

During the year ended December 31, 2023, the Company issued 2,450,000 shares of restricted common stock for services in the amount of $88,200 to related parties. The Company also issued 9,900,000 shares of common restricted stock in consideration of notes payable – related parties in the amount of $54,450 and 30,897,674 of common stock of which 6,700,000 was restricted in consideration of notes payable in the amount of $353,176.

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

Results of Operations

Fiscal year ended December 31, 2023 compared with fiscal year ended December 31, 2022

The narrative comparison of the results of operations for the periods ended December 31, 2023 and 2022 are based on the following table.

	Years Ended
	A	B	A-B
	December 31, 2023	December 31, 2022	Change	Change %
REVENUE	$1,173,830	$1,558,752	$(384,922)	-25%
Cost of revenues	400,746	597,842	(197,096)	-33%
Cost of sales % of total sales	34%	38%	4%
Gross profit	773,084	960,910	(181,270)	-20%
Gross profit % of sales	66%	62%	4%
OPERATING EXPENSES
Professional fees	288,436	488,248	(199,812)	-41%
Depreciation and amortization	151,957	162,136	(10,179)	-6%
Wages and salaries	614,736	847,254	(232,518)	-27%
Advertising	13,141	38,471	(25,330)	-66%
General and administrative	560,666	828,071	(267,405)	-32%
Total operating expenses	1,628,936	2,364,180	(735,244)	-31%
NET LOSS FROM CONTINUING OPERATIONS	(855,852)	(1,403,270)	547,418	39%

Revenue for the fiscal year ended December 31, 2023 decreased 25% compared to the period ended December 31, 2022. Cost of revenues as a percentage of sales decreased 4% between the periods. The reason for the decrease is there is increased competition in the cannabis tele-medicine industry.

Total operating expenses decreased 31% in 2023 compared with 2022 which trended down as did revenue in the current period. Decreases in professional fees, depreciation and amortization, wages and salaries, advertising, and general and administrative expenses. Professional fees and advertising decreased with continuing efforts at cost reduction. Depreciation and amortization decreased in part due to the discontinuation of GKMP and IBUD. Additional advertising costs were reduced by taking a more focused approach to our target markets. PrestoDoctor managements salaries

Liquidity and Capital Resources

Cash used in operating activities was $63,111 in 2023 compared to $235,559 in 2022. In 2023, financing activities provided $59,776, consisting of proceeds from related party notes payable in the net amount of $26,720, and proceeds from convertible notes payable in the amount of $33,056. We ended 2023 with $83,762 in cash on hand.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $1,261,526 and $1,262,837, respectively, for the years ended December 31, 2023, and 2022 and had an accumulated deficit of $82,022,101 as of December 31, 2023. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

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

Financial Statements, December 31, 2023 and 2022

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets, December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity from January 1, 2022 through December 31, 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounts and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, acting as Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our CEO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO), were not effective as of December 31, 2023, and that material information required to be disclosed in this report has not been properly recorded, processed, summarized and reported in a timely manner. In making this determination, we reviewed the material weaknesses in internal control over financial reporting and concluded that the direct involvement of the CEO in all aspects of financial reporting addressed this concern.

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

Under the supervision of and with the participation of our CEO and with the oversight of the Board of Directors, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 Framework”).

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

Based on our evaluation under the framework described above, our management concluded that, due to the material weakness, our internal control over financial reporting was not effective as of December 31, 2023, in accordance with Item 308(a)(3) of Regulation S-K.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Incumbency	Positions Held
Catherine Carroll	83	2013	Treasurer, Director
Trevor Reed	60	2017	Director
Robert N. Tankson III	37	2020	Director
David Tobias	72	(1)	CEO, CFO, Secretary and Director

(1)	Mr. Tobias has been a director of the Company since 2014, was appointed CEO of the Company on January 9, 2019, became CFO of the Company in the fourth fiscal quarter of 2022.

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

Mr. David Tobias’ knowledge regarding the business of Cannabis Sativa and the implementation of its business plan, provides a critical link between management and the board, enabling the board to provide its oversight function with the benefit of management’s perspective of the business.

Ms. Carroll’s knowledge regarding the history, operations and financial condition of Cannabis Sativa provides a critical link between management and the board, enabling the board to provide its oversight function with the benefit of management’s perspective of the business.

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

Director Meetings

In 2023, the Company’s Board of Directors meetings were held as needed via remote conference call. As a matter of convenience, many of the actions requiring Board approval are conducted telephonically and then documented as consent minutes. All minutes approved by consent require signatures from all directors. Most Board meetings are attended by all of the Directors, and absences, if any, are noted in the minutes. In 2024, meetings will be held at least once quarterly and more often if needed. Actions may also be taken in 2024 without formal meeting by consent signed by each of the directors.

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

Item 11. Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and principal financial officer in all capacities for the fiscal years ended December 31, 2023 and 2022. No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000 other than Mr. Tobias, Ms. Carroll, and Mr. Herr as set forth in the table.

Summary Compensation Table

Name and Position	Year	Salary ($)	Stock Awards	Total ($)
David Tobias, CEO, President, Sec., Director	2023	$178,125	$--	$--
	2022	$--	$80,000	$80,000
Brad E. Herr, CFO, Director	2023	$--	$--	$--
	2022	$25,000	$80,000	$105,000
Catherine Carroll, Treasurer, Director (1)	2023	$50,000	$--	$--
	2022	$--	$--	$--

1.	Catherine Carroll serves as Treasurer and Director of the Company and maintains the accounting records for the Company.

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

SHARE OWNERSHIP

Name and Address of Beneficial Owner	Amount of Direct Ownership		Amount of Indirect Ownership		Total Beneficial
Principal Stockholders	Common	Preferred	Common	Preferred	Ownership	Percentage
Sadia Barrameda (1)	1,561,986	-	4,753,967	-	6,315,953	13.9%
New Compendium Corp. (2)	4,753,967	-	1,561,986	-	6,315,953	13.9%
David Tobias	15,180,008	-	35,000	-	9,015,008	19,8%

Officers and Directors
David Tobias (3)	15,180,008,	-	35,000	-	9,015,008	19.8%
Catherine Carroll (4)	4,315,639	-	136,068	-	1,251,707	2.7%
Trevor Reed	215,530	-	-	-	215,530	0.5%
Robert Tankson	900,562	-	-	-	77,951	0.2%
All Officers and Directors as a Group	20,611,739	-	171,068	-	10,560,196	23.2%

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

(3) Mr. Tobias is the beneficial owner of 35,000 common shares owned by his wife. Mr. Tobias’ address is 355 W. Mesquite Blvd. #C70, Mesquite, NV 89027.

(4) Ms. Carroll is deemed to be the beneficial owner of 136,068 Common Shares owned by Carroll’s Consulting LLC, a company wholly owned by Ms. Carroll. Ms. Carroll’s address is 355 W. Mesquite Blvd, #C70, Mesquite, NV 89027.

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

During the year ended December 31, 2023, the Company received short-term advances and proceeds from notes payable from related parties and officers of the Company, including David Tobias and Cathy Carroll, to cover operating expenses. The notes payable bear interest at rates between 5% and 8% per annum. Total notes payable amount to $161,170 and the Company recorded interest expense related to these balances in the amount of $3,756 during 2023. Aggregate accrued interest on the notes payable at December 31, 2023 was $20,130. During 2023 $54,450 of principal of the notes were paid down from the amounts due with the issuance of 9,900,000 shares of restricted common stock.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company. If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees that were billed or expected to be billed for the fiscal years ended December 31, 2023, and 2022, for professional services rendered by Assure CPA LLC and Elkana Amitai CPA.

	2023	2022
Audit Fees	$44,000	$79,500
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total	$44,000	$79,500

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

Cannabis Sativa, Inc.
(Registrant)

Dated: May 14, 2024	By:	/s/ David Tobias
David Tobias
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Tobias
Dated: May 14, 2024	David Tobias
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Catherine Carroll
Dated: May 14, 2024	Catherine Carroll
Director

/s/ Trevor Reed
Dated: May 14, 2024	Trevor Reed
Director

/s/ Robert N. Tankson III
Dated: May 14, 2024	Robert N. Tankson III
Director

To the stockholders and the board of directors of Cannabis Sativa, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cannabis Sativa, Inc. the "Company") as of December 31, 2022 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/Assure CPA, LLC.

Spokane, Washington

April 17, 2023

We served as the Company's independent auditor from 2019 to 2023.

To the Board of Directors and Stockholders of Cannabis Sativa, Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of Cannabis Sativa Inc. and its subsidiaries (“the Company") as of December 31, 2023 and the related statements of operation, changes in stockholders’ deficit and cash flows, for the year then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

As discussed in Note 10 to the financial statements, the company has revised its financials as of December 31, 2022 and the year then ended.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2023, the Company suffered losses from operations in all years since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Elkana Amitai CPA

We have served as the Company’s auditor since 2024.

Mitzpe Netofa, Israel

May 14, 2024

PCAOB ID 0681600001

CANNABIS SATIVA, INC.

CONSOLIDATED BALANCE SHEETS

		Revised (Note 10)
December 31,	2023	2022
ASSETS
Current Assets
Cash	$83,762	$97,445
Investment in equity securities, at fair value	66,000	379,858
Right of use asset	10,232	—

Total Current Assets	159,994	477,303

Advances to related party	75,054	55,666
Right of use asset	—	38,968
Property and equipment, net	2,436	2,709
Intangible assets, net	7,259	158,943
Goodwill	1,775,811	1,837,202

Total Assets	$2,020,554	$2,570,791

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$175,066	$252,611
Operating lease liability, current	10,232	28,736
Accrued interest - related parties	20,130	16,374
Convertible notes payable	118,818	168,500
Notes payable to related parties	161,170	91,700

Total Current Liabilities	485,416	557,921

Long-term liabilities
Operating lease liability, long term	—	10,232
Stock payable	777,747	418,156

Total Liabilities	1,263,163	986,309

Commitments and contingencies (Notes 6 and 8)

Stockholders' Equity:
Preferred stock $0.001 par value; 5,000,000 shares authorized; -0- issued and outstanding	—	—
Common stock $0.001 par value; 495,000,000 shares authorized; 88,814,037 and 45,566,363 shares issued and outstanding, respectively	88,815	45,567
Additional paid-in capital	81,392,196	80,939,618
Accumulated deficit	(82,083,492)	(80,691,269)

Total Cannabis Sativa, Inc. Stockholders' Equity (Deficit)	(602,481)	293,916

Non-Controlling Interest	1,359,872	1,290,566

Total Stockholders' Equity	757,391	1,584,482

Total Liabilities and Stockholders' Equity	$2,020,554	$2,570,791

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

		Revised (Note 10)
For the years ended December 31,	2023	2022

Revenues	$1,173,830	$1,558,752

Cost of Revenues	400,746	597,842

Gross Profit	773,084	960,910

Operating Expenses
Professional fees	288,436	488,248
Depreciation and amortization	151,957	162,136
Wages and salaries	614,736	847,254
Advertising	13,141	38,471
General and administrative	560,666	828,071

Total Operating Expenses	1,628,936	2,364,180

Loss from Operations	(855,852)	(1,403,270)

Other (Income) and Expenses
Unrealized (gain) loss on investment	149,083	(171,318)
Employee Retention Credit	(139,970)	—
Impairment of goodwill	61,391	—
Loss on debt settlement	184,394	—
Loss on sale of investment securities	155,735	—
Interest expense	56,432	30,885

Total Other (Income) Expenses, Net	467,065	(140,433)

Loss Before Income Taxes	(1,322,177)	(1,262,837)

Income Taxes	—	—

Net Loss	(1,322,917)	(1,262,837)

Income (loss) attributable to non-controlling interest - PrestoCorp	69,306	(47,536)

Net Loss Attributable To Cannabis Sativa, Inc.	$(1,392,223)	$(1,215,301)

Net Loss per Common Share: Basic & Diluted	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic & Diluted	54,554,226	38,068,401

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock		Common Stock			Accumulated	Non-controlling Interest -
	Shares	Amount	Shares	Amount	Capital	Deficit	Prestocorp	Total

Balance - January 1, 2022	777,654	$778	30,746,865	$30,748	$79,151,240	$(79,475,968)	$1,338,102	$1,044,900
Conversion of preferred to common (1:1)	(947,764)	(948)	947,764	948	—	—	—	—
Conversion of preferred to common (19:1)	(288,223)	(288)	5,476,237	5,476	(5,188)	—	—	—
Shares issued for services	458,333	458	1,306,242	1,306	382,804	—	—	384,568
Shares issued in consideration of notes and interest payable - related parties	—	—	7,089,255	7,089	1,410,762	—	—	1,417,851
Net loss	—	—	—	—	—	(1,215,301)	(47,536)	(1,262,837)

Balance - December 31, 2022	—	$—	45,566,363	$45,567	$80,939,618	$(80,691,269)	$1,290,566	$1,584,482

Balance - January 1, 2023	—	$—	45,566,363	$45,567	$80,939,618	$(80,691,269)	$1,290,566	$1,584,482
Common stock issued - note payable conversion	—	—	40,797,674	40,798	366,828	—	—	407,626
Shares issued for services	—	—	2,450,000	2,450	85,750	—	—	88,200
Net income (loss)	—	—	—	—	—	(1,330,483)	69,306	(1,261,177)

Balance - December 31, 2023	—	$—	88,814,037	$88,815	$81,392,196	$(82,083,492)	$1,359,872	$757,391

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Revised (Note 10)
For the years ended December 31,	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,322,917)	$(1,262,837)
Adjustments to reconcile net loss to net cash
used in operating activities:
Unrealized loss (gain) on investments	149,083	(171,318)
Interest Expense - Default on Notes	25,986	—
Impairment of goodwill	61,391	—
Interest Payable Forgiven 1800	(4,546)	—
Depreciation and amortization	151,957	162,136
Loss on debt settlement	184,394	—
Loss on sale of investment securities	155,735	—
Stock issued for services	88,200	384,568
Stock payable for services	431,853	418,156
Note payable issued for services	85,000	60,000
Write off of abandoned equipment	—	582
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	(73,003)	157,580
Accrued interest - related parties	3,756	15,574
Net Cash Used in Operating Activities	(63,111)	(235,559)

Cash Flows from Investing Activities:
Cash purchase of equipment	—	(1,590)
Proceeds from sale of stock held for investment	9,040	—
Advances to related party	(19,388)	(55,666)
Net Cash Used in Investing Activities	(10,348)	(57,256)

Cash Flows from Financing Activities:
Proceeds from related parties notes payable, net	26,720	44,040
Payments on related parties notes payable	—	(16,340)
Proceeds from convertible note payable	33,056	168,500
Net Cash Provided by Financing Activities	59,776	196,200

NET CHANGE IN CASH	(13,683)	(96,615)

CASH AT BEGINNING OF YEAR	97,445	194,060

CASH AT END OF YEAR	$83,762	$97,445

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities
Shares issued in consideration of notes and interest payable - related parties	$30,000	$1,417,851
Recognition of operating lease liability and right of use asset	$-	$56,595
Shares issued in consideration of convertible notes payable	$407,626	$-

The accompanying notes are an integral part of these consolidated financial statements.

CANNABIS SATIVA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended December 31, 2023 and 2022

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

PrestoCorp is a 51% owned subsidiary. Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. At December 31, 2023 and 2022, PrestoCorp is the sole operating subsidiary.

Our primary operations for the years ended December 31, 2022 and through December 31, 2023 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

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

Going Concern:

The Company has an accumulated deficit of $82,083,492 at December 31, 2023, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

The carrying amounts of cash and cash equivalents, convertible debt and balances due to and from related parties approximate fair value given their short-term nature. Goodwill is valued under Level 3 and is analyzed annually for impairment.

Cash:

Cash is held at major financial institutions and insured by the Federal Deposit Insurance Corporation (FDIC) up to federal insurance limits. The Company considers all highly liquid investments purchased with an original maturity of three months or less when acquired to be cash equivalents.

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the years ended December 31, 2023 and 2022, the Company had -0- and 50,000 outstanding warrants, respectively, and -0- shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted.

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

Revenue Recognition:

In the year ending December 31, 2023 and 2022, the Company operated one division, the telehealth business operated through PrestoCorp.

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

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2023	2022
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,528,151)	(1,376,467)
Net Intangible Assets	$7,259	$158,943

Amortization expense for each of the years ended December 31, 2023 and 2022 was $151,684 and $161,863, respectively.

Amortization of intangibles through 2028 is:

January 1, 2024 to December 31, 2024	$3,056
January 1, 2025 to December 31, 2025	932
January 1, 2026 to December 31, 2026	932
January 1, 2027 to December 31, 2027	932
January 1, 2028 to December 31, 2028	478

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,234,391 and $1,173,000 as of December 31, 2023 and 2022. The balance of goodwill at December 31, 2023 and 2022 was $1,775,811 and $1,837,202. Goodwill was impaired due to the analysis of PrestoCorp utilizing the discounted cash flow method which supported a present value of $1,775,811. However, since the estimated enterprise value of PrestoCorp is less that the carrying value of the assets, $61,391 of impairment write down was required.

3. Related Party Transactions

In addition to items disclosed in Notes 6, the Company had additional related party transactions during the years ended December 31, 2023 and 2022.

For the years ended December 31, 2023 and 2022 officers and board of directors expense was $385,532 and $491,750, respectively.  The Company also had consulting contracts with David Tobias and Cathy Carroll as noted below.

Historically, the Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

During the year ended December 31, 2022, David Tobias, the Company’s chief executive officer and director, loaned $44,040 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2022. The Company paid $11,340 on this note during 2022. Consulting expense for each of the years ended December 31, 2023 and 2022 was $187,500.  The last payment of these services were in June of 2022. At December 31, 2023 the Company owes Mr Tobias $281,250 in consulting services and $18,750 in directors fees which are included in stock payable for a total of $300,000.  At December 31, 2022 the Company owed Mr. Tobias $93,750 in consulting services and $6,250 in directors fees which were included in stock payable at December 31, 2022 in the amount of $100,000.

During the year ended December 31, 2022, the Company and Cathy Carroll, director, entered into a note payable for $55,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2022. The note payable totaled $60,000 of which $5,000 was paid by the Company during 2022.

During the year ended December 31, 2023, David Tobias, the Company’s chief executive officer and director, loaned $38,400 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2023. The Company paid $23,180 on this note during 2023.

During the year ended December 31, 2023, the Company and Cathy Carroll, director, entered into a note payable for $60,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2023. The note payable totaled $109,250 of which $5,750 was paid by the Company during 2023.

Ms Carroll has a consulting agreement with the Company in the amount of $12,500 quarterly.  For each of  the years ended December 31, 2023 and 2022 consulting expense was $50,000.  Ms Carroll has elected that these payments increase her note payable each quarter along with the amount she receives as a director in the amount of $2,500 quarterly.

During the year ended December 31, 2023, Robert Tankson, one of the company's directors, received from the company payroll compensation equal to $37,044 with shares and $106,969 with cash.

The Company also has an outstanding loan in the amount of $4,000 to a director of the Company.  It accrues interest at 5% per annum.

During the years ended December 31, 2023 and 2022, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 8% per annum in the amounts of $3,756 and $16,374, respectively.

The following tables reflect the related party note payable balances.

	Related party notes	Accrued interest	Total
	December 31, 2023
David Tobias, CEO & Director	$47,920	$13,779	$61,699
New Compendium, greater than 10% Shareholder	-	1,906	1,906
Cathy Carroll, Director	109,250	986	110,236
Other Affiliates	4,000	1,200	5,200
Totals	$161,170	$17,871	$179,041

	Related party notes	Accrued interest	Total
	December 31, 2022
David Tobias, CEO & Director	$32,700	$12,482	$45,182
New Compendium, greater than 10% Shareholder	-	1,906	1,906
Cathy Carroll, Director	55,000	986	55,986
Other Affiliates	4,000	1,000	5,000
Totals	$91,700	$16,374	$108,074

During the year ended December 31, 2022, the Company issued 7,089,255 shares of common stock in settlement of $1,214,038 in related party notes payable and $203,813 in accrued interest attributable to these notes. The fair value of the shares issued approximated the carrying value of the notes and interest payable.

During the year ended December 31, 2023, the Company issued 9,900,000 shares of common stock in settlement of $17,250 in related party notes payable. The Company also issued 2,450,000 to the officers of Presto valued at $88,200 per their contract agreement.

In the years ended December 31, 2023 and 2022, the Company incurred approximately $-0- and $26,389, respectively, for consulting services from a nephew of the Company’s president. The services for the years ended December 31, 2022 were paid in shares of the Company’s common stock. These amounts are included in the statements of operations in general and administrative expenses.

At December 31, 2023 and 2022, the Company has a balance due from MJ Harvest, Inc., with whom the Company plans to merge, of $75,054 and $55,666, respectively (see Note 8). The amount is included in advances to related party on the consolidated balance sheets. The funds were advanced to MJ Harvest, Inc. to cover operating expenses.

4. Investments

At December 31, 2023 and 2022, the Company owns -0- and 8,238,769 shares respectively, of common stock of Medical Cannabis Payment Solutions (ticker: REFG). At December 31, 2023 and 2022, the fair value of the investment in REFG was $-0- and $12,358, respectively. The Company recognized a loss on the change in fair value of $-0- and $13,182 during the years ended December 31, 2023 and 2022, respectively. In January 2023, the Company sold all of its holdings in REFG for $9,041 and recognized a gain of $155,735.

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG.  The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable.  The fair value of the Company’s investment at December 31, 2023 and December 31, 2022 was $66,000  and $367,500 resulting in a gain (loss) of $(301,500) and $184,500 for the change in fair value during the years ended December 31, 2023 and 2022, respectively.

5. Convertible Notes Payable

On August 25, 2022 and November 7, 2022, the Company entered into an agreement with 1800 Diagonal Lending, LLC (“Diagonal”) whereby the Company issued convertible notes to Diagonal with  principal amounts of $104,250 and $64,250, respectively. The notes bear interest at 10% and have terms of one year when payment of principal and interest is due. After 180 days, the notes are convertible into shares of the Company’s common stock the number of which determined by dividing the principal balance outstanding by 65% of the lowest trading price of the Company’s stock during the five previous trading days before the date of the conversion. At December 31, 2023 and 2022 amounts due were $-0- and $168,500, respectively.

On January 1, 2023, the Company entered into an agreement with Carolyn Merrill (“Carolyn”) whereby the Company issued a convertible note to Carolyn with a principal amount of $72,262.  As stated in the January 1, 2023, agreement Ms Merrill’s contract compensation will also be added to the note for her services through March 31, 2023 in the amount of $25,000. On December 19, 2023, $11,500 of note payable was converted to 6,700,000 shares common stock which were valued at $36,800 resulting in a loss on conversion of $$25,300. Note payable at December  31, 2023 is $85,762.  The note bears interest at 8% and has a term of one year when payment of principal and interest is due. If payment by S-8 shares the amount paid will be with a 10% discount, if by agreement and paid with restricted stock will be with a 30% discount.  Both methods are calculated using the lowest 3 closing prices during the 30 trading days preceding the request for conversion.

On September 18, 2023, the Company entered into an agreement with Quick Capital, LLC whereby the Company issued a convertible note with a principal amount of $33,055. The maturity date is nine months after the issue date, accruing interest at 12% per annum and can be converted after 180 days from date of issue at a fixed rate of $0.01 per share.

At December 31, 2023 and 2022, accrued interest payable and interest expense on these notes was $9,931 and $4,546, respectively. Accrued interest payable is included in accounts payable and accrued expenses on the consolidated balance sheet.

6. Stockholders’ Equity

Change in Authorized Shares

The Company increased the number of authorized common shares the Company is authorized to issue to 495,000,000 on August 8, 2022.  This change in capital structure was approved without a meeting by the consent of the shareholders holding a majority of the common stock outstanding and Articles of Amendment were filed with the State of Nevada.

Securities Issuances

During the years ended December 31, 2023, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated, as follows:

	Share Issuances in the Year Ended December 31, 2023
Services	Common	Preferred	Value
Related Parties
Robert Tankson, Director	1,029,000	-	37,044
Kyle Powers	1,421,000	-	51,156
Total related party issuances	2,450,000	-	88,200
Non-related party issuances	-	-	-
Total shares for services	2,450,000	-	88,200
Shares issued in consideration of notes - related parties	9,900,000	-	54,450
Shares issued in consideration of notes and accrued interest - non related parties	30,897,674	-	353,176
Aggregate Totals	43,247,674	-	$495,826

During the year ended December 31, 2022, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated, as follows:

	Share Issuances in the Year Ended December 31, 2022
Services	Common	Preferred	Value
Related Parties
David Tobias, Officer, Director	-	458,333	$100,000
Brad Herr, Officer, Director	458,333	-	100,168
Robert Tankson, Director	28,646	-	6,250
Trevor Reed, Director	28,646	-	6,250
Total related party issuances	515,625	458,333	212,668
Non-related party issuances	790,617	-	171,896
Total shares for services	1,306,242	458,333	384,564
Shares issued in consideration of notes and accrued interest - related parties	7,089,255	-	1,417,851
Conversion of preferred stock to common (1:1)	947,764	(947,764)	-
Conversion of preferred stock to common (19:1)	5,476,237	(288,223)	-
Aggregate Totals	14,819,498	(777,654)	$1,802,415

During the years ended December 31, 2022 David Tobias converted 947,764 of preferred stock into an equal number of common stock in accordance with the terms of the preferred stock.

During the year ended December 31, 2022, two preferred shareholders agreed to convert an aggregate of 288,223 shares of preferred stock into 5,476,237 shares of common stock. The Company requested the shareholders to convert to simplify its capital structure in contemplation of a proposed merger (see Note 8). The conversion rate was determined on various factors, including recent market price of the Company’s common stock and the proposed merger. The conversion rate differed from the original conversion rate resulting in a deemed dividend to the preferred shareholders of $25,940 which is the fair value of the common stock issued less the carrying value of the preferred shares that were converted. The dividend had $nil impact on net loss per share for the year ended December 31, 2022.

Stock payable at December 31, 2022 consists of 1,306,302 preferred shares and 1,469,590 common shares owed to members of the board of directors for directors’ fees and contract services.  These shares were valued at $212,500 based on the fair value of the Company’s common stock at the date of board authorization.  An additional 2,393,873 common shares were owed to various non-related vendors at December 31, 2022 valued at $205,656 based on the fair value of the Company’s common stock at the date of board authorization.  These shares were not issued through December 31, 2023 and are included in the numbers below.

Stock payable at December 31, 2023 consists of 16,199,348 preferred shares and 13,177,349 restricted common shares owed to members of the board of directors for directors’ fees and contract services.  These shares were valued at $743,393 based on the fair value of the Company’s common stock at the date of board authorization.  An additional 7,596,408 common shares were owed to various non-related vendors at December 31, 2023 valued at $83,334 based on the fair value of the Company’s common stock at the date of board authorization.  Subsequent to year end, no issuance of the shares have been made.

Stock Compensation Plans

2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021. At December 31, 2023 and 2022, 44,425 shares were available for future issuance.

Warrants

At December 31, 2022, the Company had 50,000 warrants to purchase shares of the Company’s common stock. These warrants had an exercise price of $2.00 and expired in 2023.  During the year ended December 31, 2022, no warrants were issued or exercised and 125,000 warrants expired.  During the year ended December 31, 2023, warrants activity consisted of the following:  warrants issued - 1,739,766 with an exercise price of $0.019 expiring in September 2028.

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

From January 1, 2024 to April 30, 2024	$10,360

Subtotal	10,360

Less imputed interest	(128)

Net lease liability	10,232

Current Portion	(10,232)

Long-term portion	$-0-

Rent expense for the years ended December 31, 2023 and 2022 was $35,818 and $40,720, respectively.

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of December 31, 2023, no claims are outstanding.

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

The merger was withdrawn with the SEC in August 2023.  The Company and MJ Harvest are continuing discussions in hopes of transaction.

9. Income Taxes

The Company did not recognize a tax provision or benefit for the years ended December 31, 2023 and 2022 due to ongoing net losses and a valuation allowance. At December 31, 2023 and 2022, the Company had net deferred tax assets which will not be realized and are fully reserved by valuation allowances.

At December 31, 2023 and 2022, the Company had net deferred tax assets principally arising from net operating loss carryforward for income tax purposes and differences in the carrying values of goodwill and intangibles between the Company’s financial statements and its income tax returns. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at December 31, 2023 and 2022.

The components of the Company’s net deferred tax assets at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax asset:
Net operating loss carryforwards	$4,198,000	$3,981,000
Intangibles and goodwill	1,004,000	1,036,000
Investments	34,000	66,000
Other	(6,000)	(3,000)
Total deferred tax assets	5,230,000	5,080,000
Valuation allowance	(5,230,000)	(5,080,000)
Net deferred tax assets	$-	$-

At December 31, 2023, the Company had net operating loss carry forwards of approximately $20,000,000 for federal and state purposes, $10,000,000 of which expire between 2024 through 2040. The remaining balance of $10,000,000 will never expire but utilization is limited to 80% of taxable income in any future year.

The reconciliation of the federal income tax rate and the Company’s tax provision (benefit) at December 31, 2023 is as follows:

	2023	2022
Provision (benefit) computed using the statutory rate:	$(265,000)	$(247,000)
Permanent differences	(15,000)	10,000
Change in estimate	130,000	18,000
Change in valuation allowance	150,000	219,000
Total income tax provision (benefit)	$-	$-

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized. The Company is subject to possible tax examinations for the fiscal years 2020 through 2023. Prior year tax attributes could be adjusted by taxing authorities. If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

10. Revision of Previously Issued Financial Statements for Immaterial Misstatement

During 2023, we determined that the amount of bonus payable to the directors of Presto was understated at December 31, 2022 by $88,200. Wages and salaries expense was understated by $88,200 as a result of this error.

We assessed the materiality of the effect of the errors on our prior financial statements, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin ("SAB") No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and concluded the error was not material to any of our previously issued financial statement.  Consequently, we will correct these errors prospectively and revise our financial statements when the consolidated balance sheet, statements of operations and cash flows for such prior period are included in future filings.  The revision had no net impact on our sales or net cash provided by operating activities for any period presented.   The following tables present a summary of the impact, by financial statement line item, of the revision as of and for the year ended December 31, 2022.

	As Previously		As
	Reported	Adjustment	Revised
Consolidated Balance Sheet
Total Current Assets	$477,303		$477,303
Total Assets	2,570,791		2,570,791

Total Current Liabilities	469,721	$88,200	557,921
Total Liabilities	898,109	88,200	986,309
Total Stockholders’ Equity	1,672,682	(88,200)	1,584,482
Total Liabilities & Stockholders’ Equity	2,570,791	-	2,570,791

Consolidated Statement of Operations
Wages and Salaries expense	759,054	88,200	847,254
Loss from Operations	(1,315,070)	(88,200)	(1,403,270)
Net Loss	(1,174,637)	88,200)	(1,262,837)
Net Loss from Operations attributable to non-controlling interest - PrestoCorp	(47,536)	-	(47,536)
Net Loss from Operations attributable to Cannabis Sativa, Inc.	(1,127,101)	(88,200)	(1,215,301)

Consolidated Statement of Cash Flows
Net Loss	(1,174,637)	(88,200)	(1,262,837)
Net Cash Used in Operating Activities	$(235,559)	$-	$(235,559)

