Form 10-Q
period 2024-03-31
Cannabis Sativa, Inc.
filed 2024-06-25
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-53571

Cannabis Sativa, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1898270
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

355 W. Mesquite Blvd. #C-70 Mesquite, Nevada 89027

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

☐ Yes ☒ No

The number of shares of the issuer’s Common Stock outstanding as of June 24, 2024, is 101,814,674.

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

Results of Operations

Three Months Ended March 31, 2024, compared with the Three Months Ended March 31, 2023

	Three Months Ended
	A	B	A-B
	March 31,	March 31,	Change	Change %
	2024	2023
REVENUE	$225,131	$345,368	$(120,237)	(35)%
Cost of revenues	99,018	105,401	(6,383)	(6)%
Cost of sales % of total sales	44%	31%		13%
Gross profit	126,113	239,967	(113,854)	(47)%
Gross profit % of sales	56%	69%
EXPENSES
Professional fees	57,637	53,141	4,496	8%
Depreciation and amortization	2,425	37,989	(35,564)	(94)%
Wages and salaries	114,071	115,103	(1,032)	(1)%
Advertising	1,880	2,846	(966)	(34)%
General and administrative	124,891	143,249	(18,358)	(13)%
Total expenses	300,904	352,328	(51,424)	(15)%
NET LOSS FROM CONTINUING OPERATIONS	(174,791)	(112,361)	(62,430)	56%

Revenue for the three months ended March 31, 2024, decreased 35% compared to the three months ended March 31, 2023. Cost of revenues as a percentage of sales decreased 6% between the periods. The decrease in revenues is primarily a result of the significant increase in competition for market share in the cannabis tele-medicine industry. This decrease in the demand for our service continued during the first quarter of 2024.

Total operating expenses decreased in March 31, 2024 compared with 2023 which trended down as did revenue in the current period. Decreases in professional fees, depreciation and amortization, wages and salaries, advertising, and general and administrative expenses. Professional fees and advertising decreased with continuing efforts at cost reduction. Advertising costs were reduced by taking a more focused approach to our target markets. PrestoDoctor managements salaries also decreased in March 31, 2024.

Liquidity and Capital Resources

Cash used in operating activities was $24,744 in the three months period ended March 31,2024 We ended the first quarter of 2024 with $59,018 in cash on hand.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $222,568 and $500,101, respectively, for the three months ended March 31, 2024, and 2023 and had an accumulated deficit of $82,283,765 as of March 31, 2024. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

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

Date: June 24, 2024

By:	/s/ David Tobias
David Tobias Principal Executive Officer Principal Financial Officer

CANNABIS SATIVA, INC.

Contents

Page

FINANCIAL STATEMENTS - UNAUDITED – for the three months ended March 31, 2024 and 2023:

Condensed consolidated balance sheets	F-2

Condensed consolidated statements of operations	F-3

Condensed consolidated statements of changes in stockholders’ equity	F-4

Condensed consolidated statements of cash flows	F-5

Notes to condensed consolidated financial statements	F-6 through F-12

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$59,018	$83,762
Investment in equity securities, at fair value	18,150	66,000
Right of use asset	2,590	10,232

Total Current Assets	79,758	159,994

Advances to related party	75,054	75,054
Property and equipment, net	2,367	2,436
Intangible assets, net	4,902	7,259
Goodwill	1,775,811	1,775,811

Total Assets	$1,937,892	$2,020,554

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$203,044	$175,066
Operating lease liability, current	2,590	10,232
Accrued interest - related parties	20,880	20,130
Convertible notes payable	204,840	118,818
Notes payable to related parties	176,170	161,170

Total Current Liabilities	607,524	485,416

Long-term liabilities
Stock payable	795,545	777,747

Total Liabilities	1,403,069	1,263,163

Commitments and contingencies (Notes 6 and 8)

Stockholders' Equity
Common stock $0.001 par value; 495,000,000 shares authorized; 88,814,037 shares issued and outstanding	88,815	88,815
Additional paid-in capital	81,392,196	81,392,196
Accumulated deficit	(82,283,765)	(82,083,492)

Total Cannabis Sativa, Inc. Stockholders' Deficit	(802,754)	(602,481)

Non-Controlling Interest	1,337,577	1,359,872

Total Stockholders' Equity	534,823	757,391

Total Liabilities and Stockholders' Equity	$1,937,892	$2,020,554

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the three months ended March 31,	2024	2023

Revenues	$225,131	$345,368

Cost of Revenues	99,018	105,401

Gross Profit	126,113	239,967

Operating Expenses
Professional fees	57,637	53,141
Depreciation and amortization	2,425	37,989
Wages and salaries	114,071	115,103
Advertising	1,880	2,846
General and administrative	124,891	143,249

Total Operating Expenses	300,904	352,328

Loss from Operations	(174,791)	(112,361)

Other (Income) and Expenses
Unrealized loss on investment	14,850	211,483
(Gain) loss on debt settlement	(8,333)	10,641
Loss on return of investment securities	33,000	155,735
Interest expense	8,260	9,881

Total Other (Income) Expenses, Net	47,777	387,740

Loss Before Income Taxes	(222,568)	(500,101)

Income Taxes	-	-

Net Loss for the Period	(222,568)	(500,101)

Income (loss) attributable to non-controlling interest - PrestoCorp	(22,295)	22,821

Net Loss for the Period Attributable To Cannabis Sativa, Inc. - Restated	$(200,273)	$(522,922)

Net Loss for the Period per Common Share: Basic & Diluted	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic & Diluted	88,814,039	45,669,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Restated Accumulated Deficit	Non-controlling Interest - Prestocorp	Total

Balance - January 1, 2023	45,566,363	$45,567	$80,939,618	$(80,603,069)	$1,290,566	$1,672,682
Common stock issued - note payable conversion	320,513	321	25,316	-	-	25,637
Net loss for the period	-	-	-	(522,922)	22,821	(500,101)

Balance - March 31, 2023	45,886,876	$45,888	$80,964,934	$(81,125,991)	$1,313,387	$1,198,218

Balance - January 1, 2024	88,814,037	$88,815	$81,392,196	$(82,083,492)	$1,359,872	$757,391
Net loss for the period	-	-	-	(200,273)	(22,295)	(222,568)

Balance - March 31, 2024	88,814,037	$88,815	$81,392,196	$(82,283,765)	$1,337,577	$534,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the three months ended March 31,	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(222,568)	$(500,101)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Unrealized loss (gain) on investments	14,850	211,483
Depreciation and amortization	2,425	37,989
(Gain) loss on debt settlement	(8,333)	10,641
Loss on return of investment securities	33,000	155,735
Stock payable for services	112,153	84,375
Note payable issued for services	15,000	40,000
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	27,979	(35,931)
Accrued interest - related parties	750	50
Net Cash (Used in) Provided by Operating Activities	(24,744)	4,241

Cash Flows from Investing Activities:
Proceeds from sale of stock held for investment	-	9,040
Advances to related party	-	(19,388)
Net Cash Used in Investing Activities	-	(10,348)

Cash Flows from Financing Activities:
Proceeds from related parties notes payable, net	-	11,061
Net Cash Provided by Financing Activities	-	11,061

NET CHANGE IN CASH	(24,744)	4,954

CASH AT BEGINNING OF PERIOD	83,762	97,445

CASH AT END OF PERIOD	$59,018	$102,399

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities
Shares issued in consideration of convertible notes payable	$-	$25,637
Convertible note issued for payable	$86,022	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

1. Organization and Summary of Significant Accounting Policies

Nature of Business:

Cannabis Sativa, Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.  We operate through several subsidiaries including:

•PrestoCorp, Inc. (“PrestoCorp”)

•Wild Earth Naturals, Inc. (“Wild Earth”)

•Kubby Patent and Licenses Limited Liability Company (“KPAL”)

•Hi Brands, International, Inc. (“Hi Brands”)

•Eden Holdings LLC (“Eden”).

PrestoCorp is a 51% owned subsidiary. Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. At March 31, 2024 and December 31, 2023, PrestoCorp is the sole operating subsidiary.

Our primary operations for the three months ended March 31, 2024 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

Basis of Presentation

Operating results for the three months ended March 31, 2024, may not be indicative of the results expected for the full year ending December 31, 2024. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2023, as filed with the United States Securities and Exchange Commission on May 14, 2024.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2024, and its results of operations, cash flows, and changes in stockholders’ equity for the three months ended March 31, 2024. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of Cannabis Sativa, Inc. (the “Company” or “CBDS”), and its wholly-owned subsidiaries and PrestoCorp, a 51% owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

Going Concern:

The Company has an accumulated deficit of $82,283,765 at March 31, 2024, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the years ended March 31, 2024 and December 31, 2023 the Company had -0- and 50,000 outstanding warrants, respectively, and -0- shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with current year presentation. The reclassifications made to the prior year have no impact on net income or overall presentation of the financial statements.

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

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,530,508)	(1,528,151)
Net Intangible Assets	$4,902	$7,259

Amortization expense for the three months ended March 31, 2024 and 2023 was $2,357 and $37,921, respectively.

Amortization of intangibles through 2029 is:

April 1, 2024 to March 31, 2025	$932
April 1, 2025 to March 31, 2026	932
April 1, 2026 to March 31, 2027	932
April 1, 2027 to March 31, 2028	932
April 1, 2028 to March 31, 2029	245

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,234,391 as of March 31, 2024 and December 31, 2023. The balance of goodwill at March 31, 2024 and December 31, 2023 was $1,775,811.

3. Related Party Transactions

In addition to items disclosed in Notes 6, the Company had additional related party transactions during the three months ended March 31, 2024 and 2023.

Historically, the Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

During the three months ended March 31, 2024 and 2023, David Tobias, the Company’s chief executive officer and director, loaned $-0- and $11,060, respectively to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2023. The note payable totaled $47,921 at March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2023, the Company and Cathy Carroll, director, entered into a note payable for $15,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2024. The note payable totaled $124,250 and $109,250 at March 31, 2024 and December 31, 2023, respectively.

The Company also has an outstanding loan in the amount of $4,000 to a director of the Company.  It accrues interest at 5% per annum.

During the three months ended March 31, 2024 and 2023, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 8% per annum in the amounts of $911 and $50, respectively.

The following tables reflect the related party note payable balances.

	Related party notes	Accrued interest	Total
	March 31, 2024
David Tobias, CEO & Director	$47,920	$16,788	$64,708
New Compendium, greater than 10% Shareholder	-	1,906	1,906
Cathy Carroll, Director	124,250	986	125,236
Other Affiliates	4,000	1,200	5,200
Totals	$176,170	$20,880	$197,050

	Related party notes	Accrued interest	Total
	December 31, 2023
David Tobias, CEO & Director	$47,920	$13,779	$61,699
New Compendium, greater than 10% Shareholder	-	1,906	1,906
Cathy Carroll, Director	109,250	986	110,236
Other Affiliates	4,000	1,200	5,200
Totals	$161,170	$17,871	$179,041

At March 31, 2024 and December 31, 2023, the Company has a balance due from MJ Harvest, Inc., with whom the Company plans to merge, of $75,054 (see Note 9). The amount is included in advances to related party on the condensed consolidated balance sheets. The funds were advanced to MJ Harvest, Inc. to cover operating expenses.

The following tables reflect the related party transactions.

	March 31, 2024	March 31, 2023
Director fee	$11,875	$11,875
Outside services	59,375	59,375
Management fee	17,364	30,713

4. Investments

At March 31, 2024 and December 31, 2023, the Company owns -0- shares of common stock of Medical Cannabis Payment Solutions (ticker: REFG). In January 2023, the Company sold all of its holdings in REFG for $9,041 and recognized a loss of $155,735.

In 2021, the Company received 1,500,000 shares of common stock and 1,500,000 shares of preferred stock of THC Pharmaceuticals Inc. (ticker: CBDG). The CBDG shares were received as consideration for the sale of the Company’s majority interest in iBud and GKMP in the year ended December 31, 2021. On the date of sale, the shares were valued at fair value which was $0.20 per share or $600,000 in the aggregate. The Company’s Chief Executive Officer and Chairman of the Board, David Tobias is a Director of CBDG. On January 1, 2024, the preferred shares were returned to CBDG.

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG.  The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable.  The fair value of the Company’s investment at March 31, 2024 and December 31, 2023 was $18,150 and $66,000 resulting in a unrealized loss of $14,850 and $211,483 for the change in fair value during the three months ended March 31, 2024 and 2023, respectively. The returned preferred shares are accounted for as a loss on return of investment securities on the statement of operations for the three months ended March 31, 2024 in the amount of $33,000.

5. Convertible Notes Payable

On January 1, 2023, the Company entered into an agreement with Carolyn Merrill (“Carolyn”) whereby the Company issued a convertible note to Carolyn with a principal amount of $72,262.  As stated in the January 1, 2023, agreement Ms. Merrill’s contract compensation will also be added to the note for her services through March 31, 2023 in the amount of $25,000. On December 19, 2023, $11,500 of note payable was converted to 6,700,000 shares common stock which were valued at $36,800 resulting in a loss on conversion of $25,300. Note payable at December 31, 2023 is $85,762.  The note bears interest at 8% and has a term of one year when payment of principal and interest is due. If payment by S-8 shares the amount paid will be with a 10% discount, if by agreement and paid with restricted stock will be with a 30% discount

..  Both methods are calculated using the average of the lowest 3 closing prices during the 30 trading days preceding the request for conversion.

On September 18, 2023, the Company entered into an agreement with Quick Capital, LLC whereby the Company issued a convertible note with a principal amount of $33,055. The maturity date is nine months after the issue date, accruing interest at 12% per annum and can be converted after 180 days from date of issue at a fixed rate of $0.01 per share.

On August 16, 2023, the Company entered into an agreement with Colonial Stock Transfer Company, Inc., (“CSTC”) whereby the Company issued a convertible note to CSTC with a principal amount of $11,020.  The note bears interest at 10% and has a term of one year when payment of principal and interest is due. If payment by S-8 shares the amount paid will be with a 10% discount, if by agreement and paid with restricted stock will be with a 25% discount. The conversion methods are calculated using the lowest closing prices during the 25 trading days preceding the request for conversion.

On January 15, 2024, the Company entered into an agreement with Carolyn Merrill (“Carolyn”) whereby the Company issued a convertible note to Carolyn with a principal amount of $75,000.  The note bears interest at 5% and has a term of one year when payment of principal and interest is due. If payment by S-8 shares the amount paid will be with a 10% discount, if by agreement and paid with restricted stock will be with a 30% discount.  Both methods are calculated using the average of the lowest 3 closing prices during the 30 trading days preceding the request for conversion.

Interest expense for the three months ended March 31, 2024 and 2023 was $5,035 and $1,445, respectively. Accrued interest payable is included in accounts payable and accrued expenses on the consolidated balance sheet.

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

Stock payable at March 31, 2024 consists of 18,977,126 preferred shares and 15,087,071 restricted common shares owed to members of the board of directors and officers for directors’ fees and contract services.  These shares were valued at $767,768 based on the fair value of the Company’s common stock at the date of board authorization.  An additional 1,543,210 common shares were owed to various non-related vendors at March 31, 2024 valued at $27,778 based on the fair value of the Company’s common stock at the date of board authorization.  Subsequent to year end, no issuance of the shares have been made.

Stock Compensation Plans

2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021.  At March 31, 2024 and December 31, 2023 44,425 shares were available for future issuance.

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

From April 1, 2024 to April 30, 2024	$2,590
Subtotal	2,590
Less imputed interest	( - )
Net lease liability	2,590
Current Portion	(2,590)
Long-term portion	$-0-

Rent expense for the three months ended March 31, 2024 and 2023 was $9,120 and $8,416 respectively.

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of March 31, 2024, no claims are outstanding.

8. Proposed Merger with MJ Harvest, Inc.

On August 8, 2022, the Company entered into a Merger Agreement (the “Merger Agreement”) with MJ Harvest, Inc. (“MJHI”). Pursuant to the Merger Agreement, MJHI will merge with and into the Company and the Company will be the surviving corporation in the Merger.  The Merger is expected to be consummated once the shareholders of the Company and the shareholders of MJHI approve the Merger which management expects will be completed early in the second quarter of calendar year 2023. The terms of the Merger Agreement are summarized below:

•The name of the surviving company in the Merger will be Cannabis Sativa, Inc.

•Each share of MJHI common stock outstanding on the effective date of the Merger will be converted into 2.7 shares of CBDS Common Stock.

•The Merger is subject to majority approval of the shareholders of both MJHI and CBDS.

•The shareholders of MJHI and CBDS will have rights to dissent from the Merger, and, if the notice of dissent is properly given, the dissenting shareholders may be paid fair value for such dissented shares.

•The Board of Directors of the surviving company following the Merger is intended to consist of Patrick Bilton, Randy Lanier, Clinton Pyatt, and David Tobias.

•The Executive Officers of the Company following the Merger are intended to include Patrick Bilton - Chief Executive Officer, Clinton Pyatt - Chief Operating Officer.

•The Merger Agreement includes representations and warranties, covenants, and conditions for MJHI and CBDS as are customary for transactions of this nature.

•No brokerage fees are payable in connection with the Merger.

•If majority shareholder approval of the merger is not obtained, the Merger will not occur, and the Merger Agreement will be terminated.

•All costs and expenses in connection with the Merger transactions will be borne by CBDS, except that MJHI will be responsible for expenses of its own legal counsel and auditing costs.

The merger was withdrawn with the SEC in August 2023.  The Company and MJ Harvest are continuing discussions in hopes of completing this transaction.

9. Subsequent Events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.