Form 10-Q
period 2024-06-30
Cannabis Sativa, Inc.
filed 2024-08-14
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

☐ Yes ☒ No

The number of shares of the issuer’s Common Stock outstanding as of August 13, 2024, is 108,119,505.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Attached after signature page.

Item 1C. Cybersecurity

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We currently have security measures in place to protect our clients, customers, employees, and vendor information and prevent data loss and other security breaches. We only use third party software for accounting, billing and payroll that has robust compliance and is actively involved in continuous assessment of risks from cybersecurity threats, including prevention, mitigation, detection, and remediation of cybersecurity incidents.

Our CEO is responsible for overseeing our business operations and is responsible for day-to-day assessment and confers weekly with subsidiary webmaster to understand any risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents.

As our core operations are virtual, it is routine to undertake activities to prevent, detect, and minimize the effects of cybersecurity incidents, maintain business continuity, contingency, and have recovery plans for use in the event of a cybersecurity incident by the administering of local and cloud based back up of files and emails. We currently do not carry a cyber liability insurance policy but are evaluating whether to acquire one to mitigate any financial impact of a cybersecurity breach.

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

Results of Operations

Three Months Ended June 30, 2024, compared with the Three Months Ended June 30, 2023

	Three Months Ended
	A	B	A-B
	June 30,	June 30,	Change	Change %
	2024	2023
REVENUE	$234,391	$323,197	$(88,806)	(27)%
Cost of revenues	84,102	120,608	(36,506)	(30)%
Cost of sales % of total sales	36%	37%		(1)%
Gross profit	150,289	202,589	(52,300)	(26)%
Gross profit % of sales	64%	63%
EXPENSES
Professional fees	91,597	108,757	(17,160)	(16)%
Depreciation and amortization	302	37,990	(37,688)	(99)%
Wages and salaries	97,009	209,690	(112,681)	(54)%
Advertising	6,052	4,630	1,422	31%
General and administrative	153,274	146,339	6,935	5%
Total expenses	348,234	507,406	(159,172)	(31)%
NET LOSS FROM CONTINUING OPERATIONS	(197,945)	(304,817)	106,872	(35)%

Revenue for the three months ended June 30, 2024, decreased 27% compared to the three months ended June 30, 2023. Cost of revenues as a percentage of sales decreased 30% between the periods. The decrease in revenues is primarily a result of the significant increase in competition for market share in the cannabis tele-medicine industry. This decrease in the demand for our service continued during the second quarter of 2024.

Total operating expenses decreased in June 30, 2024 compared with 2023 which trended down as did revenue in the current period. Decreases in professional fees, depreciation and amortization, wages and salaries expenses. Professional fees decreased with continuing efforts at cost reduction. PrestoDoctor management salaries also decreased in the three months ended June 30, 2024.

	Six Months Ended
	A	B	A-B
	June 30,	June 30,	Change	Change %
	2024	2023
REVENUE	$459,522	$668,565	$(209,043)	(31)%
Cost of revenues	183,120	226,009	(42,889)	(19)%
Cost of sales % of total sales	40%	34%		6%
Gross profit	276,402	442,556	(166,154)	(38)%
Gross profit % of sales	60%	66%
EXPENSES
Professional fees	149,234	161,898	(12,664)	(8)%
Depreciation and amortization	2,727	75,979	(73,252)	(96)%
Wages and salaries	211,080	324,793	(113,713)	(35)%
Advertising	7,932	7,476	456	6%
General and administrative	278,165	289,588	(11,423)	(4)%
Total expenses	649,138	859,734	(210,596)	(25)%
NET LOSS FROM CONTINUING OPERATIONS	(372,736)	(417,178)	44,442	11%

Revenue for the six months ended June 30, 2024, decreased 31% compared to the six months ended June 30 2023. Cost of revenues as a percentage of sales increased 6% between the periods. The decrease in revenues is primarily a result of the significant increase in competition for market share in the cannabis tele-medicine industry. This decrease in the demand for our service continued during the second quarter of 2024.

Total operating expenses decreased in June 30, 2024 compared with 2023 which trended down as did revenue in the current period. Decreases in professional fees, depreciation and amortization, wages and salaries and general and administrative expenses. Professional fees decreased with continuing efforts at cost reduction. PrestoDoctor management salaries also decreased in the six months ended June 30, 2024.

Liquidity and Capital Resources

Cash used in operating activities was $62,809 in the six months ended June 30,2024. We ended the second quarter of 2024 with $61,193 in cash on hand.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $613,344 and $816,437, respectively, for the six months ended June 30, 2024, and 2023 and had an accumulated deficit of $82,659,595 as of June 30, 2024. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2024

By:	/s/ David Tobias
David Tobias Principal Executive Officer Principal Financial Officer

CANNABIS SATIVA, INC.

Contents

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$61,193	$83,762
Investment in equity securities, at fair value	25,500	66,000
Right of use asset	-	10,232

Total Current Assets	86,693	159,994

Advances to related party	75,054	75,054
Property and equipment, net	2,299	2,436
Intangible assets, net	4,669	7,259
Goodwill	1,775,811	1,775,811

Total Assets	$1,944,526	$2,020,554

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$141,841	$175,066
Operating lease liability, current	-	10,232
Accrued interest - related parties	20,353	20,130
Fair value of convertible component in convertible loans	174,490	-
Convertible notes payable	230,560	118,818
Notes payable to related parties	197,410	161,170

Total Current Liabilities	764,654	485,416

Long-term liabilities
Stock payable	883,392	777,747

Total Liabilities	1,648,046	1,263,163

Commitments and contingencies (Notes 6 and 8)

Stockholders' Equity
Common stock $0.001 par value; 495,000,000 shares authorized; 103,014,672 and 88,814,037 shares issued and outstanding, respectively	103,015	88,815
Additional paid-in capital	81,530,429	81,392,196
Accumulated deficit	(82,659,595)	(82,083,492)

Total Cannabis Sativa, Inc. Stockholders' Deficit	(1,026,151)	(602,481)

Non-Controlling Interest	1,322,631	1,359,872

Total Stockholders' Equity	296,480	757,391

Total Liabilities and Stockholders' Equity	$1,944,526	$2,020,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2024	2023

Revenues	$234,391	$323,197	$459,522	$668,565

Cost of Revenues	84,102	120,608	183,120	226,009

Gross Profit	150,289	202,589	276,402	442,556

Operating Expenses
Professional fees	91,597	108,757	149,234	161,898
Depreciation and amortization	302	37,990	2,727	75,979
Wages and salaries	97,009	209,690	211,080	324,793
Advertising	6,052	4,630	7,932	7,476
General and administrative	153,274	146,339	278,165	289,588

Total Operating Expenses	348,234	507,406	649,138	859,734

Loss from Operations	(197,945)	(304,817)	(372,736)	(417,178)

Other (Income) and Expenses
Unrealized (gain) loss on investment	(7,350)	2,400	7,500	213,883
(Gain) loss on debt settlement	16,109	(114)	7,776	10,527
Loss on return of investment securities	-	-	33,000	155,735
Financial expense	184,072	9,233	192,332	19,114

Total Other (Income) Expenses, Net	192,831	11,519	240,608	399,259

Loss Before Income Taxes	(390,776)	(316,336)	(613,344)	(816,437)

Income Taxes	-	-	-	-

Net Loss for the Period	(390,776)	(316,336)	(613,344)	(816,437)

Income (loss) attributable to non-controlling interest - PrestoCorp	(14,946)	16,150	(37,242)	38,971

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$(375,830)	$(332,486)	$(576,102)	$(855,408)

Net Loss for the Period per Common Share: Basic & Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic & Diluted	94,364,400	48,169,783	91,619,670	46,926,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest - Prestocorp	Total

Balance - January 1, 2023	45,566,363	$45,567	$80,939,618	$(80,603,069)	$1,290,566	$1,672,682
Common stock issued - note payable conversion	320,513	321	25,316	-	-	25,637
Net loss for the period	-	-	-	(522,922)	22,821	(500,101)

Balance - March 31, 2023	45,886,876	45,888	80,964,934	(81,125,991)	1,313,387	1,198,218
Common stock issued - note payable conversion	1,711,397	1,711	37,289	-	-	39,000
Common stock issued for services	2,450,000	2,450	85,750	-	-	88,200
Net loss for the period	-	-	-	(332,486)	16,150	(316,336)

Balance - June 30, 2023	50,048,273	$50,049	$81,087,973	$(81,458,477)	$1,329,537	$1,009,082

Balance - January 1, 2024	88,814,037	$88,815	$81,392,196	$(82,083,492)	$1,359,872	$757,391
Net loss for the period	-	-	-	(200,273)	(22,295)	(222,568)

Balance - March 31, 2024	88,814,037	88,815	81,392,196	(82,283,765)	1,337,577	534,823
Common stock issued - notes payable conversion	2,580,159	2,580	25,993	-	-	28,573
Common stock issued for services in accounts payable	11,620,476	11,620	112,240	-	-	123,860
Net loss for the period	-	-	-	(375,830)	(14,946)	(390,776)

Balance - June 30, 2024	103,014,672	$103,015	$81,530,429	$(82,659,595)	$1,322,631	$296,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the six months ended June 30,	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(613,344)	$(816,437)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Unrealized loss (gain) on investments	7,500	213,883
Depreciation and amortization	2,727	75,979
Loss on debt settlement	7,776	10,527
Loss on return of investment securities	33,000	155,735
Stock issued for services	-	88,200
Stock payable for services	231,250	196,527
Note payable issued for services	30,000	55,000
Changes in Assets and Liabilities:
Change in fair value of convertible component in convertible loans	174,490	-
Accounts payable and accrued expenses	62,352	(31,321)
Accrued interest - related parties	1,440	50
Net Cash Used in Operating Activities	(62,809)	(51,857)

Cash Flows from Investing Activities:
Proceeds from sale of stock held for investment	-	9,040
Advances to related party	-	(19,388)
Net Cash Used in Investing Activities	-	(10,348)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	30,000	-
Proceeds from related parties notes payable, net	10,240	22,884
Net Cash Provided by Financing Activities	40,240	22,884

NET CHANGE IN CASH	(22,569)	(39,321)

CASH AT BEGINNING OF PERIOD	83,762	97,445

CASH AT END OF PERIOD	$61,193	$58,124

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities
Shares issued in consideration of convertible notes and interest payable – related parties	$7,453	$30,000
Shares issued in consideration of convertible notes payable	$21,120	$39,000
Convertible note issued for payable	$86,022	$-
Common stock issued for services in accounts payable	$123,860	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 and 2023

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

•PrestoCorp, Inc. (“PrestoCorp”)

•Wild Earth Naturals, Inc. (“Wild Earth”)

•Kubby Patent and Licenses Limited Liability Company (“KPAL”)

•Hi Brands, International, Inc. (“Hi Brands”)

•Eden Holdings LLC (“Eden”).

PrestoCorp is a 51% owned subsidiary. Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. At June 30, 2024 and December 31, 2023, PrestoCorp is the sole operating subsidiary.

Our primary operations for the six months ended June 30, 2024 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

Basis of Presentation

Operating results for the three and six months ended June 30, 2024, may not be indicative of the results expected for the full year ending December 31, 2024. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2023, as filed with the United States Securities and Exchange Commission on May 14, 2024.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2024, and its results of operations, cash flows, and changes in stockholders’ equity for the three and six months ended June 30, 2024. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of Cannabis Sativa, Inc. (the “Company” or “CBDS”), and its wholly-owned subsidiaries and PrestoCorp, a 51% owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

Going Concern:

The Company has an accumulated deficit of $82,659,595 at June 30, 2024, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 and 2023

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

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the six months ended June 30, 2024 and December 31, 2023 the Company had -0- and 50,000 outstanding warrants, respectively, and -0- shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted.

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

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 and 2023

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,530,741)	(1,528,151)
Net Intangible Assets	$4,669	$7,259

Amortization expense for the three and six months ended June 30, 2024 and 2023 was $233 (2023: $37,921) and $2,590 (2023: $75,842), respectively.

Amortization of intangibles through 2029 is:

July 1, 2024 to June 30, 2025	$932
July 1, 2025 to June 30, 2026	932
July 1, 2026 to June 30, 2027	932
July 1, 2027 to June 30, 2028	932
July 1, 2028 to June 30, 2029	932

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,234,391 as of June 30, 2024 and December 31, 2023. The balance of goodwill at June 30, 2024 and December 31, 2023 was $1,775,811.

3. Related Party Transactions

In addition to items disclosed in Notes 6, the Company had additional related party transactions during the six months ended June 30, 2024 and 2023.

Historically, the Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

During the six months ended June 30, 2024 and 2023, David Tobias, the Company’s chief executive officer and director, loaned $10,240 and $22,721, respectively to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2024. The note payable totaled $58,160 and $47,921 at June 30, 2024 and December 31, 2023, respectively.

During the six months ended June 30, 2024, the Company and Cathy Carroll, director, entered into a note payable for $15,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2024. The note payable totaled $139,250 and $109,250 at June 30, 2024 and December 31, 2023, respectively.

The Company also has an outstanding loan in the amount of $4,000 to a director of the Company.  It accrues interest at 5% per annum. On May 22, 2024, the Company paid off this loan and the accrued interest with stock.  See Note 6.

During the three and six months ended June 30, 2024 and 2023, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 8% per annum in the amounts of $689 (2023: $6,158) and $1,440 (2023: $11,815), respectively.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 and 2023

The following tables reflect the related party payable balances.

	Related party payables	Accrued interest	Total
	June 30, 2024
David Tobias, CEO & Director	$58,160	$17,461	$75,621
New Compendium, greater than 10% Shareholder	-	1,906	1,906
Stock payable	413,750	-	413,750
Cathy Carroll, Director	139,250	986	140,236
Totals	$611,160	$20,353	$631,513

	Related party payables	Accrued interest	Total
	December 31, 2023
David Tobias, CEO & Director	$47,920	$13,779	$61,699
New Compendium, greater than 10% Shareholder	-	1,906	1,906
Cathy Carroll, Director	109,250	986	110,236
Stock payable	332,500	-	332,500
Other Affiliates	4,000	1,200	5,200
Totals	$493,670	$17,871	$511,541

At June 30, 2024 and December 31, 2023, the Company has a balance due from MJ Harvest, Inc., with whom the Company plans to merge, of $75,054 (see Note 9). The amount is included in advances to related party on the condensed consolidated balance sheets. The funds were advanced to MJ Harvest, Inc. to cover operating expenses.

The following tables reflect the related party transactions.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Director fee	$11,875	$11,875	11,875	11,875
Outside services	59,375	59,375	118,750	118,750
Management fee	9,923	23,625	27,287	44,100
Payroll expenses	38,896	-	38,896	-

4. Investments

At June 30, 2024 and December 31, 2023, the Company owns -0- shares of common stock of Medical Cannabis Payment Solutions (ticker: REFG). In January 2023, the Company sold all of its holdings in REFG for $9,041 and recognized a loss of $155,735.

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG.  The Company elected to account for its investment in CBDG at fair value because

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 and 2023

the Company does not intend to hold the investment for a long period of time and the shares are readily marketable.  The fair value of the Company’s investment at June 30, 2024 and December 31, 2023 was $25,500 and $66,000 resulting in a unrealized (gain) loss of ($7,350) (2023: $2,400) and $7,500 (2023: $213,883) for the change in fair value during the three and six months ended June 30, 2024 and 2023, respectively. The returned preferred shares are accounted for as a loss on return of investment securities on the statement of operations for the six months ended June 30, 2024 in the amount of $33,000.

5. Convertible Notes Payable

On January 1, 2023, the Company entered into an agreement with Carolyn Merrill (“Carolyn”) whereby the Company issued a convertible note to Carolyn with a principal amount of $72,262.  As stated in the January 1, 2023, agreement Ms Merrill’s contract compensation will also be added to the note for her services through March 31, 2023 in the amount of $25,000. On December 19, 2023, $11,500 of note payable was converted to 6,700,000 shares common stock which were valued at $36,800 resulting in a loss on conversion of $25,300. Note payable at December 31, 2023 was $85,762.  The note bears interest at 8% and has a term of one year when payment of principal and interest is due and 12% thereafter. If payment by S-8 shares the amount paid will be with a 10% discount, if by agreement and paid with restricted stock will be with a 30% discount.  Both methods are calculated using the average of the lowest 3 closing prices during the 30 trading days preceding the request for conversion.

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of June 30, 2024, the conversion feature was revalued at $27,083.

On September 18, 2023, the Company entered into an agreement with Quick Capital, LLC whereby the Company issued a convertible note with a principal amount of $33,055. The maturity date is nine months after the issue date, accruing interest at 12% per annum and can be converted after 180 days from date of issue at a fixed rate of $0.01 per share.  On June 26, 2024, Quick Capital converted $7,613 of note payable, $2,967 accrued interest and $1,420 fees for a total of $12,000 into 1,200,000 shares common stock.  The market value on June 26, 2024 was $0.0176 or a market value of $21,120 which gave rise to a loss on conversion of $9,120.

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of June 30, 2024, the conversion feature was revalued at $103.

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

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of June 30, 2024, the conversion feature was revalued at $147,304.

On May 22, 2024, the Company entered into an agreement with Quick Capital, LLC whereby the Company issued a convertible note with a principal amount of $33,333. The Company received $25,000 after loan costs of $5,000 and original issue discount of $3,333. The original issue discount is included in loss on debt settlement.  The maturity date is nine months after the issue date, accruing interest at 12% per annum and can be converted after 180 days from date of issue at a fixed rate of $0.02 per share.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 and 2023

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of June 30, 2024, the conversion feature was revalued at $0.

Interest expense for the three and six months ended June 30, 2024 and 2023 was $2,144 (2023: $6,157) and $10,146 (2023: $11,815), respectively. Accrued interest payable is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

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

During the six months ended June 30, 2024, 11,620,476 shares of common stock were issued to pay services that were included in accounts payable at December 2023 in the amount of $123,860.

During the six months ended June 30, 2024, 1,380,159 shares of common stock were issued to convert $4,000 of a note payable and $1,217 of accrued interest to a related party. The note was converted at a discount of 30% at a average of the lowest closing prices for 30 days prior to January 29, 2024 which produced a loss on debt settlement of $2,236.  See Note 3.

During the six months ended June 30, 2024, 1,200,000 shares of common stock were issued to convert $7,613 of a note payable, $2,967 of accrued interest and $1,420 of fees. The note was converted at a flat rate of $0.01. Market value at date of conversion was $0.0176 which produced a loss on debt settlement of $9,120.  See Note 5.

Stock payable at June 30, 2024 consists of 22,548,554 preferred shares and 15,478,008 restricted common shares owed to members of the board of directors and officers for directors’ fees and contract services.  These shares were valued at $743,750 based on the fair value of the Company’s common stock at the date of board authorization.  An additional 4,702,249 common shares were owed to as non-related vendor at June 30, 2024 valued at $139,643 based on the fair value of the Company’s common stock at the date of board authorization.

Stock Compensation Plans

2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021.  At June 30, 2024 and December 31, 2023 44,425 shares were available for future issuance.

CANNABIS SATIVA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 and 2023

7. Commitments and Contingencies

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of June 30, 2024, no claims are outstanding.

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