Form 10-Q
period 2024-09-30
Dogecoin Cash, Inc.
filed 2024-12-31
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-53571

Dogecoin Cash, Inc.
Formerly Cannabis Sativa, Inc.

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

☐ Yes ☒ No

The number of shares of the issuer’s Common Stock outstanding as of December 31, 2024, is 137,066,141.

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

Results of Operations

Three Months Ended September 30, 2024, compared with the Three Months Ended September 30, 2023

	Three Months Ended
	A	B	A-B
	September 30,	September 30,	Change	Change %
	2024	2023
REVENUE	$189,121	$271,207	$(88,806)	(27)%
Cost of revenues	70,249	102,472	(36,506)	(30)%
Cost of sales % of total sales	37%	38%		(1)%
Gross profit	118,872	168,735	(52,300)	(26)%
Gross profit % of sales	63%	62%
EXPENSES
Professional fees	114,456	61,065	53,391	87%
Depreciation and amortization	301	37,989	(37,688)	(99)%
Wages and salaries	82,293	143,935	(61,642)	(43)%
Advertising	996	1,637	(641)	(39)%
General and administrative	102,673	145,633	(42,960)	(29)%
Total expenses	300,719	390,259	(159,172)	(41)%
NET LOSS FROM CONTINUING OPERATIONS	(181,847)	(221,524)	39,677	(18)%

Revenue for the three months ended September 30, 2024, decreased 27% compared to the three months ended September 30, 2023. Cost of revenues as a percentage of sales decreased 30% between the periods. The decrease in revenues is primarily a result of the significant increase in competition for market share in the cannabis tele-medicine industry. This decrease in the demand for our service continued during the third quarter of 2024.

Total operating expenses decreased in September 30, 2024 compared with 2023 which trended down as did revenue in the current period. Decreases in depreciation and amortization, wages and salaries and general and administrative expenses. PrestoDoctor management salaries also decreased in the three months ended September 30, 2024.

Nine Months Ended September 30, 2024, compared with the Nine Months Ended September 30, 2023

	Nine Months Ended
	A	B	A-B
	September 30,	September 30,	Change	Change %
	2024	2023
REVENUE	$648,643	$939,772	$(291,129)	(31)%
Cost of revenues	253,369	328,481	(75,112)	(23)%
Cost of sales % of total sales	39%	35%		6%
Gross profit	395,274	611,291	(216,017)	(35)%
Gross profit % of sales	61%	65%
EXPENSES
Professional fees	263,690	222,963	40,727	18%
Depreciation and amortization	3,028	113,968	(110,940)	(97)%
Wages and salaries	293,373	468,728	(175,355)	(37)%
Advertising	8,928	9,113	(185)	(2)%
General and administrative	380,838	435,221	(54,383)	(12)%
Total expenses	949,857	1,249,993	(300,136)	(24)%
NET LOSS FROM CONTINUING OPERATIONS	(554,583)	(417,178)	84,119	(13)%

Revenue for the nine months ended September 30, 2024, decreased 31% compared to the nine months ended September 30, 2023. Cost of revenues as a percentage of sales decreased 23% between the periods. The decrease in revenues is primarily a result of the significant increase in competition for market share in the cannabis tele-medicine industry. This decrease in the demand for our service continued during the third quarter of 2024.

Total operating expenses decreased in September 30, 2024 compared with 2023 which trended down as did revenue in the current period. Decreases in depreciation and amortization, wages and salaries and general and administrative expenses. PrestoDoctor management salaries also decreased in the nine months ended September 30, 2024.

Liquidity and Capital Resources

Cash used in operating activities was $78,400 in the nine months ended September 30,2024. We ended the third quarter of 2024 with $41,352 in cash on hand.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $854,454 and $995,109, respectively, for the nine months ended September 30, 2024, and 2023 and had an accumulated deficit of $82,895,826 as of September 30, 2024. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

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

Dogecoin Cash, Inc.

Date: December 31, 2024

By:	/s/ David Tobias
David Tobias Principal Executive Officer Principal Financial Officer

DOGECOIN CASH, INC.

Contents

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$41,352	$83,762
Investment in equity securities, at fair value	18,000	66,000
Right of use asset	-	10,232

Total Current Assets	59,352	159,994

Advances to related party	76,305	75,054
Property and equipment, net	2,231	2,436
Intangible assets, net	4,436	7,259
Goodwill	1,775,811	1,775,811

Total Assets	$1,918,135	$2,020,554

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$126,808	$175,066
Operating lease liability, current	-	10,232
Accrued interest - related parties	20,939	20,130
Fair value of convertible component in convertible loans	174,490	-
Convertible notes payable	220,743	118,818
Notes payable to related parties	206,911	161,170

Total Current Liabilities	749,891	485,416

Long-term liabilities
Stock payable	1,042,773	777,747

Total Liabilities	1,792,664	1,263,163

Commitments and contingencies (Notes 6 and 8)

Stockholders' Equity
Common stock $0.001 par value; 495,000,000 shares authorized; 110,030,284 and 88,814,037 shares issued and outstanding, respectively	110,030	88,815
Additional paid-in capital	81,593,515	81,392,196
Accumulated deficit	(82,895,826)	(82,083,492)

Total Cannabis Sativa, Inc. Stockholders' Deficit	(1,192,281)	(602,481)

Non-Controlling Interest	1,317,752	1,359,872

Total Stockholders' Equity	125,471	757,391

Total Liabilities and Stockholders' Equity	$1,918,135	$2,020,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Revenues	$189,121	$271,207	$648,643	$939,772

Cost of Revenues	70,249	102,472	253,369	328,481

Gross Profit	118,872	168,735	395,274	611,291

Operating Expenses
Professional fees	114,456	61,065	263,690	222,963
Depreciation and amortization	301	37,989	3,028	113,968
Wages and salaries	82,293	143,935	293,373	468,728
Advertising	996	1,637	8,928	9,113
General and administrative	102,673	145,633	380,838	435,221

Total Operating Expenses	300,719	390,259	949,857	1,249,993

Loss from Operations	(181,847)	(221,524)	(554,583)	(638,702)

Other (Income) and Expenses
Unrealized (gain) loss on investment	7,500	(28,800)	15,000	185,083
Employee Retention Credit	-	(139,970)	-	(139,970)
(Gain) loss on debt settlement	44,406	88,591	52,182	99,118
Loss on return of investment securities	-	-	33,000	155,735
Financial expense	7,357	37,327	199,689	56,441

Total Other (Income) Expenses, Net	59,263	(42,852)	299,871	356,407

Loss Before Income Taxes	(241,110)	(178,672)	(854,454)	(995,109)

Income Taxes	-	-	-	-

Net Loss for the Period	(241,110)	(178,672)	(854,454)	(995,109)

Income (loss) attributable to non-controlling interest - PrestoCorp	(4,879)	49,076	(42,121)	88,047

Net Loss for the Period Attributable To Dogecoin Cash, Inc.	$(236,231)	$(227,748)	$(812,333)	$(1,083,156)

Net Loss for the Period per Common Share: Basic & Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic & Diluted	107,508,142	52,119,640	96,970,853	48,676,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest - Prestocorp	Total

Balance - January 1, 2023	45,566,363	$45,567	$80,939,618	$(80,603,069)	$1,290,566	$1,672,682
Common stock issued - note payable conversion	320,513	321	25,316	-	-	25,637
Net loss for the period	-	-	-	(522,922)	22,821	(500,101)

Balance - March 31, 2023	45,886,876	45,888	80,964,934	(81,125,991)	1,313,387	1,198,218
Common stock issued - note payable conversion	1,711,397	1,711	37,289	-	-	39,000
Common stock issued for services	2,450,000	2,450	85,750	-	-	88,200
Net loss for the period	-	-	-	(332,486)	16,150	(316,336)

Balance - June 30, 2023	50,048,273	50,049	81,087,973	(81,458,477)	1,329,537	1,009,082
Common stock issued - note payable conversion	9,778,937	9,779	185,498	-	-	195,277
Net loss for the period	-	-	-	(227,748)	49,076	(178,672)

Balance - September 30, 2023	59,827,210	$59,828	$81,273,471	$(81,686,225)	$1,378,613	$1,025,687

Balance - January 1, 2024	88,814,037	$88,815	$81,392,196	$(82,083,492)	$1,359,872	$757,391
Net loss for the period	-	-	-	(200,273)	(22,295)	(222,568)

Balance - March 31, 2024	88,814,037	88,815	81,392,196	(82,283,765)	1,337,577	534,823
Common stock issued - note payable conversion	2,580,159	2,580	25,993	-	-	28,573
Common stock issued for services in accounts payable	11,620,476	11,620	112,240	-	-	123,860
Net loss for the period	-	-	-	(375,830)	(14,946)	(390,776)

Balance - June 30, 2024	103,014,672	$103,015	$81,530,429	$(82,659,595)	$1,322,631	$296,480
Common stock issued - note payable conversion	7,015,612	7,015	63,086	-	-	70,101
Net loss for the period	-	-	-	(236,231)	(4,879)	(241,110)

Balance - September 30, 2024	110,030,284	$110,030	$81,593,515	$(82,895,826)	$1,317,752	$125,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the nine months ended September 30,	2024	2023

Cash Flows From Operating Activities:
Net loss for the period	$(854,454)	$(995,109)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Unrealized loss on investments	15,000	185,083
Interest expense - default on notes	-	21,223
Depreciation and amortization	3,028	113,968
Loss on debt settlement	52,182	99,231
Loss on return of investment securities	33,000	155,735
Stock issued for services	-	88,200
Stock payable for services	390,631	319,701
Note payable issued for services	42,500	70,000
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	63,197	(90,142)
Fair value of convertible component in convertible loans	174,490	-
Accrued interest - related parties	2,026	150
Net Cash Used in Operating Activities	(78,400)	(31,960)

Cash Flows from Investing Activities:
Proceeds from sale of stock held for investment	-	9,040
Advances to related party	(1,250)	(19,388)
Net Cash Used in Investing Activities	(1,250)	(10,348)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	30,000	33,056
Proceeds from related parties notes payable, net	7,240	26,719
Net Cash Provided by Financing Activities	37,240	59,775

NET CHANGE IN CASH	(42,410)	17,467

CASH AT BEGINNING OF PERIOD	83,762	97,445

CASH AT END OF PERIOD	$41,352	$114,912

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities
Shares issued in consideration of convertible notes and interest payable - related parties	$7,453	$30,000
Shares issued in consideration of convertible notes payable	$91,221	$160,236
Convertible note issued for payable	$86,022	$-
Common stock issued for services in accounts payable	$123,860	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 and 2023

1. Organization and Summary of Significant Accounting Policies

Nature of Business:

Dogecoin Cash, Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004. On November 13, 2013, we changed our name to Cannabis Sativa, Inc. We operate through several subsidiaries including:

•PrestoCorp, Inc. (“PrestoCorp”)

•Wild Earth Naturals, Inc. (“Wild Earth”)

•Kubby Patent and Licenses Limited Liability Company (“KPAL”)

•Hi Brands, International, Inc. (“Hi Brands”)

•Eden Holdings LLC (“Eden”).

PrestoCorp is a 51% owned subsidiary. Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. At September 30, 2024 and December 31, 2023, PrestoCorp is the sole operating subsidiary.

Our primary operations for the nine months ended September 30, 2024 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

Basis of Presentation

Operating results for the three and nine months ended September 30, 2024, may not be indicative of the results expected for the full year ending December 31, 2024. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2023, as filed with the United States Securities and Exchange Commission on May 14, 2024.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2024, and its results of operations, cash flows, and changes in stockholders’ equity for the three and nine months ended September 30, 2024. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of Cannabis Sativa, Inc. (the “Company” or “CBDS”), and its wholly-owned subsidiaries and PrestoCorp, a 51% owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

DOGECOIN CASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 and 2023

Going Concern:

The Company has an accumulated deficit of $82,895,826 at September 30, 2024, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the nine months ended September 30, 2024 and December 31, 2023 the Company had -0- and 50,000 outstanding warrants, respectively, and -0- shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted.

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

DOGECOIN CASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 and 2023

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,530,974)	(1,528,151)
Net Intangible Assets	$4,436	$7,259

Amortization expense for the three and nine months ended September 30, 2024 and 2023 was $233 (2023: $37,921) and $3,028 (2023: $113,763), respectively.

Amortization of intangibles through 2029 is:

October 1, 2024 to September 30, 2025	$932
October 1, 2025 to September 30, 2026	932
October 1, 2026 to September 30, 2027	932
October 1, 2027 to September 30, 2028	932
October 1, 2028 to September 30, 2029	711

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,234,391 as of September 30, 2024 and December 31, 2023. The balance of goodwill at September 30, 2024 and December 31, 2023 was $1,775,811.

DOGECOIN CASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 and 2023

3. Related Party Transactions

In addition to items disclosed in Notes 6, the Company had additional related party transactions during the nine months ended September 30, 2024 and 2023.

Historically, the Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

During the nine months ended September 30, 2024 and 2023, David Tobias, the Company’s chief executive officer and director, loaned $7,240 and $22,721, respectively to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2024. The note payable totaled $55,160 and $59,420 at September 30, 2024 and December 31, 2023, respectively.

During the nine months ended June 30, 2024, the Company and Cathy Carroll, director, entered into a note payable for $42,500 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2024. The note payable totaled $151,750 and $109,250 at September 30, 2024 and December 31, 2023, respectively.

The Company also has an outstanding loan in the amount of $4,000 to a director of the Company.  It accrues interest at 5% per annum. On May 22, 2024, the Company paid off this loan and the accrued interest with stock.  See Note 6.

During the three and nine months ended September 30, 2024 and 2023, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 8% per annum in the amounts of $586 (2023: $4,559) and $2,026 (2023: $16,374), respectively.

The following tables reflect the related party payable balances.

September 30, 2024	Related party payables	Accrued interest	Total

David Tobias, CEO & Director	$55,161	$18,047	$73,208
New Compendium, greater than 10% Shareholder	-	1,906	1,906
Stock payable – Directors & Officers	818,750	-	818,750
Cathy Carroll, Director	151,750	986	152,736
Totals	$1,025,661	$20,939	$1,046,600

DOGECOIN CASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 and 2023

3. Related Party Transactions – continued

December 31, 2023	Related party payables	Accrued interest	Total

David Tobias, CEO & Director	$47,920	$13,779	$61,699
New Compendium, greater than 10% Shareholder	-	1,906	1,906
Cathy Carroll, Director	109,250	986	110,236
Stock payable – Directors & Officers	606,250	-	606,250
Other Affiliates	4,000	1,200	5,200
Totals	$767,420	$17,871	$785,291

At September 30, 2024 and December 31, 2023, the Company has a balance due from MJ Harvest, Inc., with whom the Company plans to merge, of $75,054 (see Note 9). The amount is included in advances to related party on the condensed consolidated balance sheets. The funds were advanced to MJ Harvest, Inc. to cover operating expenses.

At September 30, 2024 and December 31, 2023, the Company has a balance due from a director of $1,250 and $-0-, respectively. The amount is included in advances to related party on the condensed consolidated balance sheets. The funds were advanced to the director to cover upcoming consulting services.

The following tables reflect the related party transactions.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Directors fees	$-	$11,875	$23,750	$35,625
Outside services	59,375	59,375	178,125	178,125
Management fee	2,500	32,051	29,787	76,151
Payroll expenses	-	-	38,896	-

DOGECOIN CASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 and 2023

4. Investments

At September 30, 2024 and December 31, 2023, the Company owns -0- shares of common stock of Medical Cannabis Payment Solutions (ticker: REFG). In January 2023, the Company sold all of its holdings in REFG for $9,041 and recognized a loss of $155,735.

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG. The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable. The fair value of the Company’s investment at September 30, 2024 and December 31, 2023 was $18,000 and $66,000 resulting in a unrealized (gain) loss of $7,500 (2023: ($28,800)) and $15,000 (2023: $185,083) for the change in fair value during the three and nine months ended September 30, 2024 and 2023, respectively. The returned preferred shares are accounted for as a loss on return of investment securities on the statement of operations for the nine months ended September 30, 2024 in the amount of $33,000.

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

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of September 30, 2024, the conversion feature was revalued at $27,083.

DOGECOIN CASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 and 2023

5. Convertible Notes Payable - continued

On September 18, 2023, the Company entered into an agreement with Quick Capital, LLC whereby the Company issued a convertible note with a principal amount of $33,055. The maturity date is nine months after the issue date, accruing interest at 12% per annum and can be converted after 180 days from date of issue at a fixed rate of $0.01 per share. On June 26, 2024, Quick Capital converted $7,613 of note payable, $2,967 accrued interest and $1,420 fees for a total of $12,000 into 1,200,000 shares common stock.  The market value on June 26, 2024 was $0.0176 or a market value of $21,120 which gave rise to a loss on conversion of $9,120. On July 18, 2024, Quick Capital converted $20,768 of note payable, $176 accrued interest and $1,457 fees for a total of $22,400 into 5,104,831 shares common stock.  The market value on July 18, 2024 was $0.011 or a market value of $56,153 which gave rise to a loss on conversion of $35,209.  On September 9, 2024, Quick Capital converted $4,675 of note payable, $78 accrued interest and $1,457 fees for a total of $6,210 into 1,910,781 shares common stock.  The market value on September 30, 2024 was $0.0073 or a market value of $13,949 which gave rise to a loss on conversion of $7,739.

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of September 30, 2024, the conversion feature was revalued at $103.

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

DOGECOIN CASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 and 2023

5. Convertible Notes Payable - continued

On August 5, 2024, the Company entered into an agreement with Colonial Stock Transfer Company, Inc., (“CSTC”) whereby the Company issued a convertible note to CSTC with a principal amount of $15,626. The note bears interest at 10% and has a term of one year when payment of principal and interest is due. Conversion will be with a 25% discount and will be calculated using the lowest closing price during the 25 trading days preceding the request for conversion.

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of September 30, 2024, the conversion feature was revalued at $0.

Interest expense for the three and nine months ended September 30, 2024 and 2023 was $2,640 (2023: $1,945) and $12,786 (2023: $13,761) respectively. Accrued interest payable is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

6. Stockholders’ Equity

Change in Authorized Shares

The Company increased the number of authorized common shares the Company is authorized to issue to 495,000,000 on August 8, 2022. This change in capital structure was approved without a meeting by the consent of the shareholders holding a majority of the common stock outstanding and Articles of Amendment were filed with the State of Nevada.

Securities Issuances

During the nine months ended September 30, 2023, 11,810,847 shares of common stock were issued to convert $160,685 of a note payable to a non-related party.

During the nine months ended September 30, 2023, 2,450,000 shares of common stock were issued to pay bonuses in the amount of $88,200.

During the nine months ended September 30, 2024, 11,620,476 shares of common stock were issued to pay services that were included in accounts payable at December 2023 in the amount of $123,860.

During the nine months ended September 30, 2024, 1,380,159 shares of common stock were issued to convert $4,000 of a note payable and $1,217 of accrued interest to a related party. The note was converted at a discount of 30% at a average of the lowest closing prices for 30 days prior to January 29, 2024 which produced a loss on debt settlement of $2,236. See Note 3.

During the nine months ended September 30, 2024, 1,200,000 shares of common stock were issued to convert $7,613 of a note payable, $2,967 of accrued interest and $1,420 of fees. The note was converted at a flat rate of $0.01. Market value at date of conversion was $0.0176 which produced a loss on debt settlement of $9,120. See Note 5.

DOGECOIN CASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 and 2023

6. Stockholders’ Equity- continued

On July 18, 2024, Quick Capital converted $20,768 of note payable, $176 accrued interest and $1,457 fees for a total of $22,400 into 5,104,831 shares common stock.  The market value on July 18, 2024 was $0.011 or a market value of $56,153 which gave rise to a loss on conversion of $35,209.

On September 9, 2024, Quick Capital converted $4,675 of note payable, $78 accrued interest and $1,457 fees for a total of $6,210 into 1,910,781 shares common stock.  The market value on September 30, 2024 was $0.0073 or a market value of $13,949 which gave rise to a loss on conversion of $7,739.

Stock payable at September 30, 2024 consists of 31,739,730 preferred shares and 20,992,665 restricted common shares owed to members of the board of directors and officers for directors’ fees and contract services.  These shares were valued at $818,750 based on the fair value of the Company’s common stock at the date of board authorization. An additional 21,247,612 common shares were owed to as non-related vendors at September 30, 2024 valued at $224,024 based on the fair value of the Company’s common stock at the date of board authorization.

Stock Compensation Plans

2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021. At September 30, 2024 and December 31, 2023 44,425 shares were available for future issuance.

7. Commitments and Contingencies

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of September 30, 2024, no claims are outstanding.

DOGECOIN CASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 and 2023

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

No brokerage fees are payable in connection with the Merger.

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

DOGECOIN CASH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 and 2023

9. Subsequent events

Entry into a Material Definitive Agreement:

On November 13, 2024, the Board of Directors of Dogecoin Cash, Inc. (formerly Cannabis Sativa, Inc.) authorized the acquisition of 600,000,000 Dogecoin Cash (crypto symbol: DOG) tokens and the entity DogeSPAC, LLC, a Colorado-based entity, from DogeSPAC, LLC, a Puerto Rico company in exchange for 4,500,000 newly issued CBDS preferred shares. This acquisition supports Dogecoin Cash, Inc.’s strategic focus on integrating cryptocurrency solutions into its operational and transactional processes.

The Board of Directors authorized a change in the company’s name from Cannabis Sativa, Inc. to Dogecoin Cash, Inc. This change was officially filed and recorded with the state of Nevada on November 13, 2024, as part of the company’s strategic pivot towards digital currency and blockchain applications within its business model.

Disclaimer:

Dogecoin Cash, Inc., and the Dogecoin Cash (DOG) token, were inspired by the well-known cryptocurrency Dogecoin; however, Dogecoin Cash, Inc. is not affiliated with, endorsed by, or associated with Dogecoin or its development team.

Clarification on Identification:

To prevent any confusion between Dogecoin Cash, Inc. (CBDS), a corporate entity, and Dogecoin Cash (DOG), the cryptocurrency token, each has been assigned a unique CUSIP identifier. Dogecoin Cash, Inc. and its shares are registered with the symbol CBDS, while the Dogecoin Cash (DOG) tokens are identifiable solely within cryptocurrency markets.

Change of Auditor

On December 9, 2024, the Company’s Board of Directors approved the dismissal of Amitai CPA and engaged Asesoria Global as the Company’s independent registered public accounting firm. This change occurred subsequent to the reporting period ending 9/30/24.

There were no disagreements with Amitai CPA on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures during the periods they audited or reviewed.

Designation of Preferred Shares

To support this transition, Dogecoin Cash, Inc. has declared a special dividend. Common shareholders of record as of November 25, 2024, will receive 1 preferred share for every 1,000 common shares held. This dividend reflects the Board’s commitment to provide value to shareholders in line with the company's new strategic direction.

Pursuant to Section 78.1955 of the Nevada Revised Statutes, the undersigned, David Tobias, being the duly authorized Chief Executive Officer of Dogecoin Cash, Inc, a corporation organized and existing under the laws of the State of Nevada does hereby certify that, pursuant to the authority conferred upon the Board of Directors of the Corporation by the Articles of Incorporation, as amended, and pursuant to the provisions of Section 78.1955 of the Nevada Revised Statutes, the Board of Directors, on November 13, duly adopted the following resolution designating a series of 5,000,000 shares of preferred stock as “Series A Preferred Stock”:

1. Designation and Number of Shares

There is hereby designated a series of preferred stock of the Corporation as SERIES A Preferred Stock, consisting of 5,000,000 shares, par value $0.001 per share.

2. Dividends

Holders of SERIES A Preferred Stock shall be entitled to receive dividends at the rate of 1 common share per annum for each SERIES A Preferred share held on November 25 of each year. Dividends shall be NON CUMULATIVE.

3. Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the holders of SERIES A Preferred Stock shall be entitled to receive, prior to any distribution to the holders of common stock or any other junior securities, an amount equal to $1 per share, plus any accrued and unpaid dividends.

4. Voting Rights

The holders of SERIES A Preferred Stock shall have the right to 1 vote for each preferred share held.

5. Conversion Rights

The holders of SERIES A Preferred Stock shall not have the right to convert their shares into common stock of the Corporation.

6. Redemption

The Corporation shall have the right to redeem shares of Series A Preferred Stock on or before October 25, 2034, by issuing 10 shares of common stock for each 1 share of Series A Preferred Stock issued and outstanding. Redemption shall be subject to providing prior written notice to the holders of Series A Preferred Stock in accordance with the Corporation’s bylaws, and any other applicable notice requirements, terms, and conditions set forth by the Corporation.