Form 10-Q/A
period 2024-09-30
Dogecoin Cash, Inc.
filed 2025-01-02
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended 9/30/2024, originally filed with the Securities and Exchange Commission (the "SEC") on 12/31/2024 (the "Original Filing"), is being filed to correct an omission related to a share issuance(s) that occurred after the reporting period. The omitted share issuance was not included in the Original Filing due to an oversight.

The following sections have been revised to reflect the inclusion of the omitted share issuances:

1.Subsequent Events

Except as described above, this Amendment does not modify or update any other disclosures contained in the Original Filing, including the financial statements and related footnotes, or reflect events occurring after the date of the Original Filing. This Amendment should be read in conjunction with the Original Filing and subsequent SEC filings made by the Company.

Resolution of Debt Conversion

On November 20, 2024, the Board of Directors passed a resolution authorizing the conversion of debt into restricted common shares as follows:

•David Tobias, President: $50,225 of debt shall be converted into 17,500,000 restricted common shares. The shares were received on 11/22/ 2024.

•Carolyn Merrill, Financial Reporting Consultant: $10,045 of debt shall be converted into 3,505,539 restricted common shares. The shares were received on 11/22/ 2024.

Conversion of Note Payable

On December 23, 2024, Quick Capital, LLC converted $23,024.30 of the principal amount of a $33,333 note dated May 22, 2024, along with $2,258.90 in accrued interest, at a conversion price of $0.003896 per share. This conversion resulted in the issuance of 6,837,782 shares of restricted common stock. The remaining principal balance on the note is $10,309.04, with no accrued or unpaid interest remaining.

Additionally, the certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been updated and are filed as exhibits to this Amendment.

We regret any confusion caused by this omission and appreciate the understanding of our investors and stakeholders as we strive to maintain transparency and accuracy in our financial reporting.

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

Date: January 2, 2025

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

Resolution of Debt Conversion

On November 20, 2024, the Board of Directors passed a resolution authorizing the conversion of debt into restricted common shares as follows:

•David Tobias, President: $50,225 of debt shall be converted into 17,500,000 restricted common shares.

•Carolyn Merrill, Financial Reporting Consultant: $10,045 of debt shall be converted into 3,505,539 restricted common shares.

Conversion of Note Payable

On December 23, 2024, Quick Capital, LLC converted $23,024.30 of the principal amount of a $33,333 note dated May 22, 2024, along with $2,258.90 in accrued interest, at a conversion price of $0.003896 per share. This conversion resulted in the issuance of 6,837,782 shares of restricted common stock. The remaining principal balance on the note is $10,309.04, with no accrued or unpaid interest remaining.