Form 10-K/A
period 2023-12-31
Dogecoin Cash, Inc.
filed 2025-01-24
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission File Number 000-53571

DOGECOIN CASH, INC. (FORMERLY CANNABIS SATIVA, INC.)
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

None.

Explanatory- Note

This Amendment No. 1 to the Annual Report on Form 10-K for Dogecoin Cash, Inc. (formerly known as Cannabis Sativa, Inc.) for the period ended 12. 31. 2023, originally filed with the Securities and Exchange Commission (the "SEC") on 5.14. 2024 (the "Original Filing") is being filed to correct an omission related to the title of a report that occurred during the drafting of the report. The omitted title of the report was not included in the Original Filing due to an oversight.

Correction of Omitted Title: "Report of Independent Registered Public Accounting Firm"

On May 14, 2024, the Company filed its Annual Report on Form 10-K with the Securities and Exchange Commission (the "SEC"). Due to an oversight during the drafting process, the title of the “Report of Independent Registered Public Accounting Firm” was inadvertently omitted. However, the content of the report was properly included within the Form 10-K filing.

I.  Subsequent Events

Except as described above, this Amendment does not modify or update any other disclosures contained in the Original Filing including the financial statements and related footnotes or reflect events occurring after the date of the Original Filing. This Amendment should be read in conjunction with the Original Filing and subsequent SEC filings made by the Company.

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

YEAR ENDED DECEMBER 31, 2023

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

Cannabis Sativa, Inc.
(Registrant)

Dated: January 24, 2025	By:	/s/ David Tobias
David Tobias
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Tobias
Dated: January 24, 2025	David Tobias
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Catherine Carroll
Dated: January 24, 2025	Catherine Carroll
Director

/s/ Trevor Reed
Dated: January 24, 2025	Trevor Reed
Director

/s/ Robert N. Tankson III
Dated: January 24, 2025	Robert N. Tankson III
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

