Form 10-K
period 2024-12-31
Dogecoin Cash, Inc.
filed 2025-04-16
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission File Number 000-53571

DOGECOIN CASH, INC. Formerly (CANNABIS SATIVA, INC.)
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

The market value of the voting and non-voting common stock held by non-affiliates was $1,023,201 on June 28, 2024.

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

As of March 3, 2025, there were 142,750,499  shares of the issuer’s common stock outstanding.

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

DOGECOIN CASH, INC.

Formerly (CANNABIS SATIVA, INC.)

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2024

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

Part I

Item 1. Description of Business

Company Background

Dogecoin Cash, Inc., formerly Cannabis Sativa, Inc., formerly named Ultra Sun Corporation, was incorporated under laws of Nevada in November 2005. In 2023, we conducted our operations through our subsidiaries PrestoCorp, Inc. (“PrestoCorp”), a 51% owned Delaware corporation engaged in the telemedicine business.

We also own 100% of the following subsidiaries: Dogespac LLC, a Colorado limited liability company, Wild Earth Naturals, Inc. (“Wild Earth”), a Colorado corporation, Eden Holdings LLC (“Eden”), a Colorado limited liability company, Kubby Patent and Licenses, Limited Liability Company (“KPAL”), a Texas limited liability company and Hi Brands International Inc. (“Hi Brands”), a Colorado corporation. Wild Earth, Eden, KPAL, and Hi Brands are currently inactive, but fit into our business strategy as discussed below.

On November 13, 2024, the Company filed for a corporate name change from Cannabis Sativa, Inc. to Dogecoin Cash, Inc. with the State of Nevada. This change is part of the Company’s broader strategic initiative to align its brand identity with its evolving business focus. The name change is currently under review by FINRA for approval. Upon completion of the regulatory review process, the new name will be reflected in all legal, financial, and market-related disclosures.

Our common stock is quoted for trading on the OTCQB Market under the symbol CBDS.

We currently maintain virtual principal executive offices with our staff and contractors located remotely and typically working out of their homes. Our mailing address is PO BOX 1602, Mesquite, Nevada 89024. Our telephone number is (702) 762-3123.

Business Strategy

In 2025, CBDS plans to prioritize the expansion of its telemedicine business while integrating cryptocurrency capabilities within the company’s operations, aligning with its strategic focus on digital assets. Additionally, the company is actively exploring opportunities in brand development and the licensing and marketing of products and services tailored to the cannabidiol (“CBD”) and cannabis industries.

Telemedicine

PrestoCorp (“PrestoDoctor”), offers an online telemedicine platform providing customer access to knowledgeable physicians to obtain a medical marijuana recommendation. PrestoDoctor uses secure video conferencing technology (https://prestodoctor.com) to provide a safe and confidential forum for the Doctor patient interview in accordance with state regulations governing issuance of medical marijuana cards. Appointments through PrestoDoctor’s website generally take 10-15 minutes and can be scheduled and completed in the same day. This convenience eliminates the need for patients to travel to a clinic. More than 100,000 users have registered to consult with PrestoDoctor’s 15+ licensed physicians across the United States. PrestoDoctor currently offers services in Arkansas, California, Georgia, Illinois, Iowa, Louisiana, Minnesota, Missouri, Nevada, New York, Ohio, Oklahoma, Pennsylvania, Texas, and West Virginia, and is actively targeting expansion into multiple additional states in the coming months.

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

Brand Development and Product Marketing

We have assembled a portfolio of brands, products, intangible assets, and expertise to allow research, development, acquisition and licensing of specialized cannabis and CBD related products, including cannabis and CBD formulas, edibles, topicals, strains, recipes, and delivery systems. We plan to engage in marketing and branding within the cannabis and CBD spaces utilizing our existing brands, including our trademark pending “hi” brand, while also seeking out new opportunities for brand aggregation and marketing. In 2024, we were not able to focus on further development of these assets due to limitations on availability of capital and the need to devote our energies to growth in the telemedicine space.

In 2025, we hope to begin licensing and marketing products by developing new relationships with manufacturers and distributors. Descriptions of the products/brands we intend to promote include:

Wild Earth Naturals, Inc. Wild Earth Naturals, Inc. is an herbal personal care products formulation and marketing company that targets the growing natural health care products market in the United States and abroad. We intend to develop and license and manufacture high-quality, herbal based personal care products providing healthier choices to consumers. We use specialized ingredient mixing processes to produce plant glycerite/mineral herbal blends and oil extractions, which we believe will be unique to the natural health products industry. The ingredients for our products are selected to meet a number of criteria, including, but not limited to, safety, potency, purity, stability, bio-availability, and efficacy. We plan to control the quality of our products beginning at the formulation stage and continuing through controlled sourcing of raw ingredients, manufacturing, packaging, and labeling.

Hi Brands International Inc. On February 6, 2015, the Company formed Hi Brands International Inc., a Corporation redomiciled to Colorado, and a wholly owned subsidiary of the Company (“Hi Brands”). Hi Brands entered into a Purchase, Supply and Joint Venture Agreement (the “Agreement”), with Centuria Natural Foods, Inc. (“Centuria”) to develop a supply of proprietary CBD (Cannabidiol) Rich Hemp Oil products, but the agreement was never implemented and no business was ever transacted. As a result, Hi Brands International, Inc. has been inactive for the last several years. Although the Hi Brands business has been inactive, the Company believes that there is value in the name and that it may afford a sound outlet for the Company’s products as we build work to build out our product portfolio.

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

Vision

Our vision is to become a highly visible, diversified business promoting superior quality branded products and services and offering effective customer service, fair compensation, sound management and a great working environment. Over time, we plan to expand our branding, research and development, intellectual properties, and licensing activities to reach markets covering telemedicine, digital, and consumer education. In order to achieve this vision, we plan to develop brands and branded products which will distinguish our online presence as a source for innovative and effective medicinal cannabis and digital products and cost-effective alternatives for customers seeking quality, affordable natural health products to aid in wellness and appearance.

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

Consumer Products. Through December 31, 2024, the products discussed below in this section are conceptual and have produced no significant revenues. We had intended to pursue the strategy described below in 2024, but lack of capital largely shifted our strategic implementation plans to 2025. In 2025, we expect to  begin testing the market through licensing agreements related to our patented strain Ecuadorian Sativa, including:

•

Lozenges, utilizing our proprietary patented formula, may offer rapid relief. Based upon preliminary results, our lozenges generally take effect within a period of five to 15 minutes. In addition to the lozenges, we have other forms of edibles under consideration.

•	Recover Deep Penetrating Healing Balm is a fast-acting organic potential anti-inflammatory pain reliever for sore muscles, joints, arthritic and back pain.

•	Trauma Cream was developed with a blended infusion of cannabinoids and THC, including Arnica for its numbing effect.

•	Branded Clothing and Merchandise. We also intend to offer “hi” branded men’s and women’s fashion from suppliers, primarily caps, through the Company’s www.cbds.com website.

Objectives

Our current strategy is to promote and expand the telemedicine business under our PrestoDoctor brand, expand our digital footprint and assets, and focus on the start-up and growth of new branding, licensing, and product sales opportunities. Additionally, we will pursue strategic corporate and product acquisitions to strengthen our market position.

Marketing & Distribution

Market Conditions in the Cannabis Industry. Our target markets are located in states that have legalized the production and use of cannabis. Twenty-four states plus the District of Columbia have approved measures to legalize cannabis for adult recreational use. Thirty-nine states, the District of Columbia and three US territories have legalized the use of cannabis for medical use in some form. Additionally, nine states have laws permitting the use of “low THC, high cannabidiol (CBD)” products for specific medical conditions. These programs are not considered comprehensive medical cannabis programs.  However, it may take multiple years for a state to establish regulations and for cannabis businesses to begin generating revenue from operations in a given state.

Non-Infused Products and Merchandise. We launched our www.wildearthnaturals.com website in August 2013 but the site has been dormant for several years. In 2025, we intend to use social media to drive traffic to our stronger domains; cbds.com, and cannabissativa.com websites. Wild Earth Naturals is not producing revenue at this time, and once the Company rolls out the brand development and product marketing plan for that consumer products lines fulfillment can be accomplished.

During 2025, we plan to utilize licensing agreements, direct business to consumer sales, internet advertising, and social media marketing  to generate sales leads, orders and to entry into leading retailers and wholesalers throughout the U.S. No assurances can be given that we will be successful in such efforts.

Infused Products. For cannabis infused products, we intend to develop our customer base through licensing agreements with third party manufacturers who are compliant with state cannabis laws in the states in which they conduct business.

We plan to build brand awareness by utilizing a mix of social media, trade shows, education efforts, and direct marketing to targeted businesses.

Geographic Presence. We plan to build brand awareness for our products in states where medical and recreational cannabis is legal, throughout the United States.

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

Intellectual Property

We hold certain intellectual property (the “IP”) consisting of recipes and process/methods to maximize the cannabinoid concentrations used for manufacture of medical marijuana edibles, and are the holder of a proprietary cannabis  lozenge, patented as a  method of treating hypertension.

We are also the patent holder for the Ecuadorian Sativa  “CTA” strain of cannabis. We are continuing to pursue commercialization of the CTA strain, but no assurances can be given that the patented strain will result in development of any commercial products.

The Company intends to use or license the “hi” brand for personal care products, edibles (infused and non-infused), apparel and branded merchandise.

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

The United States federal government regulates drugs in large part through the Controlled Substances Act, or CSA. Marijuana, which is a form of cannabis, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the federal Drug Enforcement Agency, or DEA, considers marijuana to have a high potential for abuse with no currently accepted medical use in treatment in the United States (except as disclosed below for epilepsy and related syndromes) and a lack of accepted safety for use of the drug under medical supervision. According to the U.S. federal government, cannabis having a concentration of tetrahydrocannabinol, or THC, greater than 0.3% is marijuana. Cannabis with a THC content below 0.3% is classified as hemp. The scheduling of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical uses for marijuana by physicians, researchers, patients, and others. Moreover, as of November 30, 2025 and despite the clear conflict with U.S. federal law, 38 states and the District of Columbia and five territorie have legalized marijuana for medical use, while 24 of those states and the District of Columbia have legalized the adult-use of cannabis for recreational purposes. As further evidence of the growing conflict between the U.S. federal treatment of cannabis and the societal acceptance of cannabis, the FDA on June 25, 2018 approved Epidiolex. Epidiolex is an oral solution with an active ingredient derived from the cannabis plant for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome and Dravet syndrome, in patients two years of age and older. This is the first FDA-approved drug that contains a purified substance derived from the cannabis plant. In this case, the substance is cannabidiol, or CBD, a chemical component of marijuana that does not contain the psychoactive properties of THC.

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

On January 4, 2018, former United States Attorney General Sessions rescinded the Cole Memorandum by issuing a new memorandum to all United States Attorneys, which we refer to as the Sessions Memo. Rather than establishing national enforcement priorities particular to marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo simply rescinded the Cole Memorandum and instructed that “[i]n deciding which marijuana activities to prosecute... with the [DOJ’s] finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles. As of March 1, 2025, the Cole Memorandum remains rescinded and is not in effect. Despite its rescission, many federal prosecutors have continued to follow the general principles outlined in the memo, focusing enforcement efforts on areas such as preventing marijuana distribution to minors and addressing drugged driving.

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

Environmental Laws

We are not aware of any environmental laws that would limit our ability to conduct our current sales and distribution activities in their present form or as we envision them in the near future. As we expand our operations to participate more directly in the cannabis and hemp industries as a licensor or distributor of cannabis and hemp products, we may become subject to environmental laws relating to water usage, recycling, waste disposal, and similar regulations that will vary depending on the location of our operations. We intend to address the impact of such environmental regulations when we have a specific use case to evaluate.

Number of Total Employees and Number of Full Time Employees

As of March 3, 2025, we have no employees in Cannabis Sativa, Inc. At the end of the year ended December 31, 2024, the Company had independent contractor arrangements with four officers and directors, and three outside service providers. PrestoCorp has four employees, including two officers of PrestoCorp. Our employees are not represented by unions, and we consider our relationship with our employees to be good. The Company also has relationships with several independent contractors who provide services to the Company on a regular and on-going basis.

Facilities

During all of 2024, CBDS operated out of virtual offices maintained by our officers, directors and contractors.

Our subsidiary PrestoDoctor leases an office in New York. PrestoCorp leased office space through WeWork in New York on a month-to-month basis at $2,590 per month which ended in April 2024. On April 12, 2024, PrestoCorp signed a new lease in New York for a one-year term at $1,575 per month expiring in April 30, 2025.

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

Holders of Record

On March 3, 2025, there were 70 holders of record of our common stock, as reported by the Company’s transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

No Dividends

No dividends have ever been paid on our securities. On November 13, 2024, the Company’s Board of Directors approved the declaration of a special dividend, issuing one (1) preferred share for every 1,000 common shares held by shareholders as of the record date of November 25, 2024. The dividend distribution is subject to regulatory review, and FINRA is currently evaluating the Company’s request for approval. The Company will provide further updates regarding the timing and execution of the dividend upon completion of FINRA’s review process.

Transfer Agent

Colonial Stock Transfer Co., Inc., 7840 South 700 East, Sandy, Utah 84070, telephone (801) 355-5740, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, the Company issued 2,450,000 shares of restricted common stock for services in the amount of $88,200 to related parties. The Company issued 9,900,000 shares of common restricted stock in consideration of notes payable – related parties in the amount of $54,450. The Company also issued 24,197,674 shares of common stock and 6,700,000 shares of restricted common stock in consideration of notes payable and accrued interest – non related parties in the amount of $353,176.

During the year ended December 31, 2024, the Company issued restricted common stock in consideration for stock payable accrued at December 31, 2023.  Common stock issued consisted of 5,968,200 shares of common stock valued at $53,714 for compensation to an outside contractor and 5,652,276 shares of common stock valued at $70,146 to various officers for compensation. The Company issued 18,880,159 shares of restricted common stock in consideration of notes payable and accrued interest – related parties in the amount of $182,453.  The Company also issued 12,345,928 shares of common stock and 12,343,321 of restricted common stock in consideration of notes payable and accrued interest – non related parties in the amount of $284,405.

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

Results of Operations

Fiscal year ended December 31, 2023 compared with fiscal year ended December 31, 2022

The narrative comparison of the results of operations for the years ended December 31, 2024 and 2023 are based on the following table.

	Years Ended
	A	B	A-B
	December 31, 2024	December 31, 2023	Change	Change %
REVENUE	$802,704	$1,173,830	$(371,126)	(32)%
Cost of revenues	310,620	400,746	(90,126)	(22)%
Cost of sales % of total sales	39%	34%	5%
Gross profit	492,084	773,084	(281,000)	(36)%
Gross profit % of sales	61%	66%	(5)%
OPERATING EXPENSES
Professional fees	309,397	288,436	20,961	7%
Depreciation and amortization	3,329	151,957	(148,628)	(98)%
Wages and salaries	364,949	610,326	(245,377)	(40)%
Advertising	12,268	13,141	(873)	(7)%
General and administrative	484,612	565,076	(80,464)	(14)%
Total operating expenses	1,174,555	1,628,936	(454,381)	(28)%
NET LOSS FROM CONTINUING OPERATIONS	(682,471)	(855,852)	173,381	(20)%

Revenue for the fiscal year ended December 31, 2024 decreased 32% compared to the year ended December 31, 2023. Cost of revenues as a percentage of sales increased 5% between the years. The reason for the decrease is there is increased competition in the cannabis tele-medicine industry.

Total operating expenses decreased 28% in 2024 compared with 2023 which trended down as did revenue in the current year. Decreases in depreciation and amortization, wages and salaries, advertising, and general and administrative expenses occurred with continuing efforts at cost reduction. Depreciation and amortization decreased due to patents becoming fully amortized. Advertising costs were reduced by taking a more focused approach to our target markets. PrestoDoctor salaries decreased with an effort to consolidate and reduce employees and officers reducing their salaries.  Professional fees increased due to an increase in legal and accounting.

Liquidity and Capital Resources

Cash used in operating activities was $107,670 in 2024 compared to $63,111 in 2023. In 2024, financing activities provided $60,092, consisting of proceeds from related party notes payable in the net amount of $22,092, and proceeds from convertible notes payable in the amount of $38,000. We ended 2024 with $34,934 in cash on hand.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net income (loss) of $188,044,760 and $(1,322,917) respectively, for the years ended December 31, 2024, and 2023 and had an accumulated earnings of $106,008,427 as of December 31, 2024. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

The amount of cash on hand the Company has does not provide sufficient liquidity to meet all of the immediate needs of our current operations.

On November 18, 2024, the Company signed an agreement to acquire 600,000,000 Dogecoin Cash (DOG) tokens in exchange for 4,500,000 shares of the Company’s preferred stock. This strategic acquisition supports the Company’s long-term vision of integrating blockchain and cryptocurrency capabilities into its business model and aligns with its focus on digital asset-based solutions. The transaction is expected to enhance the Company’s market position within the digital asset space and complement its existing business operations. The Company will periodically assess the carrying value of these assets for impairment, with any reductions in fair value below cost recognized as an impairment charge in the financial statements. As the cryptocurrency market is highly volatile, the valuation of these assets may experience significant fluctuations over time. The Company is evaluating operational use cases for the acquired DOG tokens, including potential payments integration, investment diversification, or strategic partnerships within the blockchain sector. The Company is also assessing tax implications, liquidity strategies, and regulatory compliance considerations associated with holding and utilizing these digital assets.

Item 1A – Risk Factors

Risks Related to Digital Asset Acquisition

1.Market Volatility and Fair Value Adjustments

Digital assets such as DOG tokens are highly volatile and speculative in nature. The market price of DOG may fluctuate significantly due to regulatory developments, macroeconomic conditions, or technological factors. Under GAAP accounting guidelines, the Company must test these assets for impairment periodically. If the fair value of DOG tokens falls below their recorded value, the Company may be required to recognize substantial non-cash impairment losses, which could negatively impact its financial position and earnings results.

2. Regulatory and Legal Uncertainty

The regulatory environment for cryptocurrencies remains uncertain and evolving. Government authorities, including the SEC, CFTC, IRS, and state regulators, may impose new regulations, taxation requirements, or operational restrictions that could impact the valuation, liquidity, and legal status of DOG tokens. The Company’s ability to hold, trade, or integrate DOG into its business operations may be subject to increased scrutiny or evolving compliance obligations.

3. Liquidity Constraints and Trading Limitations

Unlike traditional financial instruments, cryptocurrencies are not universally accepted as legal tender and may have limited liquidity in certain markets. The Company’s ability to convert DOG tokens into fiat currency or other digital assets may be constrained by market conditions, exchange trading volumes, or operational restrictions. A lack of liquidity could impact the Company’s ability to monetize the acquired digital assets efficiently.

4. Cybersecurity and Custody Risks

Digital assets are subject to theft, hacking, cyber fraud, and technological vulnerabilities. The Company will endeavor to implement security protocols, including multi-signature wallets, cold storage solutions, and encryption measures, to mitigate these risks. However, no system is completely secure, and any unauthorized access or loss of DOG tokens could result in material financial and reputational damage to the Company.

5. Operational and Accounting Challenges

The integration of digital assets into CBDS’s financial reporting and operations introduces complexities in accounting treatment, internal controls, and tax reporting. The Company is evaluating the impact of this acquisition on its financial disclosures, risk management processes, and liquidity planning to ensure full compliance with GAAP, SEC reporting standards, and IRS taxation guidelines.

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

Financial Statements, December 31, 2024 and 2023

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets, December 31, 2024 and 2023

Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity from January 1, 2023 through December 31, 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

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

Based on that evaluation, our CEO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO), were not effective as of December 31, 2024, and that material information required to be disclosed in this report has not been properly recorded, processed, summarized and reported in a timely manner. In making this determination, we reviewed the material weaknesses in internal control over financial reporting and concluded that the direct involvement of the CEO in all aspects of financial reporting addressed this concern.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Incumbency	Positions Held
Catherine Carroll	83	2013	Treasurer, Director
Trevor Reed	61	2017	Director
Robert N. Tankson III	38	2020	Director
David Tobias	73	(1)	CEO, Chairman, CFO, Secretary and Director

(1)

Mr. Tobias has been a director of the Company since 2014, was appointed CEO of the Company on January 9, 2019, became CFO of the Company in the fourth fiscal quarter of 2022, and elected Chairman on January 19, 2025

Certain biographical information with respect to our executive officers and directors.

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

Robert Tankson. Mr. Tankson worked for Google from 2011 through 2012. After leaving Google in 2012, to pursue his passion for business finance and technology, Rob saw an opportunity in the cannabis space to develop a telemedicine platform. This led to the cofounding of PrestoCorp. The PrestoCorp platform, known as PrestoDoctor, is an online medical cannabis evaluation service that connects patients with cannabis friendly doctors in California, Nevada, New York, Oklahoma and Missouri, with more states in the pipeline. As an executive of PrestoCorp, Rob directed the search for a business partner and ultimately the acquisition of 51% of PrestoCorp by Cannabis Sativa, Inc., in August 2017. Rob continues as an executive of PrestoCorp and helped to direct the rapid expansion of the PrestoDoctor platform in the rapidly changing world during and post the Covid-19 pandemic.

The following is a brief description of the specific experience and qualifications, attributes or skills of each director that led to the conclusion that such person should serve as a director of the Company.

Mr. David Tobias’ knowledge regarding the business of Cannabis Sativa and the implementation of its business plan and strategies, provides a critical link between management and the board, enabling the board to provide its oversight function with the benefit of management’s perspective of the business.

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

Mr. Tankson’s experience in the telemedicine space and his position as an executive of PrestoCorp  provide the Board with insights into the company’s attempts to grow the telemedicine business as telemedicine becomes an increasingly important aspect of life after the COVID-19 pandemic.

Family Relationships

There are no family relationships between any of our officers and directors.

Term of Office

The term of office of each director is one year and until his or her successor is elected at the annual stockholders’ meeting and is qualified, subject to removal by the stockholders. The term of office for each officer is for one year and until his or her successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors. David Tobias was appointed President of the Company on March 29, 2016, CEO of the Company on January 9, 2019, and Chairman on January 19, 2025. Cathy Carroll joined the Board in 2013 and also serves as Treasurer of the Company. Trevor Reed joined the Board in 2017. Robert Tankson joined the Board on January 31, 2020.

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

Director Meetings

In 2024, the Company’s Board of Directors meetings were held as needed via remote conference call. As a matter of convenience, many of the actions requiring Board approval are conducted telephonically and then documented as consent minutes. All minutes approved by consent require signatures from all directors. Most Board meetings are attended by all of the Directors, and absences, if any, are noted in the minutes. In 2025, meetings will be held at least once quarterly and more often if needed. Actions may also be taken in 2025 without formal meeting by consent signed by each of the directors.

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

Item 11. Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our principal executive officer and principal financial officer in all capacities for the fiscal years ended December 31, 2024 and 2023. No other person served as an executive officer of the Company or received total annual compensation from the Company in excess of $100,000 other than Mr. Tobias, and Ms. Carroll, as set forth in the table.

Summary Compensation Table

Name and Position	Year	Salary ($)	Stock Awards	Total ($)
David Tobias, CEO, President, Chairman, Sec., Director	2024	$187,500	$––	$187,500
	2023	$187,500	$––	$187,500
Catherine Carroll, Treasurer, Director (1)	2024	$50,000	$––	$50,000
	2023	$50,000	$––	$50,000

1.	Catherine Carroll serves as Treasurer and Director of the Company and maintains the accounting records for the Company.

We do not have any retirement, pension or profit-sharing plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Director Compensation

Our directors are issued shares of common stock quarterly for their service on the board of directors. Prior to January 2022, quarterly director compensation was common shares having a market value of $5,000. In January of 2022, quarterly director compensation was changed to common shares having a market value of $2,500.  In July 2024, in an effort to curb costs quarterly directors fees of $2.500 were eliminated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 3, 2025, the number of shares of our common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of our issued and outstanding shares of common stock, and by each of our officers and directors, and by all officers and directors as a group. On such date, there were 142,750,499 shares of our common stock issued and outstanding. Unless indicated otherwise, the address for any shareholder is the same as the address of the Registrant.

SHARE OWNERSHIP

Name and Address of Beneficial Owner	Amount of Direct Ownership		Amount of Indirect Ownership		Total Beneficial
Principal Stockholders	Common	Preferred	Common	Preferred	Ownership	Percentage
David Tobias	32,432,668	-	35,000	-	32,467,668	22.74%
Kyle Powers	7,427361				7,427,361	5.2
Officers and Directors
David Tobias (1)	32,432,668	-	35,000	-	32,4676,668	22.74%
Catherine Carroll (2)	4,315,639	-	136,068	-	4,451,707	3.12%
Trevor Reed	2,260,927	-	-	-	2,260,927	1.58%
Robert Tankson	2,983,042	-	-	-	2,983,042	2.09%
All Officers and Directors as a Group	41,992,276	-	171,068	-	42,163,362	29.53%

(1) Mr. Tobias is the beneficial owner of 35,000 common shares owned by his wife. Mr. Tobias’ address is 355 W. Mesquite Blvd. #C70, Mesquite, NV 89027.

(2) Ms. Carroll is deemed to be the beneficial owner of 136,068 Common Shares owned by Carroll’s Consulting LLC, a company wholly owned by Ms. Carroll. Ms. Carroll’s address is 355 W. Mesquite Blvd, #C70, Mesquite, NV 89027.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2024, the Company received short-term advances and proceeds from notes payable from related parties and officers of the Company, including David Tobias and Cathy Carroll, to cover operating expenses. The notes payable bear interest at rates between 5% and 8% per annum. Total notes payable amount to $161,170 and the Company recorded interest expense related to these balances in the amount of $3,756 during 2023. Aggregate accrued interest on the notes payable at December 31, 2023 was $20,130. During 2023 $54,450 of principal of the notes were paid down from the amounts due with the issuance of 9,900,000 shares of restricted common stock.

During the year ended December 31, 2024, the Company received short-term advances and proceeds from notes payable from related parties and officers of the Company, including David Tobias, Cathy Carroll and Trevor Reed, to cover operating expenses. The notes payable bear interest at rates between 5% and 8% per annum. Total notes payable amount to $184,038 and the Company recorded interest expense related to these balances in the amount of $11,109 during 2024. Aggregate accrued interest on the notes payable at December 31, 2024 was $30,005. During 2024, $182,453 of principal of the notes were paid down from the amounts due with the issuance of 18,880,159 shares of restricted common stock.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company. If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

Item 14. Principal Accounting Fees and Services

The following table presents aggregate fees that were billed or expected to be billed for the fiscal years ended December 31, 2024, and 2023, for professional services rendered by Assure CPA LLC and Amitai CPA.

	2024	2023
Audit Fees	$37,500	$44,000
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total	$37,500	$44,000

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

Cannabis Sativa, Inc.
(Registrant)

Dated: April 15, 2025	By:	/s/ David Tobias
David Tobias
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Tobias
Dated: April 15, 2025	David Tobias
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Catherine Carroll
Dated: April 15, 2025	Catherine Carroll
Director

/s/ Trevor Reed
Dated: April 15, 2025	Trevor Reed
Director

/s/ Robert N. Tankson III
Dated: April 15, 2025	Robert N. Tankson III
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Dogecoin Cash, Inc.

Opinion on the Financial Statements:

We have audited the accompanying balance sheets of Dogecoin Cash, Inc (the Company), for the fiscal period ended December 31, 2024 and 2023, the corresponding statement of operations, statement of changes in stockholders' equity and cash flow statement, for the period ended December 31, 2024 and 2023, and the related notes to the financial statements (collectively the Financial Statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in stockholders’ equity and its cash flows for periods ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America (US GAAP).

Basis for the Issuance of Opinion:

The Company's management is responsible for the preparation and fair presentation of the financial statements in accordance with US GAAP. This includes designing, implementing, and maintaining internal control relevant to the preparation and fair presentation of the financial statements that are free from material misstatement, whether due to fraud or error, selecting appropriate accounting policies, and making reasonable accounting estimates.

The auditor’s responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we obtained an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on its effectiveness. Accordingly, we express no such opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

Critical Audit Matter Description:

The Company has experienced recurring operating losses and faces liquidity challenges, including limitations on the use of digital assets due to existing contractual conditions. These factors prompted management to assess the Company's ability to continue as a going concern. A contingency plan was developed to support continued operations for at least twelve months from the date the financial statements are issued.

How the Critical Audit Matter Was Addressed in the Audit:

We evaluated management’s assessment of the going concern assumption, including the reasonableness of its contingency plans, availability of external financing, and strategies to improve liquidity. We reviewed contractual documentation and other relevant audit evidence to assess whether the conditions and mitigating factors were appropriately considered and disclosed in management’s analysis.

Asesoria Global, S.A.

PCAOB ID: 7184

We have served as the Company's auditor since 2024

Guatemala City, Guatemala

April 15, 2025

DOGECOIN CASH, INC.
Formerly (CANNABIS SATIVA, INC.)

CONSOLIDATED BALANCE SHEETS

December 31,	2024	2023
ASSETS
Current Assets
Cash	$34,934	$83,762
Investment in equity securities, at fair value	317,100	66,000
Right of use asset	-	10,232

Total Current Assets	352,034	159,994

Advances to related parties	76,305	75,054
Property and equipment, net	2,163	2,436
Intangible assets, net	4,203	7,259
Goodwill	1,275,811	1,775,811

Total Assets	$1,710,516	$2,020,554

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$149,480	$175,066
Operating lease liability, current	-	10,232
Accrued interest - related parties	30,005	20,130
Fair value of convertible component in convertible loans	174,490	-
Convertible notes payable	177,736	118,818
Notes payable to related parties	184,038	161,170

Total Current Liabilities	715,749	485,416

Long-term liabilities
Stock payable	1,123,639	777,747

Total Liabilities	1,839,388	1,263,163

Commitments and contingencies (Notes 6 and 8)

Stockholders' Equity (Deficit)
Preferred Stock $0.001 par value; 5,000,000 shares authorized; 4,500,000 and -0- shares issued and outstanding, respectively	4,500	-
Common stock $0.001 par value; 495,000,000 shares authorized; 143,903,923 and 88,814,037 shares issued and outstanding, respectively	143,904	88,815
Additional paid-in capital	82,229,325	81,392,196
Accumulated deficit	(83,816,573)	(82,083,492)

Total Cannabis Sativa, Inc. Stockholders' Deficit	(1,438,844)	(602,481)

Non-Controlling Interest	1,309,972	1,359,872

Total Stockholders' Equity (Deficit)	(128,872)	757,391

Total Liabilities and Stockholders' Equity (Deficit)	$1,710,516	$2,020,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.
Formerly (CANNABIS SATIVA, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,
	2024	2023

Revenues	$802,704	$1,173,830

Cost of Revenues	310,620	400,746

Gross Profit	492,084	773,084

Operating Expenses
Professional fees	319,397	288,436
Depreciation and amortization	3,329	151,957
Wages and salaries	364,949	614,736
Advertising	12,268	13,141
General and administrative	485,370	560,666

Total Operating Expenses	1,185,313	1,628,936

Loss from Operations	(693,229)	(855,852)

Other Income and (Expenses)
Unrealized loss on investment	(21,900)	(149,083)
Employee retention credit	-	139,970
Impairment of goodwill	(500,000)	(61,391)
Loss on debt settlement	(314,147)	(184,394)
Loss on return of investment securities	(33,000)	(155,735)
Interest expense	(217,964)	(56,432)

Total Other Income and (Expenses), Net	(1,087,011)	(467,065)

Loss Before Income Taxes	(1,780,240)	(1,322,917)

Income Taxes	-	-

Net Loss	(1,780,240)	(1,322,917)

Income (loss) attributable to non-controlling interest - PrestoCorp	(49,900)	69,306

Net Loss Attributable To Cannabis Sativa, Inc.	$(1,730,340)	$(1,392,223)

Net Loss per Common Share: Basic & Diluted	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic & Diluted	103,944,738	54,554,226

The accompanying notes are an integral part of these consolidated financial statements.

DOGECOIN CASH, INC.
Formerly (CANNABIS SATIVA, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest -
	Shares	Amount	Shares	Amount	Capital	Deficit	Prestocorp	Total

Balance - January 1, 2023	-	$-	45,566,363	$45,567	$80,939,618	$(80,691,269)	$1,290,566	$1,584,482
Common stock issued - note payable conversion	-	-	40,797,674	40,798	366,828	-	-	407,626
Shares issued for services	-	-	2,450,000	2,450	85,750	-	-	88,200
Net income (loss)	-	-	-	-	-	(1,392,223)	69,306	(1,322,917)

Balance - December 31, 2023	-	-	88,814,037	$88,815	$81,392,196	$(82,083,492)	$1,359,872	$757,391

Balance - January 1, 2024	-	$-	88,814,037	$88,815	$81,392,196	$(82,083,492)	$1,359,872	$757,391
Common stock issued - note payable conversions	-	-	43,469,408	43,469	423,389	-	-	466,858
Common stock issued for services in accounts payable	-	-	11,620,476	11,620	112,240	-	-	123,860
Preferred stock issued for acquisition of DogeSPAC LLC	4,500,000	4,500	-	-	301,500	-	-	306,000
Preferred dividend	-	-	-	-	-	(2,741)	-	(2,741)
Net loss	-	-	-	-	-	(1,730,340)	(49,900)	(1,780,240)

Balance - December 31, 2024	4,500,000	$4,500	143,903,921	$143,904	$82,229,325	$(83,816,573)	$1,309,972	$(128,872)

The accompanying notes are an integral part of these consolidated financial statements.

DOGECOIN CASH, INC.
Formerly (CANNABIS SATIVA, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2024	2023

Cash Flows From Operating Activities:
Net loss	$(1,780,240)	$(1,322,917)
Adjustments to reconcile net loss to net cashused in operating activities:
Unrealized loss on investments	21,900	149,083
Interest expense - default on notes	-	25,986
Impairment of goodwill	500,000	61,391
Interest payable forgiven 1800	-	(4,546)
Depreciation and amortization	3,329	151,957
Loss on debt settlement	314,147	184,394
Loss on return of investment securities	33,000	155,735
Stock issued for services	-	88,200
Stock payable for services	468,756	431,853
Note payable issued for services	55,000	85,000
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	88,950	(73,003)
Fair value of convertible component in convertible loans	174,490	—
Accrued interest - related parties	12,998	3,756
Net Cash Used in Operating Activities	(107,670)	(63,111)

Cash Flows from Investing Activities:
Proceeds from sale of stock held for investment	-	9,040
Advances to related party	(1,250)	(19,388)
Net Cash Used in Investing Activities	(1,250)	(10,348)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	38,000	33,056
Proceeds from related parties notes payable, net	22,092	26,720
Net Cash Provided by Financing Activities	60,092	59,776

NET CHANGE IN CASH	(48,828)	(13,683)

CASH AT BEGINNING OF YEAR	83,762	97,445

CASH AT END OF YEAR	$34,934	$83,762

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities
Shares issued in consideration of convertible notes and interest payable - related parties	$7,453	$30,000
Shares issued in consideration of convertible notes payable	$456,530	$160,236
Convertible note issued for payable	$86,022	$-
Common stock issued for services in accounts payable	$123,860	$-

The accompanying notes are an integral part of these consolidated financial statements.

DOGECOIN CASH, INC.

Formerly (CANNABIS SATIVA, INC)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

1. Organization and Summary of Significant Accounting Policies

Nature of Business:

Cannabis Sativa, Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc.  On November 13, 2024, we changed our name to Dogecoin Cash, Inc.  We operate through several subsidiaries including:

•	PrestoCorp, Inc. (“PrestoCorp”)
•	DogeSPAC LLC
•	Wild Earth Naturals, Inc. (“Wild Earth”)
•	Kubby Patent and Licenses Limited Liability Company (“KPAL”)
•	Hi Brands, International, Inc. (“Hi Brands”)
•	Eden Holdings LLC (“Eden”).

PrestoCorp is a 51% owned subsidiary. DogeSPAC LLC, Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. At December 31, 2024 and 2023, PrestoCorp is the sole operating subsidiary.  Our primary operations for the years ended December 31, 2023 through December 31, 2024 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

Principles of Consolidation:

The consolidated financial statements include the accounts of Dogecoin Cash, Inc. (the “Company” or “CBDS”), and its wholly-owned subsidiaries and PrestoCorp, a 51% owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

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

Going Concern:

The Company has an accumulated deficit of $83,816,573 at December 31, 2024, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the years ended December 31, 2024 and 2023, the Company has 3,708,929 and 1,854,543 outstanding warrants, respectively, and 4,500,000 shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted.

Investments:

Equity securities of investments in which the Company owns less than 20% and/or has no significant influence are generally measured at fair value with changes in fair value recognized in earnings. Upon sale of an equity security, the realized gain or loss is recognized in earnings.

Investments in companies in which the Company owns more than 20% and has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company will consider its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee are included in earnings.  The Company may elect to account for certain equity method investments at fair value whereby the carrying value of the investment is adjusted to fair value at the end of each period and the related change in fair value is recognized in earnings. For these investments, the Company’s share of the net earnings or losses of the investee are not included in earnings.

Companies in which the Company holds investments amounting to more than 50% of the voting interests, but less than 100%, and in which the Company has significant influence, are consolidated and other investor interests are presented as non-controlling.

Revenue Recognition:

In the year ending December 31, 2024 and 2023, the Company operated one division, the telehealth business operated through PrestoCorp.

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

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,531,207)	(1,528,151)
Net Intangible Assets	$4,203	$7,259

Amortization expense for the years ended December 31, 2024 and 2023 was $3,056 and $151,684, respectively.

Amortization of intangibles through 2029 is:

January 1, 2025 to December 31, 2025	$932
January 1, 2026 to December 31, 2026	932
January 1, 2027 to December 31, 2027	932
January 1, 2028 to December 31, 2028	932
January 1, 2029 to December 31, 2029	478

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,734,391 and $1,234,391 as of December 31, 2024 and 2023. The balance of goodwill at December 31, 2024 and 2023 was $1,275,811 and $1,775,811, respectively.  Goodwill was impaired due to the analysis of PrestoCorp utilizing the discounted cash flow method which supported a present value of $1,275,811. However, since the estimated enterprise value of PrestoCorp is less than the carrying value of the assets, $500,000 of impairment write down was required at December 31, 2023.

3. Related Party Transactions

In addition to items disclosed in Notes 6, the Company had additional related party transactions during the years ended December 31, 2024 and 2023.

For the years ended December 31, 2024 and 2023 officers and board of directors expense was $106,487 and $385,532, respectively.  The Company also had consulting contracts with David Tobias and Cathy Carroll as noted below. At December 31, 2024 and 2023 the Company owed two (2) directors $18,750 and $6,250, respectively for directors fees that are included in stock payable.

Historically, the Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

Consulting expense to David Tobias, the Company’s chief executive officer and director, for each of the years ended December 31, 2024 and 2023 was $187,500.  Director fees to Mr. Tobias for the years ended December 31, 2024 and 2023 were $6,250 and $12,500, respectively.  The last payment of these services was in June of 2022. At December 31, 2024 and 2023 the Company owed Mr Tobias $468,750 and $281,250 in consulting services, and $25,000 and $18,750, respectively in directors fees.  These are included in stock payable at December 31, 2024 and 2023 for a total of $493,750 and $300,000, respectively.

At December 31, 2024 and 2023 the Company owed the Estate of Brad Herr – prior chief financial officer $93,750 in consulting services, and $6,250, respectively in directors fees from his 2022 contract.  These are included in stock payable at December 31, 2024 and 2023 for a total of $100,000.

Consulting expense to Patrick Bilton, the Company’s chief operating officer for the years ended December 31, 2024 and 2023 was $84,375 and $112,500, respectively. The last payment of these services was in June of 2022.  At December 31, 2024 and 2023 the Company owed Mr Bilton $253,125 and $168,750 in consulting services, respectively.  These are included in stock payable at December 31, 2024 and 2023, respectively.

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

Ms. Carroll has a consulting agreement with the Company in the amount of $12,500 quarterly. For each of the years ended December 31, 2024 and 2023 consulting expense was $50,000. Director fees to Ms. Carroll for the years ended December 31, 2024 and 2023 were $5,000 and $10,000, respectively.  Ms. Carroll has elected that these payments increase her note payable each quarter.

During the year ended December 31, 2023, Robert Tankson, one of the company's directors, received from the company payroll compensation equal to $37,044 with shares and $106,969 with cash.

At December 31, 2023 the Company also had an outstanding loan in the amount of $4,000 to a director of the Company.  It accrues interest at 5% per annum. On May 22, 2024, the Company paid off this loan and the accrued interest with common stock.  See Note 6.

During the year ended December 31, 2024, David Tobias, the Company’s chief executive officer and director, loaned $14,102 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2024. The Company paid $50,225 on this note during 2024 with common stock. See Note 6.

During the year ended December 31, 2024, the Company and Cathy Carroll, director, entered into a note payable for $60,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2024. At  December 31, 2024 the note payable balance was $164,250.

During the years ended December 31, 2024 and 2023, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 8% per annum in the amounts of $11,109 and $3,756 respectively.

The following tables reflect the related party note payable balances.

	Related party notes	Accrued interest	Total
	December 31, 2024
David Tobias, CEO & Director	$11,788	$18,712	$30,500
Cathy Carroll, Director	164,250	11,226	175,476
Trevor Reed, Director	8,000	67	8,067
Stock payable – Directors & Officers	865,625	-	865,625
Totals	$1,049,663	$30,005	$1,079,668

	Related party notes	Accrued interest	Total
	December 31, 2023
David Tobias, CEO & Director	$47,920	$13,779	$61,699
New Compendium, greater than 10% Shareholder	-	1,906	1,906
Cathy Carroll, Director	109,250	986	110,236
Stock payable – Directors & Officers	606,250	-	606,250
Other Affiliates	4,000	1,200	5,200
Totals	$767,420	$17,871	$785,291

During the year ended December 31, 2023, the Company issued 9,900,000 shares of common stock in settlement of $17,250 in related party notes payable. The Company also issued 2,450,000 to the officers of Presto valued at $88,200 per their contract agreement.

At December 31, 2024 and 2023, the Company has a balance due from MJ Harvest, Inc., with whom the Company had plans to merge, of $75,054, (see Note 8 and 11). The amount is included in advances to related party on the consolidated balance sheets. The funds were advanced to MJ Harvest, Inc. to cover operating expenses.  The Company also has an advance to a director of $1,250 at December 31, 2024 that is included in advances to related parties. The funds were advanced to the director to cover upcoming consulting services.

4. Investments

REFG

At December 31, 2023, the Company owns -0- shares of common stock of Medical Cannabis Payment Solutions (ticker: REFG). In January 2023, the Company sold all of its holdings in REFG for $9,041 and recognized a loss of $155,735.

CBDG

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG. The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable. The fair value of the Company’s investment at December 31, 2024 and December 31, 2023 was $11,100 and $66,000 resulting in a loss of $54,900 and $301,500 for the change in fair value during the years ended December 31, 2024 and 2023, respectively.

5. Dogecoin Cash Token

On November 13, 2024, the Company completed the acquisition of 100% of the membership interests of DogeSPAC LLC, a Colorado limited liability company. As a result of the acquisition, the Company obtained 600,000,000 Dogecoin Cash ($DOG) tokens.

In consideration for the acquisition, the Company issued 4,500,000 shares of its Series A Preferred Stock to the seller. The Series A Preferred Stock is not convertible but is redeemable at the option of the Company over a ten-year period. Additionally, upon declaration of dividends by the Company’s board of directors, each share of Series A Preferred Stock is entitled to receive one share of common stock per year as a dividend in kind.

Although the Series A Preferred Stock is not convertible, the Company evaluated its fair value based on its redeemable nature and the economic substance of the dividend rights. Based on the Company’s intent to redeem the shares by issuing common stock in lieu of cash, the economic value of the Series A Preferred Stock was determined based on the implied issuance of 45,000,000 shares of common stock (4.5 million Preferred × 10 years × 1 common per year). The fair value of the consideration transferred was calculated as follows:

45,000,000 × $0.00680 (common stock price on 11/13/24) = $306,000

Accordingly, the Company recorded the following journal entry:

Account	Debit	Credit
Investment in DogeSPAC LLC		$306,000
Series A Preferred Stock (par)		$4,500
Additional Paid-in Capital		$301,500

Valuation of Dogecoin Cash Tokens

Although the quoted market price of Dogecoin Cash tokens on the acquisition date was $0.009562 per token—resulting in a nominal fair value of $5,737,200—the Company has elected to record the tokens at historical cost. This decision reflects management’s view that the asset’s market is unstable and lacks sufficient liquidity to justify fair value recognition. Contributing factors include low trading volume, limited exchange availability, high price volatility, and minimal market depth.

Nonetheless, in accordance with ASC 820, Fair Value Measurement, the Company performed a fair value analysis as of December 31, 2024, to evaluate potential reporting disclosures. Due to the absence of an active market and the presence of significant unobservable inputs, the Company classified the valuation as a Level 3 fair value measurement.

To estimate fair value, the Company applied a weighted illiquidity discount model based on the following inputs:

- Low Trading Volume: 30% weight, 60% discount (18.00% weighted)

- Exchange Availability: 25% weight, 70% discount (17.50% weighted)

- Market Depth: 20% weight, 65% discount (13.00% weighted)

- Community Strength: 15% weight, 50% discount (7.50% weighted)

- Volatility Risk: 10% weight, 75% discount (7.50% weighted)

Total weighted illiquidity discount: 63.5%

Fair value calculation (for disclosure purposes only):

- Nominal Market Value: 600,000,000 × $0.009562 = $5,737,200

- Adjusted Fair Value: $5,737,200 × (1 – 0.635) = $2,097,222

This fair value was not recorded on the balance sheet. Instead, the Company continues to carry the Dogecoin Cash tokens at historical cost ($306,000), based on the consideration transferred in the acquisition, until such time that market conditions stabilize and fair value can be reliably measured.

Management will continue to monitor market developments and evaluate potential impairment or revaluation in future periods as necessary.

6. Convertible Notes Payable

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

On January 29, 2024 $6,916 of note payable was converted to 1,900,000 shares common stock which were valued at $41,610 resulting on a loss on conversion of $34,694.

On October 1, 2024 $10,045 of note payable was converted to 3,500,000 shares common stock which were valued at $35,000 resulting on a loss on conversion of $24,955.

On October 1, 2024, 5,539  shares common stock  which were issued that were shorted in the conversion on December 19, 2023. These were valued at $55 resulting on a loss on conversion of $55.

The note bears interest at 8% and has a term of one year when payment of principal and interest is due. If payment by S-8 shares the amount paid will be with a 10% discount, if by agreement and paid with restricted stock will be with a 30% discount.  Both methods are calculated using the lowest 3 closing prices during the 30 trading days preceding the request for conversion.

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2024 the conversion feature was valued at $27,083.

On September 18, 2023, the Company entered into an agreement with Quick Capital, LLC whereby the Company issued a convertible note with a principal amount of $33,055. The maturity date is nine months after the issue date, accruing interest at 12% per annum and can be converted after 180 days from date of issue at a fixed rate of $0.01 per share. On June 26, 2024, Quick Capital converted $7,613 of note payable, $2,967 accrued interest and $1,420 fees for a total of $12,000 into 1,200,000 shares common stock.  The market value on June 26, 2024 was $0.0176 or a market value of $21,120 which gave rise to a loss on conversion of $9,120. On July 18, 2024, Quick Capital converted $20,768 of note payable, $176 accrued interest and $1,457 fees for a total of $22,400 into 5,104,831 shares common stock. The market value on July 18, 2024 was $0.011 or a market value of $56,153 which gave rise to a loss on conversion of $35,209. On September 9, 2024, Quick Capital converted $4,675 of note payable, $78 accrued interest and $1,457 fees for a total of $6,210 into 1,910,781 shares common stock. The market value on September 30, 2024 was $0.0073 or a market value of $13,949 which gave rise to a loss on conversion of $9,196.

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of September 30, 2024, the conversion feature was revalued at $103.

On August 16, 2023, the Company entered into an agreement with Colonial Stock Transfer Company, Inc., (“CSTC”) whereby the Company issued a convertible note to CSTC with a principal amount of $11,020. The note bears interest at 10% and has a term of one year when payment of principal and interest is due. If payment by S-8 shares the amount paid will be with a 10% discount, if by agreement and paid with restricted stock will be with a 25% discount. The conversion methods are calculated using the lowest closing prices during the 25 trading days preceding the request for conversion. On October 10, 2024, Colonial converted the entire note payable of $11,020 plus interest of $1,370 into 4,130,316 shares of common stock.  The market value on October 10, 2024, was $0.01 or a market value of $41,303 which gave rise to a loss on conversion of $28,911.

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

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2024, the conversion feature was valued at $147,304.

On May 22, 2024, the Company entered into an agreement with Quick Capital, LLC whereby the Company issued a convertible note with a principal amount of $33,333. The Company received $25,000 after loan costs of $5,000 and original issue discount of $3,333. The original issue discount is included in loss on debt settlement. The maturity date is nine months after the issue date, accruing interest at 12% per annum and can be converted after 180 days from date of issue at a fixed rate of $0.02 per share. On December 18, 2024, Quick Capital converted $23,024 of note payable plus interest of $2,159 and $1,457 fees into 6,837,782 shares of common stock.  The market value on December 18, 2024 was $0.01 or a market value of $68,378 which gave rise to a loss on conversion of $41,738.

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

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2024, the conversion feature was valued at $0.

At December 31, 2024 and 2023, accrued interest payable and interest expense on these notes was $21,285 and $9,931, respectively. Accrued interest payable is included in accounts payable and accrued expenses on the consolidated balance sheet.

7. Stockholders’ Equity

Change in Authorized Shares

The Company increased the number of authorized common shares the Company is authorized to issue to 495,000,000 on August 8, 2022.  This change in capital structure was approved without a meeting by the consent of the shareholders holding a majority of the common stock outstanding and Articles of Amendment were filed with the State of Nevada.

Preferred Stock

Series A Preferred Stock

On November 13, 2024, the Company designated 5,000,000 and issued 4,500,000 shares of Series A Preferred Stock at a par value of $0.001 per share, pursuant to a Certificate of Designation filed with the Nevada Secretary of State. Each share of Series A Preferred Stock entitles the holder to receive, if and when declared by the Board of Directors, one (1) share of common stock per annum as a dividend, provided the holder owns the share on November 25 of the applicable year. The dividend is non-cumulative and payable solely in common stock.

During the year ended December 31, 2024, the Company approved a preferred stock dividend of 1 share preferred for every 1,000 common shares held by shareholders of record on November 25, 2024.  137,066 shares of preferred stock are due to be issued valued $2,741 based on the market value of $0.02 on November 25, 2024, and was included in stock payable at December 31, 2024.  As of the date of this report, the dividend is still awaiting FINRA announcement.

As the Series A Preferred Stock was issued on November 13, 2024, and dividends are earned annually based on a full year of holding, no dividend was earned, declared, or payable during the year ended December 31, 2024. The earliest period in which holders may become eligible to receive a dividend is the fiscal year ending December 31, 2025, subject to Board declaration and provided the holder remains on record as of November 25, 2025.

The Series A Preferred Stock is not convertible and may be redeemed, at the option of the Company, at any time on or before October 25, 2034, by issuing ten (10) shares of common stock for each one (1) share of Series A Preferred Stock outstanding. As of December 31, 2024, no redemptions have been declared or effected.

During the year ended December 31, 2024, the Company approved the acquisition of DogeSPAC, LLC, a Colorado LLC with an issuance of 4,500,000 preferred stock.  These shares were valued at $306,000 based on the redemption rate  and the closing market value of $0.00680 on November 13, 2024.

Securities Issuances

During the year ended December 31, 2024, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated, as follows:

	Share Issuances in the Year Ended December 31, 2024
Services	Common	Preferred	Value
Related Parties
Kyle Powers	5,968,200	––	$53,714
Robert Tankson, Director	4,987,038	––	54,521
Trevor Reed, Director	665,238	––	15,625
Total related party issuances	11,620,476	––	123,860
Non-related party issuances	-	––	––
Total shares for services	11,620,476	––	123,860
Shares issued for acquisition of DogeSPAC LLC	––	4,500,000	306,000
Shares issued in consideration of notes and accrued interest - related parties	18,880,159	––	182,453
Shares issued in consideration of notes and accrued interest – Non-related parties	24,589,249	––	277,567
Aggregate Totals	55,089,884	4,500,000	$889,880

During the years ended December 31, 2023, shares of common stock and preferred stock were issued to related and non-related parties for the purposes indicated, as follows:

	Share Issuances in the Year Ended December 31, 2023
Services	Common	Preferred	Value
Related Parties
Robert Tankson, Director	1,029,000	––	$37,044
Kyle Powers	1,421,000	––	51,156
Total related party issuances	2,450,000	––	88,200
Non-related party issuances	-	––	––
Total shares for services	2,450,000	––	88,200
Shares issued in consideration of notes - related parties	9,900,000	––	54,450
Shares issued in consideration of notes and accrued interest - non related parties	30,897,674	––	353,176
Aggregate Totals	43,247,674	––	$495,826

Stock payable at December 31, 2024 consists of 32,260,564 preferred shares and 20,992,665 restricted common shares owed to members of the board of directors for directors’ fees and contract services.  These shares were valued at $865,625 based on the fair value of the Company’s common stock at the date of board authorization.  An additional 21,401,933 common shares were owed to various non-related vendors at December 31, 2024 valued at $255,273 based on the fair value of the Company’s common stock at the date of board authorization.  At December 31, 2024, the Company owes 137,066 to shareholders as a preferred stock dividend valued at $2,741.

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

Stock Compensation Plans

2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021. At December 31, 2024 and 2023, 44,425 shares were available for future issuance.

Warrants

During the year ended December 31, 2023, warrants activity consisted of the following: warrants issued - 1,739,766 with an exercise price of $0.019 unless the market price of one share of common stock is greater than the exercise price, then the holder may elect to receive the warrants as a cashless exercise.  An additional 114,777 cashless warrants were issued.  Both warrants were issued in September 2023 expiring in September 2028.

During the year ended December 31, 2024, warrants activity consisted of the following: warrants issued - 1,854,386 cashless warrants issued in May 2024 expiring in May 2029.

8. Commitments and Contingencies

Leases.

On April 12, 2022, PrestoCorp signed a lease in New York with Spaces for a two-year term at $2,590 per month expiring in April 2024. On April 12, 2024, PrestoCorp signed a new lease for (12) twelve months at $1,575 per month starting on May 1, 2024 and expiring on April 30, 2024. The Company recognized a lease liability and a right of use asset of $18,064 using a discount rate of 10%. The future lease payments under the new lease are as follows:

From January 1, 2025 to April 30, 2025	$6,351

Subtotal	6,351

Less imputed interest	(129)

Net lease liability	6,222

Current Portion	(6,222)

Long-term portion	$-

Rent expense for the years ended December 31, 2024 and 2023 was $21,168 and $35,818, respectively.

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of December 31, 2024, no claims are outstanding.

9. Proposed Merger with MJ Harvest, Inc.

On August 8, 2022, the Company entered into a Merger Agreement (the “Merger Agreement”) with MJ Harvest, Inc. (“MJHI”). Pursuant to the Merger Agreement, MJHI will merge with and into the Company and the Company will be the surviving corporation in the Merger.  The Merger was expected to be consummated once the shareholders of the Company and the shareholders of MJHI approved the Merger which management had expected will be completed early in the second quarter of calendar year 2023.

The merger was withdrawn with the SEC in August 2023.  As of December 31, 2024, the merger has effectively been abandoned.  Though not formally withdrawn the deal is effectively stalled without any further progress. The Company and MJ Harvest may continue discussions in the future in hopes of completing the transaction.

10.  Acquisition of DogeSPAC, LLC

On November 13, 2024 the Company approved the acquisition of 600,000,000 Dogecoin Cash (DOG) tokens and DogeSPAC, LLC, Colorado, from DogeSPAC, LLC, Puerto Rico, for 4,500,000 preferred shares of the Company. On November 13, 2024, the value of the preferred stock to be given to DogeSPAC, LLC, Puerto Rico was $306,000 based on the closing market value of $0.00680 and the redemption rate of 1 preferred share to 10 common shares.

The board also approved the Company’s name change to Dogecoin Cash, Inc., effective upon filing with the state of Nevada, and declared a special dividend to shareholders of 1 preferred share for every 1,000 common shares for shareholders of record on November 25, 2024.

As of the date of this report the Company is still awaiting name change approval from FINRA.

11. Income Taxes

The Company did not recognize a tax provision or benefit for the years ended December 31, 2024 and 2023 due to ongoing net losses and a valuation allowance. At December 31, 2024 and 2023, the Company had net deferred tax assets which will not be realized and are fully reserved by valuation allowances.

At December 31, 2024 and 2023, the Company had net deferred tax assets principally arising from net operating loss carryforward for income tax purposes and differences in the carrying values of goodwill and intangibles between the Company’s financial statements and its income tax returns. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at December 31, 2024 and 2023.

The components of the Company’s net deferred tax assets at December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax asset:
Net operating loss carryforwards	$4,450,000	$4,198,000
Intangibles and goodwill	1,004,000	1,004,000
Investments	31,000	34,000
Other	4,000	(6,000)
Total deferred tax assets	5,489,000	5,230,000
Valuation allowance	(5,489,000)	(5,230,000)
Net deferred tax assets	$-	$-

At December 31, 2024, the Company had net operating loss carry forwards of approximately $20,000,000 for federal and state purposes, $10,000,000 of which expire between 2025 through 2041. The remaining balance of $10,000,000 will never expire but utilization is limited to 80% of taxable income in any future year.

The reconciliation of the federal income tax rate and the Company’s tax provision (benefit) at December 31, 2024 is as follows:

	2024	2023
Provision (benefit) computed using the statutory rate:	$39,500,000	$(265,000)
Permanent differences	(46,825,000)	(15,000)
Change in estimate	7,065,000	130,000
Change in valuation allowance	260,000	150,000
Total income tax provision (benefit)	$-	$-

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for uncertain income tax benefits to be recognized. The Company is subject to possible tax examinations for the fiscal years 2021 through 2024. Prior year tax attributes could be adjusted by taxing authorities. If applicable, the Company will deduct interest and penalties as interest expense on the financial statements.

12. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements.

MJ Harvest Advance

In April 2025, the Company became aware that MJ Harvest, Inc. (a related party with a common director), was delisted from the OTC Markets. The Company had advanced $75,055 to MJ Harvest in anticipation of a merger transaction in 2022 and had been engaged in efforts to collect on this advance. .  In April 2025, the Company has allowed for the $75,055 it had advanced to MJ Harvest, as the Company is unsure whether the advance will be paid back. The Company is going to continue in its efforts to try to collect on this advance.

Subsequent Event 1: Agreement with Bots, Inc.

On February 19, 2025, the Company entered into an agreement with Bots, Inc. to purchase 420,000,000 DogeCoin Cash tokens (token symbol: DOG). The Company’s Board of Directors approved the transaction on February 20, 2025. The transaction is expected to close during the second quarter of 2025 and will increase the Company’s current holdings of DogeCoin Cash from 600,000,000 to 1,020,000,000 tokens, subject to closing conditions.

Subsequent Event 2: Formation of MEME COINS Inc. and Agreement with Tipestry, Inc.

In the first quarter of 2025, the Company established a wholly owned subsidiary, MEME COINS Inc., to support its strategic initiatives in the digital asset sector. MEME COINS Inc. subsequently entered into an agreement with Tipestry, Inc. to acquire an additional 1,000,000,000 DogeCoin Cash tokens, to be paid for through the issuance of MEME COINS Inc. preferred shares. If completed, this transaction will increase the Company’s total holdings of DogeCoin Cash to 2,020,000,000 tokens, further enhancing its position in the meme coin market.

