Form 10-Q
period 2025-03-31
Dogecoin Cash, Inc.
filed 2025-05-20
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

☐ Yes ☒ No

The number of shares of the issuer’s Common Stock outstanding as of March 31, 2025 is 143,903,923.

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

Results of Operations

Three Months Ended March 31, 2025 compared with the Three Months Ended March 31, 2024

	Three Months Ended
	A	B	A-B
	March 31,	March 31,	Change	Change %
	2025	2024
REVENUE	$184,473	$225,131	$(40,658)	(18)%
Cost of revenues	67,506	99,018	(31,513)	(32)%
Cost of sales % of total sales	37%	44%	(7)%	(17)%
Gross profit	116,967	126,113	(9,146)	(7)%
Gross profit % of sales	63%	56%
EXPENSES
Professional fees	37,860	57,637	(19,777)	(34)%
Depreciation and amortization	301	2,425	(2,124)	(88)%
Wages and salaries	73,390	114,071	(40,681)	(36)%
Advertising	1,861	1,880	(19)	(1)%
General and administrative	105,169	124,891	(19,722)	(16)%
Total expenses	218,581	300,904	(82,323)	(27)%
NET LOSS FOR THE PERIOD FROM CONTINUING OPERATIONS	(101,614)	(174,791)	73,177	(42)%

Revenue for the three months ended March 31, 2025, decreased 18% compared to the three months ended March 31, 2024. Cost of revenues as a percentage of sales decreased 32% between the periods. The decrease in revenues is primarily a result of the significant increase in competition for market share in the cannabis tele-medicine industry. This decrease in the demand for our service continued during the first quarter of 2025.

Total operating expenses decreased in March 31, 2025 compared with 2024 which trended down as did revenue in the current period. Decreases in depreciation and amortization, wages and salaries and general and administrative expenses. PrestoDoctor management salaries also decreased in the three months ended March 31, 2025.

Liquidity and Capital Resources

Cash provided by operating activities was $4,129 in the three months ended March 31, 2025. We ended the first quarter of 2025 with $39,513 in cash on hand.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $107,364 and

$222,568, respectively, for the three months ended March 31, 2025 and 2024 and had an accumulated deficit of $83,920,681 as of March 31, 2025. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May ____ 2025

By:	/s/ David Tobias
David Tobias Principal Executive Officer Principal Financial Officer

DOGECOIN CASH, INC.

Contents

DOGECOIN CASH, INC.
Formerly (CANNABIS SATIVA, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$39,513	$34,934
Investment in equity securities, at fair value	321,000	317,100

Total Current Assets	360,513	352,034

Advances to related parties	76,305	76,305
Property and equipment, net	2,094	2,163
Intangible assets, net	3,970	4,203
Goodwill	1,275,811	1,275,811

Total Assets	$1,718,693	$1,710,516

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$164,922	$149,480
Accrued interest - related parties	32,779	30,005
Fair value of convertible component in convertible loans	174,490	174,490
Convertible notes payable	177,736	177,736
Notes payable to related parties	196,988	184,038

Total Current Liabilities	746,915	715,749

Long-term liabilities
Stock payable	1,208,014	1,123,639

Total Liabilities	1,954,929	1,839,388

Commitments and contingencies (Notes 6 and 8)

Stockholders' Deficit
Preferred Stock $0.001 par value; 5,000,000 shares authorized; 4,500,000 and -0- shares issued and outstanding, respectively	4,500	4,500
Common stock $0.001 par value; 495,000,000 shares authorized; 143,903,923 and 88,814,037 shares issued and outstanding, respectively	143,904	143,904
Additional paid-in capital	82,229,325	82,229,325
Accumulated deficit	(83,920,681)	(83,816,573)

Total Cannabis Sativa, Inc. Stockholders' Deficit	(1,542,952)	(1,438,844)

Non-Controlling Interest	1,306,716	1,309,972

Total Stockholders' Deficit	(236,236)	(128,872)

Total Liabilities and Stockholders' Deficit	$1,718,693	$1,710,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.
Formerly (CANNABIS SATIVA, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the three months ended March 31,	2025	2024

Revenues	$184,473	$225,131

Cost of Revenues	67,506	99,018

Gross Profit	116,967	126,113

Operating Expenses
Professional fees	37,860	57,637
Depreciation and amortization	301	2,425
Wages and salaries	73,390	114,071
Advertising	1,861	1,880
General and administrative	105,169	124,891

Total Operating Expenses	218,581	300,904

Loss from Operations	(101,614)	(174,791)

Other Income and (Expenses)
Unrealized gain (loss) on investment	3,900	(14,850)
Gain on debt settlement	-	8,333
Loss on return of investment securities	-	(33,000)
Interest expense	(9,650)	(8,260)

Total Other Income and (Expenses), Net	(5,750)	(47,777)

Loss Before Income Taxes	(107,364)	(222,568)

Income Taxes	-	-

Net Loss for the Period	(107,364)	(222,568)

Loss for the period attributable to non-controlling interest - PrestoCorp	(3,256)	(22,295)

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$(104,108)	$(200,273)

Net Loss for the Period per Common Share: Basic & Diluted	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic & Diluted	143,903,923	88,814,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.
Formerly (CANNABIS SATIVA, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 - UNAUDITED

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest -
	Shares	Amount	Shares	Amount	Capital	Deficit	Prestocorp	Total

Balance - January 1, 2024	-	$-	88,814,037	$88,815	$81,392,196	$(82,083,492)	$1,359,872	$757,391
Net loss for the period	-	-	-	-	-	(200,273)	(22,295)	(222,568)

Balance - March 31, 2024	-	$-	88,814,037	$88,815	$81,392,196	$(82,283,765)	$1,337,577	$534,823

Balance - January 1, 2025	4,500,000	$4,500	143,903,921	$143,904	$82,229,325	$(83,816,573)	$1,309,972	$(128,872)
Net loss for the period	-	-	-	-	-	(104,108)	(3,256)	(107,364)

Balance - March 31, 2025	4,500,000	$4,500	143,903,921	$143,904	$82,229,325	$(83,920,681)	$1,306,716	$(236,236)

	The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.
Formerly (CANNABIS SATIVA, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the three months ended March 31,	2025	2024

Cash Flows From Operating Activities:
Net loss for the period	$(107,364)	$(222,568)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Unrealized loss on investments	(3,900)	14,850
Depreciation and amortization	301	2,425
Loss on debt settlement	-	(8,333)
Loss on return of investment securities	-	33,000
Stock payable for services	84,375	112,153
Note payable issued for services	12,500	15,000
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	15,443	27,979
Accrued interest - related parties	2,774	750
Net Cash Provided by (Used in) Operating Activities	4,129	(24,744)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from related parties notes payable, net	450	-
Net Cash Provided by Financing Activities	450	-

NET CHANGE IN CASH	4,579	(24,744)

CASH AT BEGINNING OF PERIOD	34,934	83,762

CASH AT END OF PERIOD	$39,513	$59,018

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities
Convertible note issued for payable	$-	$86,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

Formerly (CANNABIS SATIVA, INC)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

For the Three Months Ended March 31, 2025 and 2024

1. Organization and Summary of Significant Accounting Policies

Nature of Business:

Dogecoin Cash Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc. On November 13, 2024, we changed our name to Dogecoin Cash, Inc.    We operate through several subsidiaries including:

·	PrestoCorp, Inc. (“PrestoCorp”)
·	DogeSPAC LLC
·	Wild Earth Naturals, Inc. (“Wild Earth”)
·	Kubby Patent and Licenses Limited Liability Company (“KPAL”)
·	Hi Brands, International, Inc. (“Hi Brands”)
·	Eden Holdings LLC (“Eden”).

PrestoCorp is a 51% owned subsidiary. DogeSPAC LLC, Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. At March 31, 2025 and December 31, 2024, PrestoCorp is the sole operating subsidiary.

Our primary operations for the three months ended March 31, 2025 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

Basis of Presentation

Operating results for the three months ended March 31, 2025, may not be indicative of the results expected for the full year ending December 31, 2025. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2024, as filed with the United States Securities and Exchange Commission on April 16, 2025.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2025, and its results of operations, cash flows, and changes in stockholders’ equity for the three months ended March 31,

2025. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of Dogecoin Cash, Inc. (the “Company” or “CBDS”), and its wholly-owned subsidiaries and PrestoCorp, a 51% owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

Going Concern:

The Company has an accumulated deficit of $83,920,681 at March 31, 2025, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the three months ended March 31, 2025 and 2024, the Company has 3,708,929 and 1,854,543 outstanding warrants, respectively, and 4,500,000 shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted.

Recently Issued Accounting Standards:

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,531,440)	(1,531,207)
Net Intangible Assets	$3,970	$4,203

Amortization expense for the three months ended March 31, 2025 and 2024 was $233 and $2,357, respectively.

Amortization of intangibles through 2029 is:

April 1, 2025 to March 31, 2026	$932
April 1, 2026 to March 31, 2027	932
April 1, 2027 to March 31, 2028	932
April 1, 2028 to March 31, 2029	932
April 1, 2029 to March 31, 2030	242

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,734,391 as of March 31, 2025 and December 31, 2024. The balance of goodwill at March 31, 2025 and December 31, 2024 was $1,275,811.

3. Related Party Transactions

For the three months ended March 31, 2025 and 2024 officers and board of directors expense was $9,895 and $52,339 respectively. The Company also had consulting contracts with David Tobias and Cathy Carroll as noted below. At March 31, 2025 and December 31, 2024 the Company owed two (2) directors $18,750 for directors fees that are included in stock payable.

Historically, the Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

Consulting expense to David Tobias, the Company’s chief executive officer and director, for each of the three months ended March 31, 2025 and 2024 was $46,875.  Director fees to Mr. Tobias for the three months ended March 31, 2025 and 2024 were $-0- and $3,125, respectively.  The last payment of these services was in June of 2022. At March 31, 2025 and December 31, 2024, the Company owed Mr Tobias $515,625 and $468,750 in consulting services, and $25,000 in directors fees.  These are included in stock payable at March 31, 2025 and December 31, 2024 for a total of $540,625 and $493,750, respectively.

At March 31, 2025 and December 31, 2024 the Company owed the Estate of Brad Herr – prior chief financial officer $93,750 in consulting services, and $6,250, respectively in directors fees from his 2022 contract.  These are included in stock payable at March 31, 2025 and December 31, 2024 for a total of $100,000.

Consulting expense to Patrick Bilton, the Company’s chief operating officer for the three months ended March 31, 2025 and 2024 was $-0- and $28,125, respectively.   The last payment of these services was in June of 2022.  At March 31, 2025 and December 31, 2024 the Company owed Mr Bilton $253,125 in consulting services.  These are included in stock payable at March 31, 2025 and December 31, 2024.

During the year ended December 31, 2023, the Company and Cathy Carroll, director, entered into a note payable for $70,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2024. The note payable totaled $109,250 of which $5,750 was paid by the Company during 2023.

Ms Carroll has a consulting agreement with the Company in the amount of $12,500, quarterly. For each of the three months ended March 31, 2025 and 2024 consulting expense was $12,500. Director fees to Ms Carroll for the three months ended March 31, 2025 and 2024 were $-0- and $2,500, respectively.  Ms Carroll has elected that these payments increase her note payable each quarter.

During the year ended December 31, 2024, David Tobias, the Company’s chief executive officer and director, loaned $11,788 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2024.

During the three months ended March 31, 2025, David Tobias, the Company’s chief executive officer and director, loaned $450 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2025.

During the year ended December 31, 2024, the Company and Cathy Carroll, director, entered into a note payable for $60,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2024. During the three months ended March 31, 2025 Ms. Carroll’s note was increased by her compensation of $12,500.  At  March 31, 2025 and December 31, 2024 the note payable balance was $176,750 and $164,250, respectively.

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 8% per annum in the amounts of $2,774 and $911respectively.

The following tables reflect the related party note payable balances.

	Related party notes	Accrued interest	Total
	March 31, 2025
David Tobias, CEO & Director	$12,238	$18,863	$31,101
Cathy Carroll, Director	176,750	13,649	190,399
Trevor Reed, Director	8,000	267	8,267
Stock payable – Directors & Officers	912,500	––	912,500
Totals	$1,109,488	$32,779	$1,142,267

	Related party notes	Accrued interest	Total
	December 31, 2024
David Tobias, CEO & Director	$11,788	$18,712	$30,500
Cathy Carroll, Director	164,250	11,226	175,476
Trevor Reed, Director	8,000	67	8,067
Stock payable – Directors & Officers	865,625	––	865,625
Totals	$1,049,663	$30,005	$1,079,688

At March 31, 2025 and December 31, 2024, the Company has a balance due from MJ Harvest, Inc., with whom the Company had plans to merge, of $75,054, (see Note 8 and 11). The amount is included in advances to related party on the condensed consolidated balance sheets. The funds were advanced to MJ Harvest, Inc. to cover operating expenses.  The Company also has an advance to a director of $1,250 at March 31, 2025 and December 31, 2024 that is included in advances to related parties. The funds were advanced to the director to cover upcoming consulting services.

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG. The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable. The fair value of the Company’s investment at March 31, 2025 and December 31, 2024 was $15,000 and $11,100 resulting in an unrealized gain (loss) of $3,900 and ($14,850) for the change in fair value during the three months ended March 31, 2025 and 2024, respectively.

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

45,000,000 × $0.00680 (common stock price on 11/13/24) = $306,000

Accordingly, the Company recorded the following journal entry:

Account	Debit	Credit
Investment in DogeSPAC LLC	$306,000
Series A Preferred Stock (par)		$4,500
Additional Paid in Capital		$301,500

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

The note value at March 31, 2025 and December 31, 2024 was $68,801.

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of March 31, 2025 and December 31, 2024 the conversion feature was valued at $27,083.

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

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of March 31, 2025 and December 31, 2024, the conversion feature was valued at $147,304.

On May 22, 2024, the Company entered into an agreement with Quick Capital, LLC whereby the Company issued a convertible note with a principal amount of $33,333. The Company received $25,000 after loan costs of $5,000 and original issue discount of $3,333. The original issue discount is included in loss on debt settlement.  The maturity date is nine months after the issue date, accruing interest at 12% per annum and can be converted after 180 days from date of issue at a fixed rate of $0.02 per share. On December 18, 2024, Quick Capital converted $23,024 of note payable plus interest of $2,159 and $1,457 fees into 6,837,782 shares of common stock.  The market value on December 18, 2024 was $0.01 or a market value of $68,378 which gave rise to a loss on conversion of $41,738.  The note value at March 31, 2025 and December 31, 2024 was $10,309. As of March 31, 2025 and December 31, 2024, the conversion feature was valued at $103.

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

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of March 31, 2025 and December 31, 2024, the conversion feature was valued at $0.

At March 31, 2025 and December 31, 2024, accrued interest payable on these notes was $24,192 and $21,285, respectively. Accrued interest payable is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. Interest expense for the three months ended March 31, 2025 and 2024 was $2,907 and $5,035, respectively.

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

During the year ended December 31, 2024, the Company approved a preferred stock dividend of 1 share preferred for every 1,000 common shares held by shareholders of record on November 25, 2024.  137,066 shares of preferred stock are due to be issued valued $2,741 based on the market value of $0.02 on November 25, 2024, and was included in stock payable at March 31, 2025 and December 31, 2024.

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

Securities Issuances

Stock payable at March 31, 2025 consists of 33,432,439 preferred shares and 20,992,665 restricted common shares owed to members of the board of directors for directors’ fees and contract services.  These shares were valued at $912,500 based on the fair value of the Company’s common stock at the date of board authorization.  An additional 22,339,433 common shares were owed to various non-related vendors at March 31, 2025 valued at $292,774 based on the fair value of the Company’s common stock at the date of board authorization. At March 31, 2025, the Company owes 137,066 to shareholders as a preferred stock dividend valued at $2,741.

Stock Compensation Plans

2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021. At March 31, 2025 and December 31, 2024, 44,425 shares were available for future issuance.

8. Commitments and Contingencies

Leases.

On April 12, 2022, PrestoCorp signed a lease in New York with Spaces for a two-year term at $2,590 per month expiring in April 2024. On April 12, 2024, PrestoCorp signed a new lease for (12) twelve months at $1,575 per month starting on May 1, 2024 and expiring on April 30, 2025.

Rent expense for the three months ended March 31, 2025 and 2024 was $8,107 and $9,120, respectively.

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of March 31, 2025, no claims are outstanding.

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

There are no financial implications due to the abandonment of the merger. There were no commitments made and all documents have been redacted.

10. Other Matters

Agreement with Bots, Inc.

On February 19, 2025, the Company has entered into an agreement with Bots, Inc. to purchase 420,000,000 DogeCoin Cash tokens (token symbol: DOG). The Company’s Board of Directors approved the transaction on February 20, 2025. The transaction is expected to close during the second quarter of 2025 and will increase the Company’s current holdings of DogeCoin Cash from 600,000,000 to 1,020,000,000 tokens. The Company is considering issuing 4,200,000 common shares as compensation for this agreement. As of March 31, 2025, the details of the agreement have not been finalized and are subject to revisions.

Formation of MEME COINS Inc. and Agreement with Tipestry, Inc.

In the first quarter of 2025, the Company established a wholly owned subsidiary, MEME COINS Inc., to support its strategic initiatives in the digital asset sector. MEME COINS Inc. subsequently entered into an agreement with Tipestry, Inc. to acquire an additional 1,000,000,000 DogeCoin Cash tokens, to be paid for through the issuance of MEME COINS Inc. preferred shares. If completed, this transaction will increase the Company’s total holdings of DogeCoin Cash to 2,020,000,000 tokens, further enhancing its position in the meme coin market. As of March 31, 2025 this agreement has not yet been finalized.

11. Subsequent Event

1.In April 2025, the Company became aware that MJ Harvest (a related party with common directors) was delisted from the OTC markets.  The Company had advanced to MJ Harvest $75,055 in anticipation of its merger in 2022 and had been trying to collect on this advance.  In April 2025, the Company has allowed for the $75,055 it had advanced to MJ Harvest, as the Company is unsure whether the advance will be paid back. The Company is going to continue in its efforts to try to collect on this advance.

2.During the year ended December 31, 2024, the Company approved a preferred stock dividend of 1preferred share for every1,000 common shares held by shareholders of record on November 25, 2024. 137,066 shares of preferred stock were issued on May 9, 2025 pro rata to all shareholders holding shares on the record date. FINRA announced the event without an ex-dividend date.