Form 10-Q/A
period 2025-03-31
Dogecoin Cash, Inc.
filed 2025-05-22
CIK 1360442

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2025 (this “Form 10-Q/A”) of Dogecoin Cash, Inc. (formerly known as Cannabis Sativa, Inc.) is being filed solely to include the complete set of Interactive Data Files (XBRL exhibits) that were inadvertently omitted from the original filing submitted on May 20, 2025.

No other changes have been made to the original Form 10-Q. This Amendment does not reflect events occurring after the original filing date and does not modify or update the disclosures presented in the original Form 10-Q, except as noted above.

This Amendment No. 1 does not reflect any changes or revisions to the financial statements, disclosures, or other content of the original filing, except for the inclusion of the Interactive Data Files. Accordingly, this Form 10-Q/A should be read in conjunction with the original Form 10-Q filed on May 20, 2025.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is also including updated certifications from its Principal Executive Officer and Principal Financial Officer as exhibits to this Amendment.

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

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 8% per annum in the amounts of $2,774 and $911 respectively.

The following tables reflect the related party note payable balances.

	Related party	Accrued
	notes	interest	Total
	March 31, 2025
David Tobias, CEO & Director	$12,238	$18,863	$31,101
Cathy Carroll, Director	176,750	13,649	190,399
Trevor Reed, Director	8,000	267	8,267
Stock payable – Directors & Officers	912,500	-	912,500
Totals	$1,109,488	$32,779	$1,142,267

	Related party	Accrued
	notes	interest	Total
	December 31, 2024
David Tobias, CEO & Director	$11,788	$18,712	$30,500
Cathy Carroll, Director	164,250	11,226	175,476
Trevor Reed, Director	8,000	67	8,067
Stock payable – Directors & Officers	865,625	-	865,625
Totals	$1,049,663	$30,005	$1,079,688

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

On January 29, 2024, $6,916 of note payable was converted to 1,900,000 shares common stock which were valued at $41,610 resulting on a loss on conversion of $34,694.

On October 1, 2024, $10,045 of note payable was converted to 3,500,000 shares common stock which were valued at $35,000 resulting on a loss on conversion of $24,955.

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

Securities Issuances

Stock payable at March 31, 2025 consists of 33,432,439 preferred shares and 20,992,665 restricted common shares owed to members of the board of directors for directors’ fees and contract services. These shares were valued at $912,500 based on the fair value of the Company’s common stock at the date of board authorization.  An additional 22,339,433 common shares were owed to various non-

related vendors at March 31, 2025 valued at $292,774 based on the fair value of the Company’s common stock at the date of board authorization. At March 31, 2025, the Company owes 137,066 to shareholders as a preferred stock dividend valued at $2,741.

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