Form 10-Q
period 2025-06-30
Dogecoin Cash, Inc.
filed 2025-08-19
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

☐ Yes ☒ No

The number of shares of the issuer’s Common Stock outstanding as of June 30, 2025 is 148,947,864

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

Results of Operations

Three Months Ended June 30, 2025 compared with the Three Months Ended June 30, 2024

	Three Months Ended
	A	B	A-B
	June 30,	June 30,	Change	Change %
	2025	2024
REVENUE	$192,464	$234,391	$(41,927)	(18)%
Cost of revenues	70,988	84,102	(13,114)	(16)%
Cost of sales % of total sales	37%	36%	1%	3%
Gross profit	121,476	150,289	(28,813)	(19)%
Gross profit % of sales	63%	64%
EXPENSES
Professional fees	41,052	91,597	(50,545)	(55)%
Depreciation and amortization	302	302	––	––%
Wages and salaries	76,027	97,009	(20,982)	(22)%
Advertising	638	6,052	(5,414)	(89)%
General and administrative	186,873	153,274	33,599	22%
Total expenses	304,892	348,234	(43,342)	(12)%
NET LOSS FOR THE PERIOD FROM CONTINUING OPERATIONS	(183,416)	(197,945)	14,529	(7)%

Revenue for the three months ended June 30, 2025, decreased 18% compared to the three months ended June 30, 2024. Cost of revenues as a percentage of sales decreased 16% between the periods. The decrease in revenues is primarily a result of the significant increase in competition for market share in the cannabis tele-medicine industry. This decrease in the demand for our service continued during the second quarter of 2025.

Total operating expenses decreased in June 30, 2025 compared with 2024 which trended down as did revenue in the current period. Decreases in professional fees, wages and salaries, advertising and general and administrative expenses. PrestoDoctor management salaries also decreased during the three months ended June 30, 2025.

Six Months Ended June 30, 2025 compared with the Six Months Ended June 30, 2024

	Three Months Ended
	A	B	A-B
	June 30,	June 30,	Change	Change %
	2025	2024
REVENUE	$376,937	$459,522	$(82,585)	(18)%
Cost of revenues	138,494	183,120	(44,626)	(24)%
Cost of sales % of total sales	37%	40%	(3)%	(8)%
Gross profit	238,443	276,402	(37,959)	(14)%
Gross profit % of sales	63%	60%
EXPENSES
Professional fees	78,912	149,234	(70,322)	(47)%
Depreciation and amortization	603	2,727	(2,124)	(78)%
Wages and salaries	149,417	211,080	(61,633)	(29)%
Advertising	2,499	7,932	(5,433)	(68)%
General and administrative	292,042	278,165	13,877	5%
Total expenses	523,473	649,138	(125,665)	(19)%
NET LOSS FOR THE PERIOD FROM CONTINUING OPERATIONS	(285,030)	(372,736)	87,706	(24)%

Revenue for the six months ended June 30, 2025, decreased 18% compared to the six months ended June 30, 2024. Cost of revenues as a percentage of sales decreased 8% between the periods. The decrease in revenues is primarily a result of the significant increase in competition for market share in the cannabis tele-medicine industry. This decrease in the demand for our service continued during the second quarter of 2025.

Total operating expenses decreased in June 30, 2025 compared with 2024 which trended down as did revenue in the current period. Decreases in professional fees, depreciation & amortization, wages and salaries, advertising and general and administrative expenses. PrestoDoctor management salaries also decreased during the six months ended June 30, 2025.

Liquidity and Capital Resources

Cash provided by operating activities was $5,208 in the six months ended June 30, 2025. We ended the second quarter of 2025 with $50,848 in cash on hand.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $7,402,698 and $613,344, respectively, for the six months ended June 30, 2025 and 2024 and had an accumulated deficit of $84,132,677 as of June 30, 2025. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 19, 2025

By:	/s/ David Tobias
David Tobias Principal Executive Officer Principal Financial Officer

DOGECOIN CASH, INC.

Contents

Page

FINANCIAL STATEMENTS - UNAUDITED – for the three and six months ended June 30, 2025 and 2024:

Condensed consolidated balance sheets	FS-2

Condensed consolidated statements of operations	FS-3

Condensed consolidated statements of changes in stockholders’ equity	FS-4

Condensed consolidated statements of cash flows	FS-5

Notes to condensed consolidated financial statements	FS-6 through FS-14

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$50,848	$34,934
Investment in equity securities, at fair value	741,900	317,100

Total Current Assets	792,748	352,034

Advances to related parties, net of allowance for bad debts	1,250	76,305
Property and equipment, net	2,026	2,163
Intangible assets, net	3,737	4,203
Goodwill	1,275,811	1,275,811

Total Assets	$2,075,572	$1,710,516

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$184,288	$149,480
Accrued interest - related parties	35,760	30,005
Fair value of convertible component in convertible loans	174,387	174,490
Convertible notes payable	167,427	177,736
Notes payable to related parties	219,744	184,038

Total Current Liabilities	781,606	715,749

Long-term liabilities
Stock payable	1,289,648	1,123,639

Total Liabilities	2,071,254	1,839,388

Commitments and contingencies (Notes 6 and 8)

Stockholders' Deficit
Preferred Stock $0.001 par value; 5,000,000 shares authorized; 4,652,673 and 4,500,000 shares issued and outstanding, respectively	4,653	4,500
Common stock $0.001 par value; 495,000,000 shares authorized; 148,947,864 and 143,903,923 shares issued and outstanding, respectively	148,948	143,904
Additional paid-in capital	82,260,016	82,229,325
Accumulated deficit	(84,132,677)	(83,816,573)

Total Cannabis Sativa, Inc. Stockholders' Deficit	(1,719,060)	(1,438,844)

Non-Controlling Interest	1,723,378	1,309,972

Total Stockholders' Deficit	4,318	(128,872)

Total Liabilities and Stockholders' Deficit	$2,075,572	$1,710,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Revenues	$192,464	$234,391	$376,937	$459,522

Cost of Revenues	70,988	84,102	138,494	183,120

Gross Profit	121,476	150,289	238,443	276,402

Operating Expenses
Professional fees	41,052	91,597	78,912	149,234
Depreciation and amortization	302	302	603	2,727
Wages and salaries	76,027	97,009	149,417	211,080
Advertising	638	6,052	2,499	7,932
General and administrative	186,873	153,274	292,042	278,165

Total Operating Expenses	304,892	348,234	523,473	649,138

Loss from Operations	(183,416)	(197,945)	(285,030)	(372,736)

Other Income and (Expenses)
Unrealized gain (loss) on investment	(3,450)	7,350	450	(7,500)
Loss on debt settlement	(16,700)	(16,109)	(16,700)	(7,776)
Loss on return of investment securities	-	-	-	(33,000)
Impairment expense - digital currency	(7,079,850)	-	(7,079,850)	-
Interest expense	(11,918)	(184,072)	(21,568)	(192,332)

Total Other Income and (Expenses), Net	(7,111,918)	(192,831)	(7,117,668)	(240,608)

Loss Before Income Taxes	(7,295,334)	(390,776)	(7,402,698)	(613,344)

Income Taxes	-	-	-	-

Net Loss for the Period	(7,295,334)	(390,776)	(7,402,698)	(613,344)

Loss for the period attributable to non-controlling interest - PrestoCorp and Meme Coins Inc.	(7,083,338)	(14,946)	(7,086,593)	(22,295)

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$(211,996)	$(375,830)	$(316,105)	$(591,049)

Net Loss for the Period per Common Share: Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic & Diluted	145,074,338	94,364,400	144,498,784	88,814,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 - UNAUDITED

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest -	Non-controlling Interest - Meme
	Shares	Amount	Shares	Amount	Capital	Deficit	Prestocorp	Coins Inc	Total

Balance - January 1, 2024	-	$ -	88,814,037	$ 88,815	$ 81,392,196	$ (82,083,492)	$ 1,359,872	$ -	$ 757,391
Net loss for the period	-	-	-	-	-	(200,273)	(22,295)	-	(222,568)

Balance - March 31, 2024	-	-	88,814,037	88,815	81,392,196	(82,283,765)	1,337,577	-	534,823

Common stock issued - notes payable conversion	-	-	2,580,159	2,580	25,993	-	-	-	28,573
Common stock issued for services in accounts payable	-	-	11,620,476	11,620	112,240	-	-	-	123,860
Net loss for the period	-	-	-	-	-	(375,830)	(14,946)	-	(390,776)

Balance - June 30, 2024	-	$ -	103,014,672	$ 103,015	$ 81,530,429	$ (82,659,595)	$ 1,322,631	$ -	$ 296,480

Balance - January 1, 2025	4,500,000	$ 4,500	143,903,921	$ 143,904	$ 82,229,325	$ (83,816,573)	$ 1,309,972	$ -	$ (128,872)
Net loss for the period	-	-	-	-	-	(104,108)	(3,256)	-	(107,364)

Balance - March 31, 2025	4,500,000	4,500	143,903,921	143,904	82,229,325	(83,920,681)	1,306,716	-	(236,236)

Common stock issued - notes payable conversion	-	-	843,941	844	28,103	-	-	-	28,947
Common stock issued - acquisition of DogeCoin Cash Tokens	-	-	4,200,000	4,200	-	-	-	-	4,200
Preferred stock of Subsidiary issued - acquisition of DogeCoin Cash Tokens	-	-	-	-	-	-	-	7,500,000	7,500,000
Preferred stock issued - dividend payable	152,673	153	-	-	2,588	-	-	-	2,741
Net loss for the period	-	-	-	-	-	(211,996)	(3,488)	(7,079,850)	(7,295,334)

Balance - June 30, 2025	4,652,673	$ 4,653	148,947,862	$ 148,948	$ 82,260,016	$ (84,132,677)	$ 1,303,228	$ 420,150	$ 4,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the six months ended June 30,	2025	2024

Cash Flows From Operating Activities:
Net loss for the period	$(7,402,698)	$(613,344)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Allowance for bad debt	75,055	-
Unrealized loss on investments	(450)	7,500
Impairment expense - digital currency	7,079,850	-
Depreciation and amortization	603	2,727
Professional fee expense paid with note payable conversion	1,458	-
Loss on debt settlement	16,700	7,776
Loss on return of investment securities	-	33,000
Stock payable for services	168,750	231,250
Note payable issued for services	25,000	30,000
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	35,288	174,490
Fair value of convertible component in convertible loans	(103)	-
Accrued interest - related parties	5,755	1,440
Net Cash Provided by (Used in) Operating Activities	5,208	(125,161)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	-	30,000
Proceeds from related parties notes payable, net	10,706	10,240
Net Cash Provided by Financing Activities	10,706	40,240

NET CHANGE IN CASH	15,914	(84,921)

CASH AT BEGINNING OF PERIOD	34,934	83,762

CASH AT END OF PERIOD	50,848	(1,159)

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities
Preferred shares issued for divided payable included in stock payable	$2,741	$-
Preferred shares of subsidiary issued in acquisition of digital currency	$7,500,000	$-
Common shares issued in acquisition of digital currency	$4,200	$-
Shares issued in consideration of convertible notes and interest payable - related parties	$-	$7,453
Shares issued in consideration of convertible notes payable	$28,947	$21,120
Convertible note issued for payable	$-	$86,022
Common stock issued for services in accounts payable	$-	$123,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

For the Six Months Ended June 30, 2025 and 2024

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
MEME COINS, Inc.
·	Wild Earth Naturals, Inc. (“Wild Earth”)
·	Kubby Patent and Licenses Limited Liability Company (“KPAL”)
·	Hi Brands, International, Inc. (“Hi Brands”)
·	Eden Holdings LLC (“Eden”).

PrestoCorp is a 51% owned subsidiary. DogeSPAC LLC, Meme Coins Inc., Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. At June 30, 2025 and December 31, 2024, PrestoCorp is the sole operating subsidiary.

Our primary operations for the six months ended June 30, 2025 were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

Basis of Presentation

Operating results for the three and six months ended June 30, 2025, may not be indicative of the results expected for the full year ending December 31, 2025. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2024, as filed with the United States Securities and Exchange Commission on April 16, 2025.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2025, and its results of operations, cash flows, and changes in stockholders’ equity for the three and six months ended June 30, 2025. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of Dogecoin Cash, Inc. (the “Company” or “DOGP”), and its wholly-owned subsidiaries and PrestoCorp, a 51% owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

Going Concern:

The Company has an accumulated deficit of $84,132,677 at June 30, 2025, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For each of the six months ended June 30, 2025 and 2024, the Company has 3,708,929 outstanding warrants. For the six months ended June 30, 2025 and 2024, the Company has 4,652,673 and -0- shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted.

Recently Issued Accounting Standards:

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,531,673)	(1,531,207)
Net Intangible Assets	$3,737	$4,203

Amortization expense for each of the three months ended June 30, 2025 and 2024 was $233. Amortization expense for the six months ended June 30, 2025 and 2024 was $466 and $2,590, respectively.

Amortization of intangibles through 2029 is:

July 1, 2025 to June 30, 2026	$932
July 1, 2026 to June 30, 2027	932
July 1, 2027 to June 30, 2028	932
July 1, 2028 to June 30, 2029	932
July 1, 2029 to June 30, 2030	9

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,734,391 as of June 30, 2025 and December 31, 2024. The balance of goodwill at June 30, 2025 and December 31, 2024 was $1,275,811.

3. Related Party Transactions

For the three and six months ended June 30, 2025 and 2024 officers and board of directors expense was $12,500 (2024: $23,123) and $22,395 (2024: $63,587), respectively. The Company also had consulting contracts with David Tobias and Cathy Carroll as noted below. At June 30, 2025 and December 31, 2024 the Company owed two (2) directors $18,750 for directors fees that are included in stock payable.

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

At June 30, 2025 and December 31, 2024 the Company owed the Estate of Brad Herr – prior chief financial officer $93,750 in consulting services, and $6,250, respectively in directors fees from his 2022 contract. These are included in stock payable at June 30, 2025 and December 31, 2024 for a total of $100,000.

Consulting expense to Patrick Bilton, the Company’s chief operating officer for the three and six months ended June 30, 2025 and 2024 was $-0- (2024: $28,125) and $-0- (2024: $56,250), respectively. The last payment of these services was in June of 2022. At June 30, 2025 and December 31, 2024 the Company owed Mr Bilton $253,125 in consulting services. These are included in stock payable at June 30, 2025 and December 31, 2024.

Ms Carroll has a consulting agreement with the Company in the amount of $12,500, quarterly. For each of the three and six months ended June 30, 2025 and 2024 consulting expense was $12,500 and $25,000. Director fees to Ms Carroll for the three and six months ended June 30, 2025 and 2024 were $-0- (2024: $2,500) and $-0- (2024: $5,000), respectively. Ms Carroll has elected that these payments increase her note payable each quarter.

During the year ended December 31, 2024, David Tobias, the Company’s chief executive officer and director, loaned $11,788 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2024.

During the year ended December 31, 2024, Trevor Reed, a director of the loaned $8,000 to the Company for notes payable bearing interest at the rate of 10% per annum due on June 4, 2025 If unpaid at June 4, 2025, the interest rate increases to 12% per annum.

During the six months ended June 30, 2025, David Tobias, the Company’s chief executive officer and director, loaned $10,706 to the Company for notes payable bearing interest at the rate of 5% per annum due on December 31, 2025.

During the year ended December 31, 2024, the Company and Cathy Carroll, director, entered into a note payable for $60,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2024. During the six months ended June 30, 2025 Ms. Carroll’s note was increased by her compensation of $12,500 for a total of $25,000. At June 30, 2025 and December 31, 2024 the note payable balance was $189,250 and $164,250, respectively.

During the three and six months ended June 30, 2025 and 2024, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 8% per annum in the amounts of $2,981 (2024: $689) and $5,755 (2024: $1,440), respectively.

The following tables reflect the related party note payable balances.

	Related party notes	Accrued interest	Total

David Tobias, CEO & Director	$22,494	$19,053	$41,547
Cathy Carroll, Director	189,250	16,227	205,477
Trevor Reed, Director	8,000	480	8,480
Stock payable – Directors & Officers	962,116	-	962,116
Totals	$1,181,860	$35,760	$1,217,620

	Related party notes	Accrued interest	Total

David Tobias, CEO & Director	$11,788	$18,712	$30,500
Cathy Carroll, Director	164,250	11,226	175,476
Trevor Reed, Director	8,000	67	8,067
Stock payable – Directors & Officers	865,625	-	865,625
Totals	$1,049,663	$30,005	$1,079,688

At June 30, 2025 and December 31, 2024, the Company has a balance due from MJ Harvest, Inc., with whom the Company had plans to merge, of $75,054, (see Note 8 and 11). The amount is included in advances to related party on the condensed consolidated balance sheets. The funds were advanced to MJ Harvest, Inc. to cover operating expenses. In April 2025, the Company became aware that MJ Harvest (a related party with common directors) was delisted from the OTC markets. The Company had advanced to MJ Harvest $75,055 in anticipation of its merger in 2022 and had been trying to collect on this advance. In April 2025, the Company allowed for the $75,055 it had advanced to MJ Harvest, as the Company is unsure whether the advance will be paid back. The Company is going to continue in its efforts to try to collect on this advance.

The Company also has an advance to a director of $1,250 at June 30, 2025 and December 31, 2024 that is included in advances to related parties. The funds were advanced to the director to cover upcoming consulting services.

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG. The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable. The fair value of the Company’s investment at June 30, 2025 and December 31, 2024 was $11,550 and $11,100 resulting in an unrealized gain (loss) of ($3,450) (2024: $7,350) and $450 (2024: ($7,500)) for the change in fair value during the three and six months ended June 30, 2025 and 2024, respectively.

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

On May 22, 2025 the Company entered into an agreement with Bots, Inc to purchase 420,000,000 million Dogecoin Cash tokens in exchange for 4,200,000 shares of the Company’s common stock. This acquisition was valued at $4,200 and the shares were issued to Bots, Inc on June 12, 2025.

On June 25, 2025, Meme Coins Inc., a 100% controlled subsidiary of Dogecoin Cash, Inc. entered into a definitive Digital Asset Purchase Agreement with Tipestry, Inc., a Delaware corporation. Pursuant to the agreement, Meme Coins agreed to acquire 3,000,000,000 Dogecoin Cash tokens (crypto symbol: DOG) in exchange for 375,000 shares of

Meme Coins Inc.’s preferred stock. The preferred shares entitle the holder to one vote per share and are non-convertible unless authorized by the board of directors and approved by a majority of the outstanding Class A Preferred shareholders. The par value of the preferred stock is $20 therefore the cost of the acquired Dogecoin cash tokens were valued at $7,500,000. Due to the same factors of instability in the coin, the value of the coins were discounted by 95% to the lowest closing value of the coin from the acquisition to the end of the June 30th quarter which was $0.002801, which calculated to an impairment of the investment in the coins in the amount of $7,079,850 as reported in the statement of operations for the three and six months ended June 30, 2025 attributable 100% to the non-controlling interest in Meme Coins Inc.

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

The note value at June 30, 2025 and December 31, 2024 was $68,801.

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of June 30, 2025 and December 31, 2024 the conversion feature was valued at $27,083.

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

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other options. As of June 30, 2025 and December 31, 2024, the conversion feature was valued at $147,304.

On May 22, 2024, the Company entered into an agreement with Quick Capital, LLC whereby the Company issued a convertible note with a principal amount of $33,333. The Company received $25,000 after loan costs of $5,000 and original issue discount of $3,333. The original issue discount is included in loss on debt settlement. The maturity date is nine months after the issue date, accruing interest at 12% per annum and can be converted after 180 days from date of issue at a fixed rate of $0.02 per share. On December 18, 2024, Quick Capital converted $23,024 of note payable plus interest of $2,159 and $1,457 fees into 6,837,782 shares of common stock. The market value on December 18, 2024 was $0.01 or a market value of $68,378 which gave rise to a loss on conversion of $41,738. On May 21, 2025, Quick Capital converted $10,831 of note payable plus fees of $1,457 into 843,941 shares of common stock. The market value on May 21, 2025 was $0.0343 or a market value of $113,400 which gave rise to a loss on conversion of $16,700. The note value at June 30, 2025 and December 31, 2024 was $-0-. For the three and six months ended June 30, 2025 the conversion feature was expensed to interest expense in the amount of $103 due to the final conversion of this note.

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

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of June 30, 2025 and December 31, 2024, the conversion feature was valued at $0.

During the year ended December 31, 2024, Carolyn Merrill, loaned $4,000 to the Company for a note payable bearing interest at the rate of 10% per annum due on June 4, 2025. If unpaid at June 4, 2025, the interest rate increases to 12% per annum. Conversion if by agreement and paid with restricted stock will be with a 30% discount. Both methods are calculated using the lowest 3 closing prices during the 30 trading days preceding the request for conversion.

During the year ended December 31, 2024, Joe Ange III, loaned $4,000 to the Company for a note payable bearing interest at the rate of 10% per annum due on June 4, 2025. If unpaid at June 4, 2025, the interest rate increases to 12% per annum. Conversion if by agreement and paid with restricted stock will be with a 30% discount. Both methods are calculated using the lowest 3 closing prices during the 30 trading days preceding the request for conversion.

At June 30, 2025 and December 31, 2024, accrued interest payable on these notes was $28,628 and $21,285, respectively. Accrued interest payable is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. Interest expense for the three and six months ended June 30, 2025 and 2024 was $4,437 (2024: $2,144) and $7,344 (2024: $10,146), respectively.

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

During the year ended December 31, 2024, the Company approved a preferred stock dividend of 1 share preferred for every 1,000 common shares held by shareholders of record on November 25, 2024. 137,066 shares of preferred stock are due to be issued valued $2,741 based on the market value of $0.02 on November 25, 2024, and was included in stock payable at December 31, 2024. During May 2025, preferred shares totaling 152,673 were issued to satisfy the dividend declared in 2024.

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

Securities Issuances

Stock payable at June 30, 2025 consists of 35,037,747 preferred shares and 20,992,665 restricted common shares owed to members of the board of directors for directors’ fees and contract services. These shares were valued at $959,375 based on the fair value of the Company’s common stock at the date of board authorization. An additional 23,816,580 common shares were owed to various non-related vendors at June 30, 2025 valued at $330,274 based on the fair value of the Company’s common stock at the date of board authorization.

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

During the six months ended June 30, 2024, 1,200,000 shares of common stock were issued to convert $7,613 of a note payable, $2,967 of accrued interest and $1,420 of fees. The note was converted at a flat rate of $0.01. Market value at date of conversion was $0.0176 which produced a loss on debt settlement of $9,120. See Note 6.

During the six months ended June 30, 2025, 843,941 shares of common stock were issued to convert $10,831 of a note payable, $-0- of accrued interest and $1,457 of fees. The note was converted at an applicable conversion rate of $0.014560. Market value at date of conversion was $0.0343 which produced a loss on debt settlement of $16,700. See Note 6.

During the six months ended June 30, 2025 the Company issued 4,200,000 shares of common stock in exchange for 420,000,000 Dogecoin Cash Tokens.

Stock Compensation Plans

2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021. At June 30, 2025 and December 31, 2024, 44,425 shares were available for future issuance.

8. Commitments and Contingencies

Leases.

On April 12, 2022, PrestoCorp signed a lease in New York with Spaces for a two-year term at $2,590 per month expiring in April 2024. On April 12, 2024, PrestoCorp signed a new lease for (12) twelve months at $1,575 per month starting on May 1, 2024 and expiring on April 30, 2025.

Rent expense for the three and six months ended June 30, 2025 and 2024 was $4,968 (2024: $15,049) and $13,075 (2024: $24,169), respectively.

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of June 30, 2025, no claims are outstanding.

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

In April 2025, the Company became aware that MJ Harvest (a related party with common directors) was delisted from the OTC markets. The Company had advanced to MJ Harvest $75,055 in anticipation of its merger in 2022 and had been trying to collect on this advance. In April 2025, the Company has allowed for the $75,055 it had advanced to MJ Harvest, as the Company is unsure whether the advance will be paid back. The Company is going to continue in its efforts to try to collect on this advance.

10. Other Matters

Agreement with Bots, Inc.

On February 19, 2025, the Company entered into an agreement with Bots, Inc. to purchase 420,000,000 DogeCoin Cash tokens (token symbol: DOG). The Company’s Board of Directors approved the transaction on February 20, 2025. The transaction is closed on May 22, 2025.

Formation of MEME COINS Inc. and Agreement with Tipestry, Inc.

In the first quarter of 2025, the Company established a wholly owned subsidiary, MEME COINS Inc., to support its strategic initiatives in the digital asset sector. MEME COINS Inc. subsequently entered into an agreement with Tipestry, Inc. to acquire an additional 3,000,000,000 DogeCoin Cash tokens, to be paid for through the issuance of MEME COINS Inc. preferred shares. This transaction was completed on June 24, 2025.