Form 10-Q
period 2025-09-30
Dogecoin Cash, Inc.
filed 2025-11-12
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

☐ Yes ☒ No

The number of shares of the issuer’s Common Stock outstanding as of September 30, 2025 is 160,109,031.

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

Results of Operations

Three Months Ended September 30, 2025 compared with the Three Months Ended September 30, 2024

	Three Months Ended
	A	B	A-B
	September 30,	September 30,	Change	Change %
	2025	2024
REVENUE	$190,564	$189,121	$1,443	1%
Cost of revenues	68,615	70,249	(1,634)	(2)%
Cost of sales % of total sales	36%	37%	(1)%	(3)%
Gross profit	121,949	118,872	3,077	3%
Gross profit % of sales	64%	63%
EXPENSES
Professional fees	70,309	114,456	(44,147)	(39)%
Depreciation and amortization	301	301	––	––%
Wages and salaries	77,878	82,293	(4,415)	(5)%
Advertising	394	996	(602)	(60)%
General and administrative	120,236	102,673	17,563	17%
Total expenses	269,118	300,719	(31,601)	(11)%
NET LOSS FOR THE PERIOD FROM CONTINUING OPERATIONS	(147,169)	(181,847)	34,678	(19)%

Revenue for the three months ended September 30, 2025, increased 1% compared to the three months ended September 30, 2024. Cost of revenues as a percentage of sales decreased 2% between the periods. The increase in revenues was primarily attributable to a modest uptick in patient certifications through PrestoDoctor, driven by recent state-market expansions, new referral arrangements with retailers, and enhanced marketing initiatives. The demand for our services remained relatively consistent during the three months ended September 30, 2025, with revenues reflecting stable patient activity levels.

Nine Months Ended September 30, 2025 compared with the Nine Months Ended September 30, 2024

	Nine Months Ended
	A	B	A-B
	September 30,	September 30,	Change	Change %
	2025	2024
REVENUE	$567,501	$648,643	$(81,142)	(13)%
Cost of revenues	207,109	253,369	(46,260)	(18)%
Cost of sales % of total sales	36%	39%	(3)%	(7)%
Gross profit	360,392	395,274	(34,882)	(9)%
Gross profit % of sales	64%	61%
EXPENSES
Professional fees	149,221	263,690	(114,469)	(43)%
Depreciation and amortization	904	3,028	(2,124)	(70)%
Wages and salaries	227,295	293,373	(66,078)	(23)%
Advertising	2,893	8,928	(6,035)	(68)%
General and administrative	412,278	380,838	31,440	8%
Total expenses	792,591	949,857	(157,266)	(17)%
NET LOSS FOR THE PERIOD FROM CONTINUING OPERATIONS	(432,199)	(554,583)	122,384	(22)%

Revenue for the nine months ended September 30, 2025, decreased 13% compared to the nine months ended September 30, 2024. Cost of revenues as a percentage of sales decreased 18% between the periods. The decrease in revenues is primarily a result of the significant increase in competition for market share in the cannabis tele-medicine industry. This decrease in the demand for our service continued during the second quarter of 2025.

Total operating expenses decreased in September 30, 2025 compared with 2024 which trended down as did revenue in the current period. Decreases in professional fees, depreciation & amortization, wages and salaries, and advertising expenses. PrestoDoctor management salaries also decreased during the nine months ended September 30, 2025. PrestoDoctor wages and salaries decreased approximately $66,000, or 23%, to $227,295 for the nine months ended September 30, 2025, compared with $293,373 for the nine months ended September 30, 2024. The decrease primarily reflects lower staffing levels and continued cost-management efforts at PrestoDoctor, while management compensation remained generally consistent period over period.

Liquidity and Capital Resources

Cash used in operating activities was $36,658 in the nine months ended September 30, 2025. We ended the third quarter of 2025 with $29,978 in cash on hand.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $7,581,141 and $854,454, respectively, for the nine months ended September 30, 2025 and 2024 and had an accumulated deficit of $84,305,776 as of September 30, 2025. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2025

By:	/s/ David Tobias
David Tobias Principal Executive Officer Principal Financial Officer

DOGECOIN CASH, INC.

Contents

Page

FINANCIAL STATEMENTS - UNAUDITED – for the three and six months ended June 30, 2025 and 2024:

Condensed consolidated balance sheets	FS-2

Condensed consolidated statements of operations	FS-3

Condensed consolidated statements of changes in stockholders’ equity	FS-4

Condensed consolidated statements of cash flows	FS-5

Notes to condensed consolidated financial statements	FS-6 through FS-12

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$29,978	$34,934
Investment in equity securities, at fair value	750,000	317,100

Total Current Assets	779,978	352,034

Advances to related parties, net of allowance for bad debts	1,250	76,305
Property and equipment, net	1,958	2,163
Intangible assets, net	3,504	4,203
Goodwill	1,275,811	1,275,811

Total Assets	$2,062,501	$1,710,516

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$166,163	$149,480
Accrued interest - related parties	38,671	30,005
Fair value of convertible component in convertible loans	174,387	174,490
Convertible notes payable	183,270	177,736
Notes payable to related parties	234,683	184,038

Total Current Liabilities	797,174	715,749

Long-term liabilities
Stock payable	1,331,672	1,123,639

Total Liabilities	2,128,846	1,839,388

Commitments and contingencies (Notes 6 and 8)

Stockholders' Deficit
Preferred Stock $0.001 par value; 5,000,000 shares authorized; 4,652,675 and 4,500,000 shares issued and outstanding, respectively	4,653	4,500
Common stock $0.001 par value; 495,000,000 shares authorized; 160,109,031 and 143,903,923 shares issued and outstanding, respectively	160,108	143,904
Additional paid-in capital	82,337,934	82,229,325
Warrant Equity	18,702	-
Accumulated deficit	(84,305,776)	(83,816,573)

Total Cannabis Sativa, Inc. Stockholders' Deficit	(1,784,379)	(1,438,844)

Non-Controlling Interest	1,718,034	1,309,972

Total Stockholders' Deficit	(66,345)	(128,872)

Total Liabilities and Stockholders' Deficit	$2,062,501	$1,710,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Revenues	$190,564	$189,121	$567,501	$648,643

Cost of Revenues	68,615	70,249	207,109	253,369

Gross Profit	121,949	118,872	360,392	395,274

Operating Expenses
Professional fees	70,309	114,456	149,221	263,690
Depreciation and amortization	301	301	904	3,028
Wages and salaries	77,878	82,293	227,295	293,373
Advertising	394	996	2,893	8,928
General and administrative	120,236	102,673	412,278	380,838

Total Operating Expenses	269,118	300,719	792,591	949,857

Loss from Operations	(147,169)	(181,847)	(432,199)	(554,583)

Other Income and (Expenses)
Officer short swing profit repayment	18,557	-	18,557	-
Unrealized gain (loss) on investment	8,100	(7,500)	8,550	(15,000)
Loss on debt settlement	-	(44,406)	(16,700)	(52,182)
Loss on return of investment securities	-	-	-	(33,000)
Impairment expense - digital currency	-	-	(7,079,850)	-
Interest expense	(57,931)	(7,357)	(79,499)	(199,689)

Total Other Income and (Expenses), Net	(31,274)	(59,263)	(7,148,942)	(299,871)

Loss Before Income Taxes	(178,443)	(241,110)	(7,581,141)	(854,454)

Income Taxes	-	-	-	-

Net Loss for the Period	(178,443)	(241,110)	(7,581,141)	(854,454)

Loss for the period attributable to non-controlling interest - PrestoCorp and Meme Coins Inc.	(5,344)	(4,879)	(7,091,938)	(42,121)

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$(173,099)	$(236,231)	$(489,203)	$(812,333)

Net Loss for the Period per Common Share: Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic & Diluted	153,891,578	107,508,142	147,682,198	96,970,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 - UNAUDITED
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Warrant Equity	Accumulated Deficit	Non-controlling Interest - Prestocorp	Non-controlling Interest - Meme Coins Inc	Total

Balance - January 1, 2024	-	$-	88,814,037	$88,815	$81,392,196	$-	$(82,083,492)	$1,359,872	$-	$757,391
Net loss for the period	-	-	-	-	-	-	(200,273)	(22,295)	-	(222,568)

Balance - March 31, 2024	-	-	88,814,037	88,815	81,392,196	-	(82,283,765)	1,337,577	-	534,823

Common stock issued - notes payable conversion	-	-	2,580,159	2,580	25,993	-	-	-	-	28,573
Common stock issued for services in accounts payable	-	-	11,620,476	11,620	112,240	-	-	-	-	123,860
Net loss for the period	-	-	-	-	-	-	(375,830)	(14,946)	-	(390,776)

Balance - June 30, 2024	-	-	103,014,672	103,015	81,530,429	-	(82,659,595)	1,322,631	-	296,480

Common stock issued - note payable conversion	-	-	7,015,612	7,015	63,086	-	-	-	-	70,101
Net loss for the period	-	-	-	-	-	-	(236,231)	(4,879)	-	(241,110)

Balance - September 30, 2024	-	$-	110,030,284	$110,030	$81,593,515	$-	$(82,895,826)	$1,317,752	$-	$125,471

Balance - January 1, 2025	4,500,000	$4,500	143,903,921	$143,904	$82,229,325	$-	$(83,816,573)	$1,309,972	$-	$(128,872)
Net loss for the period	-	-	-	-	-	-	(104,108)	(3,256)	-	(107,364)

Balance - March 31, 2025	4,500,000	4,500	143,903,921	143,904	82,229,325	-	(83,920,681)	1,306,716	-	(236,236)

Common stock issued - notes payable conversion	-	-	843,941	844	28,103	-	-	-	-	28,947
Common stock issued - acquisition of DogeCoin Cash Tokens	-	-	4,200,000	4,200	-	-	-	-	-	4,200
Preferred stock of Subsidiary issued - acquisition of DogeCoin Cash Tokens	-	-	-	-	-	-	-	-	7,500,000	7,500,000
Preferred stock issued - dividend payable	152,673	153	-	-	2,588	-	-	-	-	2,741
Net loss for the period	-	-	-	-	-	-	(211,996)	(3,488)	(7,079,850)	(7,295,334)

Balance - June 30, 2025	4,652,673	4,653	148,947,862	148,948	82,260,016	-	(84,132,677)	1,303,228	420,150	4,318

Preferred Stock Dividend Issued	2	-	-	-	-	-	-	-	-	-
Value of Cashless Warrants Exercised	-	-	-	-	-	45,280	-	-	-	45,280
Common stock issued for services in stock payable	-	-	3,968,254	3,968	58,532	-	-	-	-	62,500
Common stock issued for exercised cashless warrants	-	-	7,192,913	7,192	19,386	(26,578)	-	-	-	-
Net loss for the period	-	-	-	-	-	-	(173,099)	(5,344)	-	(178,443)

Balance - September 30, 2025	4,652,675	$4,653	160,109,029	$160,108	$82,337,934	$18,702	$(84,305,776)	$1,297,884	$420,150	$(66,345)

	The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the nine months ended September 30,	2025	2024

Cash Flows From Operating Activities:
Net loss for the period	$(7,581,141)	$(854,454)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Allowance for bad debt	75,055	-
Unrealized (gain) loss on investments	(8,550)	15,000
Impairment expense - digital currency	7,079,850	-
Depreciation and amortization	904	3,028
Professional fee expense paid with note payable conversion	1,458	-
Loss on debt settlement	16,700	52,182
Loss on return of investment securities	-	33,000
Stock payable for services	273,274	390,631
Note payable issued for services	37,500	42,500
Officer short swing profit repayment	(18,557)	-
Warrant cost included in interest expense	45,280	-
Account payable converted to note payable	15,843	-
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	17,163	63,197
Fair value of convertible component in convertible loans	(103)	174,490
Accrued interest - related parties	8,666	2,026
Net Cash Used in Operating Activities	(36,658)	(78,400)

Cash Flows from Investing Activities:
Advances to related party	-	(1,250)
Net Cash Used in Investing Activities	-	(1,250)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	-	30,000
Proceeds from related parties notes payable, net	31,702	7,240
Net Cash Provided by Financing Activities	31,702	37,240

NET CHANGE IN CASH	(4,956)	(42,410)

CASH AT BEGINNING OF PERIOD	34,934	83,762

CASH AT END OF PERIOD	$29,978	$41,352

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities
Preferred shares issued for divided payable included in stock payable	$2,741	$-
Preferred shares of subsidiary issued in acquisition of digital currency	$7,500,000	$-
Common shares issued in acquisition of digital currency	$4,200	$-
Shares issued in consideration of convertible notes and interest payable - related parties	$-	$7,453
Shares issued in consideration of convertible notes payable	$28,947	$91,221
Convertible note issued for payable	$15,843	$86,022
Common stock issued for services in accounts payable	$-	$123,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

For the Nine Months Ended June 30, 2025 and 2024

1. Organization and Summary of Significant Accounting Policies

Nature of Business:

Dogecoin Cash Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc. On November 13, 2024, we changed our name to Dogecoin Cash, Inc.    We operate through several subsidiaries including:

·	PrestoCorp, Inc. (“PrestoCorp”)
·	DogeSPAC LLC
·	MEME COINS, Inc.
·	Wild Earth Naturals, Inc. (“Wild Earth”)
·	Kubby Patent and Licenses Limited Liability Company (“KPAL”)
·	Hi Brands, International, Inc. (“Hi Brands”)
·	Eden Holdings LLC (“Eden”).

PrestoCorp is a 51% owned subsidiary. DogeSPAC LLC, Meme Coins Inc., Wild Earth, KPAL, Hi Brands, and Eden are wholly owned subsidiaries. At September 30, 2025, and December 31, 2024, PrestoCorp is the sole operating subsidiary.

Our primary operations for the nine months ended September 30, 2025, were through PrestoCorp, which provides telemedicine online referral services for customers desiring medical marijuana cards in states where medical marijuana has been legalized. The Company is actively seeking new business opportunities for acquisition and is continually reviewing opportunities for product and brand development through our Wild Earth, Hi Brands, and KPAL subsidiaries.

Basis of Presentation

Operating results for the three and nine months ended September 30, 2025, may not be indicative of the results expected for the full year ending December 31, 2025. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2024, as filed with the United States Securities and Exchange Commission on April 16, 2025.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2025, and its results of operations, cash flows, and changes in stockholders’ equity for the three and nine months ended September 30, 2025. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of Dogecoin Cash, Inc. (the “Company” or “DOGP”), and its wholly-owned subsidiaries and PrestoCorp, a 51% owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

Going Concern:

The Company has an accumulated deficit of $84,305,776 at September 30, 2025, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the nine months ended September 30, 2025 and 2024, the Company has 1,954,543 and 3,708,929 outstanding warrants, respectively.  For the nine months ended September 30, 2025 and 2024, the Company has 4,652,675 and -0- shares of convertible preferred stock, respectively, that would be dilutive to future periods net income if converted.

Recently Issued Accounting Standards:

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,531,906)	(1,531,207)
Net Intangible Assets	$3,504	$4,203

Amortization expense for each of the three months ended September 30, 2025 and 2024 was $233. Amortization expense for the nine months ended September 30, 2025 and 2024 was $699 and $3,028, respectively.

Amortization of intangibles through 2029 is:

October 1, 2025 to September 30, 2026	$932
October 1, 2026 to September 30, 2027	932
October 1, 2027 to September 30, 2028	932
October 1, 2028 to September 30, 2029	708

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,734,391 as of September 30, 2025 and December 31, 2024. The balance of goodwill at September 30, 2025 and December 31, 2024 was $1,275,811.

3. Related Party Transactions

For the three and nine months ended September 30, 2025 and 2024 officers wages was $13,000 (2024: $9,000) and $35,395 (2024: $72,587), respectively.  For the three and nine months ended September 30, 2025 and 2024 board of director fees was $-0- (2024: $-0-) and $-0- (2024: $23,750), respectively.  The Company also had consulting contracts with David Tobias and Cathy Carroll as noted below.  At September 30, 2025 and December 31, 2024 the Company owed two (2) directors $18,750 for directors fees that are included in stock payable.

Historically, the Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

Consulting expense to David Tobias, the Company’s chief executive officer and director, for each of the three months ended September 30, 2025 and 2024 was $46,875. At September 30, 2025 and December 31, 2024, the Company owed Mr Tobias $609,375 and $468,750 in consulting services, and $25,000 in directors fees.

These are included in stock payable at September 30, 2025 and December 31, 2024 for a total of $634,375 and $493,750, respectively.

At September 30, 2025 and December 31, 2024 the Company owed the Estate of Brad Herr – prior chief financial officer $93,750 in consulting services, and $6,250, respectively in directors fees from his 2022 contract.  These are included in stock payable at September 30, 2025 and December 31, 2024 for a total of $100,000.

Consulting expense to Patrick Bilton, the Company’s chief operating officer for the three and nine months ended September 30, 2025 and 2024 was $-0- (2024: $28,125) and $-0- (2024: $84,375), respectively.  The last payment of these services was in June of 2022.  At September 30, 2025 and December 31, 2024 the Company owed Mr Bilton $253,125 in consulting services.  These are included in stock payable at September 30, 2025 and December 31, 2024.

Ms Carroll has a consulting agreement with the Company in the amount of $12,500, quarterly.  For each of the three and nine months ended September 30, 2025 and 2024 consulting expense was $12,500 and $37,500.  Director fees to Ms Carroll for the three and nine months ended September 30, 2025 and 2024 were $-0- (2024: $-0-) and $-0- (2024: $5,000), respectively.  Ms Carroll has elected that these payments increase her note payable each quarter.

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

During the nine months ended September 30, 2025, David Tobias, the Company’s chief executive officer and director, loaned money to the Company to pay expenses.  Note payable at September 30, 2025 was $24,932 bearing interest at the rate of 5% per annum due on December 31, 2025.

During the three months ended September 30, 2025, David Tobias had to repay the Company $18,557 of short swing profit.  This amount was deducted from his note payable and included in the statement of operations for the three and nine months ended September 30, 2025.

During the year ended December 31, 2024, the Company and Cathy Carroll, director, entered into a note payable for $60,000 for compensation due her for services. Ms. Carroll’s note bears interest at 5% per annum and is due December 31, 2024. During the nine months ended September 30, 2025 Ms. Carroll’s note was increased by her compensation of $12,500 for a total of $37,500.  At September 30, 2025 and December 31, 2024 the note payable balance was $201,750 and $164,250, respectively.

During the three and nine months ended September 30, 2025 and 2024, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 8% per annum in the amounts of $2,911 (2024: $586) and $8,666 (2024: $2,026), respectively.

The following tables reflect the related party note payable balances.

	Related party notes	Accrued interest	Total
	September 30, 2025
David Tobias, CEO & Director	$24,933	$19,145	$44,078
Cathy Carroll, Director	201,750	18,806	220,556
Trevor Reed, Director	8,000	720	8,720
Stock payable – Directors & Officers	1,006,250	-	1,006,250
Totals	$1,240,933	$38,671	$1,279,604

	Related party notes	Accrued interest	Total
	December 31, 2024
David Tobias, CEO & Director	$11,788	$18,712	$30,500
Cathy Carroll, Director	164,250	11,226	175,476
Trevor Reed, Director	8,000	67	8,067
Stock payable – Directors & Officers	865,625	-	865,625
Totals	$1,049,663	$30,005	$1,079,688

At September 30, 2025 and December 31, 2024, the Company has a balance due from MJ Harvest, Inc., with whom the Company had plans to merge, of $75,055, (see Note 8 and 11). The amount is included in advances to related party on the condensed consolidated balance sheets. The funds were advanced to MJ Harvest, Inc. to cover operating expenses.  In April 2025, the Company became aware that MJ Harvest (a related party with common directors) was delisted from the OTC markets.  The Company had advanced to MJ Harvest $75,055 in anticipation of its merger in 2022 and had been trying to collect on this advance.  In April 2025, the Company allowed for the $75,055 it had advanced to MJ Harvest, as the Company is unsure whether the advance will be paid back. The Company is going to continue in its efforts to try to collect on this advance.

The Company also has an advance to a director of $1,250 at September 30, 2025 and December 31, 2024 that is included in advances to related parties. The funds were advanced to the director to cover consulting services.

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG.  The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable. The fair value of the Company’s investment at September 30, 2025 and December 31, 2024 was $19,650 and $11,100 resulting in an unrealized gain (loss) of $8,100 (2024: ($7,500)) and $8,550 (2024: ($15,000))  for the change in fair value during the three and nine months ended September 30, 2025 and 2024, respectively.

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

45,000,000 × $0.00680 (common stock price on 11/13/24) = $306,000

Accordingly, the Company recorded the following journal entry:

Account	Debit	Credit
Investment in DogeSPAC LLC	$ 306,000
Series A Preferred Stock (par)		$ 4,500
Additional Paid in Capital		$ 301,500

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

On June 25, 2025, Meme Coins Inc., a 100% controlled subsidiary of Dogecoin Cash, Inc. entered into a definitive Digital Asset Purchase Agreement with Tipestry, Inc., a Delaware corporation. Pursuant to the agreement, Meme Coins agreed to acquire 3,000,000,000 Dogecoin Cash tokens (crypto symbol: DOG) in exchange for 375,000 shares of Meme Coins Inc.’s preferred stock. The preferred shares entitle the holder to one vote per share and are non-convertible unless authorized by the board of directors and approved by a majority of the outstanding Class A Preferred shareholders.  The par value of the preferred stock is $20 therefore the cost of the acquired Dogecoin cash tokens were valued at $7,500,000.  Due to the same factors of instability in the coin, the value of the coins were discounted by 95% to the lowest closing value of the coin from the acquisition to the end of the June 30th quarter which was $0.002801, which calculated to an impairment of the investment in the coins in the amount of $7,079,850 as reported in the statement of operations for the three and nine months ended September 30, 2025 attributable 100% to the non-controlling interest in Meme Coins Inc.

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

On October 1, 2024, 5,539 shares common stock which were issued that were shorted in the conversion on December 19, 2023. These were valued at $55 resulting in a loss on conversion of $55.

The note bears interest at 8% and has a term of one year when payment of principal and interest is due. If payment by S-8 shares the amount paid will be with a 10% discount, if by agreement and paid with restricted stock will be with a 30% discount. Both methods are calculated using the lowest 3 closing prices during the 30 trading days preceding the request for conversion.

The note value at September 30, 2025 and December 31, 2024 was $68,801.

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other Options. As of September 30, 2025 and December 31, 2024 the conversion feature was valued at $27,083.

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

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other options. As of September 30, 2025 and December 31, 2024, the conversion feature was valued at $147,304.

On May 22, 2024, the Company entered into an agreement with Quick Capital, LLC whereby the Company issued a convertible note with a principal amount of $33,333. The Company received $25,000 after loan costs of $5,000 and original issue discount of $3,333. The original issue discount is included in loss on debt settlement. The maturity date is nine months after the issue date, accruing interest at 12% per annum and can be converted after 180 days from date of issue at a fixed rate of $0.02 per share. On December 18, 2024, Quick Capital converted $23,024 of note payable plus interest of $2,159 and $1,457 fees into 6,837,782 shares of common stock.  The market value on December 18, 2024 was $0.01 or a market value of $68,378 which gave rise to a loss on conversion of $41,738.  On May 21, 2025, Quick Capital converted $10,831 of note payable plus fees of $1,457 into 843,941 shares of common stock.  The market value on May 21, 2025 was $0.0343 or a market value of $113,400 which gave rise to a loss on conversion of $16,700.  The note value at September 30, 2025 and December 31, 2024 was $-0- and $10,309, respectively. For the nine months ended September 30, 2025 the conversion feature was expensed to interest expense in the amount of $103 due to the final conversion of this note.

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

On August 19, 2025, the Company entered into an agreement with Colonial Stock Transfer Company, Inc., (“CSTC”) whereby the Company issued a convertible note to CSTC with a principal amount of $15,843.  The note bears interest at 10% and has a term of one year when payment of principal and interest is due. Conversion will be with a 25% discount and will be calculated using the lowest closing price during the 25 trading days preceding the request for conversion.

The Company accounted for both of the note in accordance with ASC 470-20, Debt with conversion and other Options. As of September 30, 2025 and December 31, 2024, the conversion feature was valued at $0.

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

At September 30, 2025 and December 31, 2024, accrued interest payable on these notes was $33,745 and $21,285, respectively. Accrued interest payable is included in accounts payable and accrued expenses on the condensed consolidated balance sheet. Interest expense for the three and nine months ended September 30, 2025 and 2024 was $5,116 (2024: $2,640) and $12,460 (2024: $12,786), respectively.

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

During the year ended December 31, 2024, the Company approved a preferred stock dividend of 1 share preferred for every 1,000 common shares held by shareholders of record on November 25, 2024.  137,066 shares of preferred stock are due to be issued valued $2,741 based on the market value of $0.02 on November 25, 2024, and was included in stock payable at December 31, 2024.  During May 2025, preferred shares totaling 152,675 were issued to satisfy the dividend declared in 2024.

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

Securities Issuances

Stock payable at September 30, 2025 consists of preferred shares and restricted common shares owed to members of the board of directors for directors’ fees and contract services. These shares were valued at $1,006,250 based on the fair value of the Company’s common stock at the date of board authorization.  An additional amount of common shares are owed to various non-related vendors at September 30, 2025 valued at $325,423 based on the fair value of the Company’s common stock at the date of board authorization.

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

During the nine months ended September 30, 2025, 843,941 shares of common stock were issued to convert $10,831 of a note payable, $-0- of accrued interest and $1,457 of fees.  The note was converted at an applicable conversion rate of $0.014560. Market value at date of conversion was $0.0343 which produced a loss on debt settlement of $16,700.  See Note 6.

During the nine months ended September 30, 2025 the Company issued 4,200,000 shares of common stock in exchange for 420,000,000 Dogecoin Cash Tokens.

During the nine months ended September 30, 2025 the Company issued 3,968,254 shares of common stock for services that were previously recorded in stock payable valued at $62,500.

During the nine months ended September 30, 2025 the Company issued 7,192,913 shares of common stock for exercised cashless warrants valued at $26,578.

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

This amount was subsequently increased to 2,000,000 shares on January 27, 2021.  At September 30, 2025 and December 31, 2024, 44,425 shares were available for future issuance.

8. Commitments and Contingencies

Leases.

On April 12, 2022, PrestoCorp signed a lease in New York with Spaces for a two-year term at $2,590 per month expiring in April 2024. On April 12, 2024, PrestoCorp signed a new lease for (12) twelve months at $1,575 per month starting on May 1, 2024 and expiring on April 30, 2025.

Rent expense for the three and nine months ended September 30, 2025 and 2024 was $6,216 (2024: $917) and $19,291 (2024: $25,806), respectively.

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of September 30, 2025, no claims are outstanding.

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