Form 10-K
period 2025-12-31
Dogecoin Cash, Inc.
filed 2026-03-27
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $2,617,808, based upon the closing price of the registrant’s common stock on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 28, 2026, there were 160,109,031 shares of the registrant’s common stock outstanding.

Holders of Record

As of February 28, 2026, there were approximately 71 holders of record of the registrant’s common stock.

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

None.

The Company does not incorporate by reference any portions of an annual report to security holders, proxy or information statement, or prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 into this Annual Report on Form 10-K.

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

Report Introduction

Dogecoin Cash, Inc. (the “Company”) is a technology and telehealth services company operating primarily through its majority-owned subsidiary, PrestoCorp, Inc., which provides online telehealth referral services connecting patients with licensed physicians in jurisdictions where medical cannabis evaluations are permitted under applicable state laws.

The Company also maintains strategic initiatives involving digital assets and blockchain-related technologies through subsidiaries including DogeSPAC LLC, Meme Coins, Inc., and Dogecoin Treasury, Inc.

This Annual Report on Form 10-K presents the Company’s audited consolidated financial statements and a discussion of its operations, financial condition, and strategic initiatives for the fiscal year ended December 31, 2025.

PART I

Item 1. Business

Overview

Dogecoin Cash, Inc. (the “Company”), formerly Cannabis Sativa, Inc. and previously Ultra Sun Corporation, was incorporated under the laws of the State of Nevada in November 2004.

The Company currently conducts its principal operations through its majority-owned subsidiary PrestoCorp, Inc., doing business as PrestoDoctor, which operates a telemedicine platform that connects patients with licensed physicians who conduct medical cannabis evaluations through secure video consultations in jurisdictions where such services are permitted under applicable state laws.

The Company provides the technology platform and administrative support that facilitate telemedicine consultations between patients and licensed physicians. The physicians who conduct medical cannabis evaluations through the PrestoDoctor platform are independent medical professionals who are responsible for the medical services they provide to patients in accordance with applicable state laws and professional standards.

The Company’s primary operating activity is the provision of telemedicine services through the PrestoDoctor platform. References to digital assets or related technology initiatives relate to exploratory or ancillary activities conducted through subsidiaries and do not represent the Company’s principal source of revenue.

The Company is not affiliated with, endorsed by, or otherwise associated with the cryptocurrency known as “Dogecoin” or any related digital asset project, and the Company does not issue or sponsor any cryptocurrency.

Business Model

The Company operates a technology-enabled telemedicine platform that facilitates medical cannabis evaluations conducted by licensed physicians where permitted by applicable state laws.

Patients schedule consultations through the PrestoDoctor platform and are connected with licensed physicians who conduct telemedicine consultations remotely using secure online technology.

The Company generates substantially all of its revenue from telemedicine consultation services facilitated through the PrestoDoctor platform.

Asset-Light Platform Model

The Company operates using an asset-light platform model in which telemedicine services are facilitated through digital infrastructure rather than through ownership of physical clinic locations or healthcare facilities.

The PrestoDoctor platform connects patients with licensed physicians through secure proprietary online technology, enabling telemedicine consultations to occur remotely in jurisdictions where permitted by applicable state laws.

Corporate Strategy

The Company’s strategy is to continue expanding its telemedicine platform while maintaining a capital-efficient operating structure.

The Company also maintains intellectual property assets and evaluates technology initiatives through subsidiaries including Dogecoin Treasury Inc., Dogespac LLC, and Meme Coins Inc.

Intellectual Property

The Company maintains cannabis-related intellectual property through Kubby Patent and Licenses, LLC.

This intellectual property includes:

• the Ecuadorian Sativa cannabis strain plant patent (CTA)
• a patent relating to a method of treating hypertension using a cannabinoid-containing lozenge delivery system.

While the Company maintains certain cannabis-related intellectual property assets, substantially all current revenues are generated from telemedicine consultation services facilitated through the PrestoDoctor platform.

Corporate Structure

The Company conducts its operations through a combination of operating and strategic subsidiaries.

Operating Subsidiary

• PrestoCorp, Inc. – telemedicine services conducted through the PrestoDoctor platform.

Strategic and Technology Subsidiaries

• Dogecoin Treasury, Inc. – technology initiative and digital asset treasury activities

• DogeSPAC LLC – digital asset acquisition entity

• Meme Coins, Inc. – digital asset investment subsidiary

Other Subsidiaries

• Kubby Patent and Licenses, LLC – intellectual property

• Eden Holdings LLC – trademark holdings

• Wild Earth Naturals, Inc. – inactive subsidiary

• Hi Brands International, Inc. – inactive subsidiary

Certain subsidiaries, including DogeSPAC LLC, Meme Coins, Inc., and Dogecoin Treasury, Inc., support the Company’s digital asset acquisition, investment, and treasury management initiatives.

Operating Segments

The Company currently operates primarily through a single reportable operating segment consisting of telemedicine services conducted through PrestoCorp, Inc.

Facilities

The Company maintains its principal executive office at:

355 West Mesquite Boulevard

Suite C70

Mesquite, Nevada 89027

The office space is utilized pursuant to a rental arrangement.

Many administrative functions of the Company are conducted remotely.

PrestoCorp, Inc. maintains office space in New York used for operational and administrative support.

The office space is utilized pursuant to a month-to-month rental arrangement.

Competition

The Company competes with other telemedicine platforms and healthcare technology providers offering remote consultation services.

Many competitors may have greater financial resources, larger physician networks, and more extensive technology infrastructure.

Government Regulation

Telemedicine services are subject to federal and state laws governing healthcare delivery, telemedicine practice, and patient privacy.

The physicians who conduct consultations through the PrestoDoctor platform are responsible for complying with applicable professional licensing and regulatory requirements.

Telemedicine services in the United States are subject to federal and state laws and regulations governing healthcare services, telemedicine practice, and the protection of patient information. These laws and regulations may include state licensing requirements applicable to physicians, telehealth practice standards, and privacy and data protection laws such as the Health Insurance Portability and Accountability Act (“HIPAA”). The Company’s telemedicine platform facilitates consultations between patients and licensed physicians and relies on third-party technology infrastructure and healthcare professionals operating in accordance with applicable state regulatory frameworks.

The physicians who conduct medical cannabis evaluations through the PrestoDoctor platform are independent medical professionals who are responsible for the medical services they provide to patients in accordance with applicable state laws and professional standards. The Company provides the technology platform and administrative support that facilitate these telemedicine consultations.

Although the Company holds certain cannabis-related intellectual property and may evaluate potential licensing opportunities in jurisdictions where cannabis activities are permitted under applicable state laws, the Company does not currently cultivate, distribute, or sell cannabis products.

Cannabis remains classified as a Schedule I controlled substance under the federal Controlled Substances Act (“CSA”). While a number of states have adopted laws permitting medical or adult-use cannabis activities under state regulatory frameworks, such activities remain illegal under federal law. As a result, any future activities involving cannabis-related products or licensing arrangements could be subject to regulatory uncertainty and legal risks. The Company intends to comply with applicable federal, state, and local laws in jurisdictions in which it conducts business.

The Company’s current operations consist primarily of telemedicine services conducted through the PrestoDoctor platform and do not involve the cultivation, manufacture, or sale of cannabis products.

Item 1A. Risk Factors

The Company faces various risks including:

• dependence on telemedicine revenue

• regulatory changes affecting telemedicine or medical cannabis programs

• competition from larger telemedicine providers

• reliance on third-party physicians

• potential need for additional capital.

Regulation of Telemedicine and Physician Licensing May Affect Our Operations

The Company’s telemedicine services are subject to state laws and regulations governing the practice of medicine, telemedicine, and physician licensing. Physicians providing consultations through the PrestoDoctor platform must comply with applicable state medical licensing requirements and telemedicine regulations in the jurisdictions where patients are located. Changes in state laws, regulations, or enforcement policies related to telemedicine, medical cannabis evaluations, or physician licensing could affect the ability of physicians to provide services through the Company’s platform or increase compliance costs. Any such changes could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company relies on information technology systems and third-party service providers to operate its telemedicine platform.

Management maintains processes designed to identify and manage cybersecurity risks associated with these systems.

As of the date of this report, the Company is not aware of any cybersecurity incidents that have materially affected its operations.

Item 2. Properties

The Company maintains its principal executive office in Mesquite, Nevada as described above.

Many administrative functions are conducted remotely through virtual office arrangements.

Item 3. Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following information relates solely to the Company’s common stock, par value $0.001 per share, which is the only class of the Company’s equity securities quoted for trading.

Market Information

The Company’s common stock is quoted on the OTCQB Venture Market under the symbol DOGP.

Trading in securities quoted on the OTCQB Venture Market may involve limited liquidity compared with securities listed on national securities exchanges.

Holders of Record

As of February 28, 2026, there were approximately 71 holders of record of the Company’s common stock.

This number does not include beneficial owners whose shares are held in street name through brokerage firms or other nominees.

Dividend Policy

The Company has not declared or paid cash dividends on its common stock and does not currently anticipate paying cash dividends in the foreseeable future.

The Company intends to retain future earnings to support business development and operations.

As previously disclosed, the Company effected a distribution of digital asset-linked units to shareholders of record based on a record date of December 22, 2025, payable pro rata on January 7, 2026, pursuant to a corporate action announced by FINRA on January 8, 2026.

The units were distributed as a special shareholder distribution and were not issued in exchange for cash consideration.

Each unit represents a beneficial interest in one (1) Dogecoin Cash blockchain token.

The Units do not represent additional shares of the Company’s common stock and are separate from the Company’s common or preferred equity securities. The units are not cryptocurrencies or blockchain tokens issued by the Company. The distribution of the units did not result in the issuance of additional equities or debt of the Company’s common or preferred stock and did not affect the number of shares of common or preferred stock outstanding. The tokens may not be withdrawn by the unit holders until on or after January 7, 2027.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the year ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Dogecoin Cash Inc. operates primarily through its majority-owned subsidiary PrestoCorp, Inc., which conducts telemedicine services through the PrestoDoctor platform.

The Company generates substantially all of its revenue from telemedicine consultation services facilitated through the PrestoDoctor platform.

Digital Asset Initiatives

The Company maintains certain digital asset and blockchain-related initiatives through subsidiaries including DogeSPAC LLC, Meme Coins, Inc., and Dogecoin Treasury, Inc. These activities currently represent exploratory or strategic initiatives and do not constitute a significant source of the Company’s revenue or operating cash flows. The Company’s principal operating business remains the provision of telemedicine services through its majority-owned subsidiary PrestoCorp, Inc.

Results of Operations

Year Ended December 31, 2025 compared with the Year Ended December 31, 2024

	Years Ended
	A	B	A-B
	December 31,	December 31,	Change	Change %
	2025	2024
REVENUE	$738,907	$802,704	$(63,797)	(8)%
Cost of revenues	265,704	310,620	(44,916)	(14)%
Cost of sales % of total sales	36%	39%	(3)%	(7)%
Gross profit	473,203	492,084	(18,881)	(4)%
Gross profit % of sales	64%	61%
EXPENSES
Professional fees	192,806	309,397	(126,591)	(40)%
Depreciation and amortization	1,182	3,329	(2,147)	(64)%
Wages and salaries	294,328	364,949	(70,621)	(19)%
Advertising	3,758	12,268	(8,510)	(69)%
General and administrative	527,832	484,612	42,462	9%
Total expenses	1,019,906	1,174,555	(165,407)	(14)%
NET LOSS FROM CONTINUING OPERATIONS	(546,703)	(682,471)	146,526	(21)%

Revenue for the fiscal year ended December 31, 2025 decreased 8% compared to the year ended December 31, 2024. Cost of revenues as a percentage of sales decreased 14% between the years. The reason for the decrease is there is a significant increase in competition for market share in the cannabis tele-medicine industry.

Total operating expenses decreased 14% in 2025 compared with 2024 which trended down as did revenue in the current year. Decreases in professional fees, depreciation and amortization, wages and salaries, and advertising expenses. Depreciation and amortization decreased due to patents becoming fully amortized. Advertising costs were reduced by taking a more focused approach to our target markets. PrestoDoctor salaries decreased with an effort to consolidate and reduce employees and officers reducing their salaries. Professional fees decreased due to a  decrease in legal and accounting. General and administrative expenses increased due to $75,055 in bad debts and an increase in web costs.

Revenue is derived primarily from telemedicine consultation services conducted through the PrestoDoctor platform.

Operating expenses consist primarily of:

• platform development

• physician network support

• professional fees

• marketing and administrative expenses.

Liquidity and Capital Resources

Cash used in operating activities was $39,583 in 2025 compared to $107,671 in 2024. In 2025, financing activities provided $34,202 compared to $60,092 in 2024. We ended 2025 with $29,553 in cash on hand.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net loss of $10,043,831 and $1,780,240 respectively, for the years ended December 31, 2025, and 2024 and had an accumulated deficit of $84,389,964 as of December 31, 2025. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

The Company has historically funded operations through telemedicine revenues and financing transactions.

Future expansion of the Company’s operations may require additional capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company qualifies as a smaller reporting company and is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are included beginning on page [F-1].

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed with the Securities and Exchange Commission is recorded, processed, summarized, and reported within required time periods.

Management evaluated the effectiveness of these controls as of the end of the reporting period and concluded that the Company’s disclosure controls and procedures were effective.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10 through 14 of Part III of this Annual Report on Form 10-K is provided below.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the Company’s directors and executive officers as of the most recent practicable date, including their respective ages and positions with the Company.

Name	Age	Position
David M. Tobias	74	President, Chief Executive Officer and Chairman
Catherine J. Carroll	86	Treasurer and Director
Trevor Reed	62	Director
Robert Tankson	39	Director

Directors are elected at the Company’s annual meeting of shareholders and serve until their successors are elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Biographical information for each director and executive officer is set forth below.

Directors and Executive Officers — Business Experience

The following paragraphs set forth certain information regarding the members of the Company’s Board of Directors and executive officers. The Board of Directors has concluded that each director should serve as a director of the Company based on such person’s experience, qualifications, attributes, and skills, including those described below.

David M. Tobias

David M. Tobias has served as President and Chief Executive Officer of the Company since 2016 and as Chairman of the Board since 2025. Mr. Tobias has extensive experience in corporate management, strategic planning, and the management of public companies. He also serves as an executive officer of Nuclear Diamond Batteries, Inc., a publicly traded company, and was appointed by the board of directors of that company on an interim basis following the unexpected death of its then-President, John Lee. Mr. Tobias’s experience in public company leadership, capital markets, and corporate strategy provides valuable insight into the Company’s operations and long-term growth initiatives, which the Board believes qualifies him to serve as a director of the Company.

Catherine J. Carroll

Catherine J. Carroll has served as a director of the Company since 2014 and currently serves as Treasurer of the Company. Ms. Carroll has experience in corporate administration and financial operations and also serves as Chief Financial Officer and a director of Nuclear Diamond Batteries, Inc., a publicly traded company. Ms. Carroll’s experience in financial administration, accounting oversight, and corporate operations provides valuable perspective on the Company’s financial reporting and administrative functions, which the Board believes qualifies her to serve as a director of the Company.

Trevor Reed

Trevor Reed has served as a director of the Company since 2016. Mr. Reed has experience in business development and strategic advisory roles. The Board believes Mr. Reed’s experience in business development and strategic advisory roles qualifies him to serve as a director of the Company.

Robert Tankson

Robert Tankson has served as a director of the Company since 2020. Mr. Tankson has experience in corporate operations and management and is a founder and Chief Operating Officer of PrestoDoctor, a telehealth platform in which the Company holds a controlling ownership interest. The Board believes Mr. Tankson’s operational experience in healthcare technology and telemedicine qualifies him to serve as a director of the Company.

Board of Directors and Corporate Governance

The Board of Directors is responsible for oversight of the Company’s business affairs and the management of the Company’s strategic direction.

The Board of Directors has determined that Trevor Reed qualifies as an independent director under independence standards commonly used by national securities exchanges. In making this determination, the Board considered all relevant facts and circumstances, including the absence of any material relationship between Mr. Reed and the Company or its management that would interfere with the exercise of independent judgment.

Board Committees

The Board of Directors has established an Audit Committee to assist the Board in fulfilling its oversight responsibilities. The Board of Directors has not established separate compensation or nominating committees, and the functions typically performed by such committees are performed by the Board of Directors as a whole.

Audit Committee

The Company has established an Audit Committee consisting of David M. Tobias and Catherine J. Carroll. The Audit Committee is responsible for overseeing the Company’s accounting and financial reporting processes, internal controls, and the audit of the Company’s financial statements.

The Audit Committee reviews the scope and results of the annual audit and discusses financial reporting matters with management and the Company’s independent registered public accounting firm.

The Board of Directors has not determined that any member of the Audit Committee qualifies as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K.

The Company intends to appoint additional independent directors as the Company grows.

Board Leadership Structure and Risk Oversight

The Company’s Chief Executive Officer, David M. Tobias, also serves as Chairman of the Board. The Board believes that this leadership structure is appropriate given the Company’s size, stage of development, and leadership experience.

The Board of Directors is responsible for overseeing the Company’s risk management processes. Management identifies and manages risks facing the Company, while the Board exercises oversight as part of its overall supervision of the Company’s business and affairs.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its directors, officers, and employees, including its principal executive officer and principal financial officer, designed to promote honest and ethical conduct and compliance with applicable laws and regulations. The Company intends to disclose any amendments to, or waivers from, the Code of Ethics in accordance with applicable SEC rules.

Director Nominations

The Company does not have a standing nominating committee. Director nominees are selected by the Board of Directors, which considers factors including experience, qualifications, and the ability to contribute to the Company’s strategic direction.

Item 11. Executive Compensation

The following table sets forth certain information regarding compensation paid or accrued by the Company to its principal executive officer for the fiscal years ended December 31, 2025 and 2024.

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
David M. Tobias, CEO	2025	$187,500	-	-	-	-	$180,000
David M. Tobias, CEO	2024	$187,500	-	-	-	-	$180,000
Catherine J. Carroll, Treasurer	2025	$50,000	-	-	-	-	$50,000

Compensation to officers may be paid in cash, equity securities, or promissory notes approved by the Board of Directors and may be paid irregularly depending on the Company’s financial condition.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 15, 2026 (the most recent practicable date) by (i) each person known by the Company to beneficially own more than five percent of its outstanding common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and generally includes shares over which a person has voting or investment power. Except as otherwise indicated in the footnotes below, the Company believes that each person named in the table has sole voting and investment power with respect to the shares beneficially owned.

Percentages are based on 160,109,031 shares of the Company’s common stock outstanding as of March 15, 2026.

Beneficial Owners of More Than Five Percent

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares
David M. Tobias	25,530,049	15.9%

The following table also includes the beneficial ownership of each director and executive officer of the Company.

Directors and Executive Officers

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares
David M. Tobias	25,530,049	15.9%
Catherine J. Carroll(1)	4,451,707	2.8%
Trevor Reed	2,260,927	1.4%
Robert Tankson	0	0%
Directors and Executive Officers as a Group (4 persons)	32,242,683	20.1%

Footnotes

(1)Includes 136,068 shares held by Carroll’s Consulting LLC, an entity controlled by Ms. Carroll.

Nuclear Diamond Batteries, Inc. (formerly Weed Growth Fund, Inc.) beneficially owns shares of the Company’s common stock; however, those shares are not included in the beneficial ownership of Mr. Tobias or Ms. Carroll because voting and investment control over those securities is exercised by the board of directors of Nuclear Diamond Batteries, Inc.

Item 14. Principal Accounting Fees and Services

Fee Category	2025	2024
Audit Fees	$15,000	$15,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

The Company utilizes an independent accounting consultant to assist management in preparing financial statements in accordance with generally accepted accounting principles (GAAP) for presentation to the Company’s independent registered public accounting firm. Compensation for these services may be paid in cash, equity securities, or other instruments approved by the Board of Directors. Management remains responsible for the preparation and fair presentation of the Company’s financial statements.

The Board of Directors reviews and approves all services provided by the Company’s independent registered public accounting firm.

The information contained in this Part III is intended to satisfy the disclosure requirements of Items 10 through 14 of Regulation S-K under the Securities Exchange Act of 1934.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The exhibits filed as part of this report are listed in the Exhibit Index.

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dogecoin Cash, Inc.
(Registrant)

Dated: March 27, 2026	By:	/s/ David Tobias
David Tobias
Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer and
Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2026	By:	/s/ David Tobias
David Tobias
Chief Executive Officer, Chief
Financial Officer and Director
(Principal Executive Officer and
Principal Financial Officer)

Dated: March 27, 2026	By:	/s/ Catherine Carroll
Catherine Carroll
Director

Dated: March 27, 2026	By:	/s/ Trevor Reed
Trevor Reed
Director

Dated: March 27, 2026	By:	/s/ Robert N. Tankson III
Robert N. Tankson III
Director

DOGECOIN CASH, INC.

Contents

Page

FINANCIAL STATEMENTS - for the years ended December 31, 2025 and 2024:

Condensed consolidated balance sheets	F-4

Condensed consolidated statements of operations	F-5

Condensed consolidated statements of changes in stockholders’ equity	F-6

Condensed consolidated statements of cash flows	F-8

Notes to condensed consolidated financial statements	F-9 through F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Dogecoin Cash Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dogecoin Cash Inc. (the “Company”) as of December 31st, 2025, and the related statements of income, stockholders’ equity, and cash flows for the year then ended, including the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31st, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board and are required to be independent with respect to the Company in accordance with the applicable U.S. federal securities laws and the rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement, examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements, and evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that:

1.Relate to accounts or disclosures that are material to the financial statements, and

2.Involved especially challenging, subjective, or complex auditor judgment.

We determined that there are no critical audit matters.

Report on Internal Control over Financial Reporting

We have also audited, in accordance with the standards of the PCAOB, the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (COSO), and our report dated March 20th, 2026, expressed unqualified opinion.

Asesoría Global, S.A.

PCAOB ID: 7184

We have served as the Company’s auditor since 2024.

Guatemala City, Guatemala

March 20, 2026

DOGECOIN CASH, INC.

CONSOLIDATED BALANCE SHEETS

December 31,	2025	2024
ASSETS
Current Assets
Cash	$29,553	$34,934
Investment in equity securities, at fair value	915,310	317,100

Total Current Assets	944,863	352,034

Advances to related parties, net of allowance for bad debts	1,250	76,305
Property and equipment, net	1,912	2,163
Intangible assets, net	3,271	4,203
Goodwill	1,275,811	1,275,811

Total Assets	$2,227,107	$1,710,516

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$190,469	$149,480
Accrued interest - related parties	42,286	30,005
Fair value of convertible component in convertible loans	174,387	174,490
Convertible notes payable	183,270	177,736
Notes payable to related parties	249,683	184,038

Total Current Liabilities	840,095	715,749

Long-term liabilities
Stock payable	1,416,047	1,123,639

Total Liabilities	2,256,142	1,839,388

Commitments and contingencies (Notes 6 and 8)

Stockholders' Deficit
Preferred Stock $0.001 par value; 5,000,000 shares authorized; 4,652,675 and 4,500,000 shares issued and outstanding, respectively	4,653	4,500
Common stock $0.001 par value; 495,000,000 shares authorized; 160,109,031 and 143,903,923 shares issued and outstanding, respectively	160,108	143,904
Additional paid-in capital	82,337,934	82,229,325
Warrant Equity	18,702	-
Accumulated deficit	(84,389,964)	(83,816,573)

Total Dogecoin Cash Inc. Stockholders' Deficit	(1,868,567)	(1,438,844)

Non-Controlling Interest	1,839,532	1,309,972

Total Stockholders' Deficit	(29,035)	(128,872)

Total Liabilities and Stockholders' Deficit	$2,227,107	$1,710,516

The accompanying notes are an integral part of these consolidated financial statements.

DOGECOIN CASH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2025	2024

Revenues	$738,907	$802,704

Cost of Revenues	265,704	310,620

Gross Profit	473,203	492,084

Operating Expenses
Professional fees	192,806	319,397
Depreciation and amortization	1,182	3,329
Wages and salaries	294,328	364,949
Advertising	3,758	12,268
General and administrative	527,832	485,370

Total Operating Expenses	1,019,906	1,185,313

Loss from Operations	(546,703)	(693,229)

Other Income and (Expenses)
Officer short swing profit repayment	18,557	-
Unrealized gain (loss) on investment	45,900	(21,900)
Impairment of goodwill	-	(500,000)
Loss on debt settlement	(16,700)	(314,147)
Loss on return of investment securities	-	(33,000)
Impairment expense - digital currency	(9,451,890)	-
Interest expense	(92,995)	(217,964)

Total Other Income and (Expenses), Net	(9,497,128)	(1,087,011)

Loss Before Income Taxes	(10,043,831)	(1,780,240)

Income Taxes	-	-

Net Loss	(10,043,831)	(1,780,240)

Loss attributable to non-controlling interest - PrestoCorp and Meme Coins Inc.	(9,470,440)	(49,900)

Net Loss Attributable To Cannabis Sativa, Inc.	$(573,391)	$(1,730,340)

Net Loss per Common Share: Basic & Diluted	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding:
Basic & Diluted	150,814,441	103,944,738

The accompanying notes are an integral part of these consolidated financial statements.

DOGECOIN CASH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Common Stock					Non-controlling	Non-controlling
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Warrant Equity	Accumulated Deficit	Interest - Prestocorp	Interest - Meme Coins Inc	Total

Balance - January 1, 2024	-	$-	88,814,037	$88,815	$81,392,196	$-	$(82,083,492)	$1,359,872	$-	$757,391
Net loss for the period	-	-	-	-	-	-	(200,273)	(22,295)	-	(222,568)

Balance - March 31, 2024	-	-	88,814,037	88,815	81,392,196	-	(82,283,765)	1,337,577	-	534,823

Common stock issued - notes payable conversion	-	-	2,580,159	2,580	25,993	-	-	-	-	28,573
Common stock issued for services in accounts payable	-	-	11,620,476	11,620	112,240	-	-	-	-	123,860
Net loss for the period	-	-	-	-	-	-	(375,830)	(14,946)	-	(390,776)

Balance - June 30, 2024	-	-	103,014,672	103,015	81,530,429	-	(82,659,595)	1,322,631	-	296,480

Common stock issued - note payable conversion	-	-	7,015,612	7,015	63,086	-	-	-	-	70,101
Net loss for the period	-	-	-	-	-	-	(236,231)	(4,879)	-	(241,110)

Balance - September 30, 2024	-	-	110,030,284	110,030	81,593,515	-	(82,895,826)	1,317,752	-	125,471

Common stock issued - notes payable conversion			33,873,637	33,874	334,310	-	-	-	-	368,184
Preferred stock issued for acquisition of DogeSPAC LLC	4,500,000	4,500	-	-	301,500	-	-	-	-	306,000
Preferred Dividend	-	-	-	-	-	-	(2,741)	-	-	(2,741)
Net loss for the period	-	-	-	-	-	-	(918,006)	(7,780)	-	(925,786)

Balance - December 31, 2024	4,500,000	$4,500	143,903,921	$143,904	$82,229,325	$-	$(83,816,573)	$1,309,972	$-	$(128,872)

Balance - January 1, 2025	4,500,000	$4,500	143,903,921	$143,904	$82,229,325	$-	$(83,816,573)	$1,309,972	$-	$(128,872)
Net loss for the period	-	-	-	-	-	-	(104,108)	(3,256)	-	(107,364)

Balance - March 31, 2025	4,500,000	4,500	143,903,921	143,904	82,229,325	-	(83,920,681)	1,306,716	-	(236,236)

Common stock issued - notes payable conversion	-	-	843,941	844	28,103	-	-	-	-	28,947

Common stock issued - acquisition of DogeCoin Cash Tokens	-	-	4,200,000	4,200	-	-	-	-	-	4,200
Preferred stock of subsidiary issued - acquisition of DogeCoin Cash Tokens	-	-	-	-	-	-	-	-	7,500,000	7,500,000
Preferred stock issued - dividend payable	152,673	153	-	-	2,588	-	-	-	-	2,741
Net loss for the period	-	-	-	-	-	-	(211,996)	(3,488)	(7,079,850)	(7,295,334)

Balance - June 30, 2025	4,652,673	4,653	148,947,862	148,948	82,260,016	-	(84,132,677)	1,303,228	420,150	4,318

Preferred stock dividend issued	2	-	-	-	-	-	-	-	-	-
Value of cashless warrants exercised	-	-	-	-	-	45,280	-	-	-	45,280
Common stock issued for services in stock payable	-	-	3,968,254	3,968	58,532	-	-	-	-	62,500
Common stock issued for exercised cashless warrants	-	-	7,192,913	7,192	19,386	(26,578)	-	-	-	-
Net loss for the period	-	-	-	-	-	-	(173,099)	(5,344)	-	(178,443)

Balance - September 30, 2025	4,652,675	4,653	160,109,029	160,108	82,337,934	18,702	(84,305,776)	1,297,884	420,150	(66,345)

Preferred stock of subsidiary issued - acquisition of DogeCoin Cash Tokens	-	-	-	-	-	-	-	-	2,500,000	2,500,000
Net loss for the period	-	-	-	-	-	-	(84,188)	(6,462)	(2,372,040)	(2,462,690)

Balance - December 31, 2025	4,652,675	$4,653	160,109,029	$160,108	$82,337,934	$18,702	$(84,389,964)	$1,291,422	$548,110	$(29,035)

	The accompanying notes are an integral part of these consolidated financial statements.

DOGECOIN CASH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2025	2024

Cash Flows From Operating Activities:
Net loss	$(10,043,831)	$(1,780,240)
Adjustments to reconcile net loss to net cash
used in operating activities:
Allowance for bad debt	75,055	-
Unrealized (gain) loss on investments	(45,900)	21,900
Impairment of goodwill	-	500,000
Impairment expense - digital currency	9,451,890	-
Depreciation and amortization	1,182	3,329
Professional fee expense paid with note payable conversion	1,458	-
Loss on debt settlement	16,700	314,147
Loss on return of investment securities	-	33,000
Stock payable for services	357,649	468,756
Note payable issued for services	50,000	55,000
Officer short swing profit repayment	(18,557)	-
Warrant cost included in interest expense	45,280	-
Account payable converted to note payable	15,843	-
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	41,470	88,950
Fair value of convertible component in convertible loans	(103)	174,490
Accrued interest - related parties	12,281	12,998
Net Cash Used in Operating Activities	(39,583)	(107,670)

Cash Flows from Investing Activities:
Advances to related party	-	(1,250)
Net Cash Used in Investing Activities	-	(1,250)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	-	38,000
Proceeds from related parties notes payable, net	34,202	22,092
Net Cash Provided by Financing Activities	34,202	60,092

NET CHANGE IN CASH	(5,381)	(48,828)

CASH AT BEGINNING OF YEAR	34,934	83,762

CASH AT END OF YEAR	$29,553	$34,934

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities
Preferred shares issued for divided payable included in stock payable	$2,741	$-
Preferred shares of subsidiary issued in acquisition of digital currency	$10,000,000	$-
Common shares issued in acquisition of digital currency	$4,200	$-
Shares issued in consideration of convertible notes and interest payable - related parties	$-	$7,453
Shares issued in consideration of convertible notes payable	$28,947	$456,530
Convertible note issued for payable	$15,843	$86,022
Common stock issued for services in accounts payable	$-	$123,860

The accompanying notes are an integral part of these consolidated financial statements.

DOGECOIN CASH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

1. Organization and Summary of Significant Accounting Policies

Nature of Business:

Dogecoin Cash Inc. (the “Company,” “us”, “we” or “our”) was incorporated as Ultra Sun Corp. under the laws of Nevada in November 2004.  On November 13, 2013, we changed our name to Cannabis Sativa, Inc. On November 13, 2024, we changed our name to Dogecoin Cash, Inc.

The Company conducts its operations through several subsidiaries, including the following:

Operating Subsidiary

PrestoCorp, Inc. – a 51% owned subsidiary that represents the Company’s primary operating business and provides telehealth referral services through the PrestoDoctor platform.

Digital Asset and Technology Subsidiaries

Dogecoin Treasury, Inc. – digital asset treasury and blockchain-related initiatives

DogeSPAC LLC – digital asset acquisition entity

Meme Coins, Inc. – digital asset investment subsidiary

Other Wholly Owned Subsidiaries

Kubby Patents and Licenses, LLC – intellectual property holdings

Eden Holdings LLC – trademark holdings

Wild Earth Naturals, Inc. – inactive subsidiary

Hi Brands International, Inc. – inactive subsidiary

Certain subsidiaries, including DogeSPAC LLC, Meme Coins, Inc., and Dogecoin Treasury, Inc., support the Company’s digital asset acquisition, investment, and treasury management initiatives.

PrestoCorp, Inc.  provides telehealth referral services through an online platform that connects patients with licensed physicians in jurisdictions where medical cannabis programs are authorized under applicable state law. Physicians utilizing the platform operate independently and make medical determinations in accordance with applicable state laws and professional medical standards. The Company does not cultivate, distribute, manufacture, or dispense cannabis products and does not participate in the sale of cannabis.

The Company’s telehealth platform is designed to comply with applicable privacy and healthcare regulations, including the Health Insurance Portability and Accountability Act (“HIPAA”).

Dogecoin Treasury, Inc. is a wholly owned subsidiary of the Company that was formed to hold and manage certain digital asset holdings and related blockchain-based initiatives of the Company. The subsidiary may hold digital assets acquired in connection with the Company’s business activities and technology initiatives, which may be maintained directly or through digital asset wallets or custodial service providers. The Company does not operate a digital asset exchange, broker-dealer, or investment fund. Digital assets held by the Company are accounted for in accordance with the Company’s accounting policies described elsewhere in these consolidated financial statements. Additional information regarding the Company’s digital asset holdings is included in

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

Going Concern:

The Company has an accumulated deficit of $84,389,964 at December 31, 2025, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the years ended December 31, 2025 and 2024, the Company has 1,954,543 and 3,708,929 outstanding warrants, respectively.  For the years ended December 31, 2025 and 2024, the Company has 4,652,675 and -0- shares of convertible preferred stock, respectively, that would be dilutive to future period’s net income if converted.

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

Revenue Recognition:

In the year ending December 31, 2025 and 2024, the Company operated one division, the telehealth business operated through PrestoCorp.

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

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,532,139)	(1,531,207)
Net Intangible Assets	$3,271	$4,203

Amortization expense for the years ended December 31, 2025 and 2024 was $932 and $3,056, respectively.

Amortization of intangibles through 2029 is:

January 1, 2026 to December 31, 2026	$932
January 1, 2027 to December 31, 2027	932
January 1, 2028 to December 31, 2028	932
January 1, 2029 to December 31, 2029	475

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,734,391 as of December 31, 2025 and 2024. The balance of goodwill at December 31, 2025 and 2024 was $1,275,811.

3. Related Party Transactions

For the years ended December 31, 2025 and 2024 officers’ wages was $50,645 and $82,737, respectively. For the years ended December 31, 2025 and 2024, board of director fees was -0- and $23,750, respectively. The Company also had consulting and director fee contracts with David Tobias, the Estate of Brad Herr and

Cathy Carroll as noted below.  At December 31, 2025 and 2024 the Company also owed an additional two (2) directors $18,750 for director’s fees that are included in stock payable.

Historically, the Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

Consulting expense to David Tobias, the Company’s chief executive officer and director, for each of the years ended December 31, 2025 and 2024 was $187,500.  Director fees to Mr. Tobias for the years ended December 31, 2025 and 2024 were $-0- and $6,250, respectively.  The last payment of these services was in June of 2022. At December 31, 2025 and 2024 the Company owed Mr Tobias $656,250 and $468,750, respectfully in consulting services, and $25,000, in director’s fees.  These are included in stock payable at December 31, 2025 and 2024 for a total of $681,250 and $493,750, respectively.

At December 31, 2025 and 2024 the Company owed the Estate of Brad Herr – prior chief financial officer $93,750 in consulting services, and $6,250, respectively in directors fees from his 2022 contract.  These are included in stock payable at December 31, 2025 and 2024 for a total of $100,000.

Consulting expense to Patrick Bilton, the Company’s chief operating officer for the years ended December 31, 2025 and 2024 was -0- and $84,375, respectively. The last payment of these services was in June of 2022.  At December 31, 2025 and 2024 the Company owed Mr Bilton $253,125 in consulting services.  These are included in stock payable at December 31, 2025 and 2024.

Ms Carroll has a consulting agreement with the Company in the amount of $12,500, quarterly.  For each of the years ended December 31, 2025 and 2024 consulting expense was $50,000.  Director fees to Ms Carroll for the years ended December 31, 2025 and 2024 were $-0- and $5,000, respectively.  Ms Carroll has elected that these payments increase her note payable each quarter.

During the year ended December 31, 2024, Trevor Reed, a director of the loaned $8,000 to the Company bearing interest at the rate of 10% per annum due on June 4, 2025. If unpaid at June 4, 2025, the interest rate increases to 12% per annum.

During the year ended December 31, 2025 and 2024, David Tobias, the Company’s chief executive officer and director, loaned money to the Company to pay expenses.  This note bears interest at the rate of 5% per annum.

During the year ended December 31, 2025, David Tobias had to repay the Company $18,557 of short swing profit.  This amount was deducted from his note payable and included in the statement of operations for the year ended December 31, 2025.

Ms. Carroll’s note bears interest at 5% per annum. During the year ended December 31, 2025 Ms. Carroll’s note was increased by her compensation of $12,500 per quarter for a total of $50,000.

During the year ended December 31, 2025 and 2024, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 12% per annum in the amounts of $respectively.

The following tables reflect the related party note payable balances.

	Related party Notes and Payables	Accrued interest	Total
	December 31, 2025
David Tobias, CEO & Director	$27,433	$19,471	$46,904
Cathy Carroll, Director	214,250	21,855	236,105
Trevor Reed, Director	8,000	960	8,960
Stock payable – Directors & Officers	1,053,125	-	1,053,125
Totals	$1,302,808	$42,286	$1,345,094

	Related party Notes and Payables	Accrued interest	Total
	December 31, 2024
David Tobias, CEO & Director	$11,788	$18,712	$30,500
Cathy Carroll, Director	164,250	11,226	175,476
Trevor Reed, Director	8,000	67	8,067
Stock payable – Directors & Officers	865,625		865,625
Totals	$1,049,663	$30,005	$1,079,688

At December 31, 2025 and 2024, the Company had a balance due from MJ Harvest, Inc., with whom the Company had plans to merge, of $75,055, (see Note 9). The amount is included in advances to related party on the consolidated balance sheets. The Company had advanced to MJ Harvest, $75,055 in anticipation of its merger in 2022 and had been trying to collect on this advance.   In April 2025, the Company became aware that MJ Harvest (a related party with common directors) was delisted from the OTC markets, therefore, the Company allowed for the $75,055 it had advanced to MJ Harvest, as the Company is unsure whether the advance will be paid back. The Company is going to continue in its efforts to try to collect on this advance.

The Company also has an advance to a director of $1,250 at December 31, 2025 and 2024 that is included in advances to related parties. The funds were advanced to the director to cover consulting services.

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG.  The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable.  The fair value of the Company’s investment at December 31,

2025 and 2024 was $57,000 and $11,100 resulting in an unrealized gain (loss) of $45,900 and ($54,900) for the change in fair value during the years ended December 31, 2025 and 2024, respectively.

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

On June 25, 2025, Meme Coins Inc., a 100% controlled subsidiary of Dogecoin Cash, Inc. entered into a definitive Digital Asset Purchase Agreement with Tipestry, Inc., a Delaware corporation. Pursuant to the agreement, Meme Coins agreed to acquire 3,000,000,000 Dogecoin Cash tokens (crypto symbol: DOG) in exchange for 375,000 shares of Meme Coins Inc.’s preferred stock. The preferred shares entitle the holder to one vote per share and are non-convertible unless authorized by the board of directors and approved by a majority of the outstanding Class A Preferred shareholders.  The par value of the preferred stock is $20 therefore the cost of the acquired Dogecoin cash tokens were valued at $7,500,000.  Due to the same factors of instability in the coin, the value of the coins were discounted by 95% to the lowest closing value of the coin from the acquisition to the end of the June 30th quarter which was $0.002801, which calculated to an impairment of the investment in the coins in the amount of $7,079,850 as reported in the statement of operations for the year ended December 31, 2025 attributable 100% to the non-controlling interest in Meme Coins Inc.

On October 29, 2025, Meme Coins Inc., a 100% controlled subsidiary of Dogecoin Cash, Inc. entered into a definitive Digital Asset Purchase Agreement with Tipestry, Inc., a Delaware corporation. Pursuant to the agreement, Meme Coins agreed to acquire 4,000,000,000 Dogecoin Cash tokens (crypto symbol: DOG) in exchange for 125,000 shares of Meme Coins Inc.’s preferred stock. The preferred shares entitle the holder to one vote per share and are non-convertible unless authorized by the board of directors and approved by a majority of the outstanding Class A Preferred shareholders.  The par value of the preferred stock is $20 therefore the cost of the acquired Dogecoin cash tokens were valued at $2,500,000.  Due to the same factors of instability in the coin, the value of the coins were discounted by 95% to the closing value of the coin at acquisition which was $0.0006398, which calculated to an impairment of the investment in the coins in the amount of $2,372,040 which is reported in the statement of operations for the year ended December 31, 2025 attributable 100% to the non-controlling interest in Meme Coins Inc.

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

The note value at December 31, 2025 and 2024 was $68,801.

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other options. As of December 31, 2025 and 2024 the conversion feature was valued at $27,083.

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

The Company accounted for the note in accordance with ASC 470-20, Debt with conversion and other options. As of December 31, 2025 and 2024, the conversion feature was valued at $147,304.

On May 22, 2024, the Company entered into an agreement with Quick Capital, LLC whereby the Company issued a convertible note with a principal amount of $33,333. The Company received $25,000 after loan costs of $5,000 and original issue discount of $3,333. The original issue discount is included in loss on debt settlement. The maturity date is nine months after the issue date, accruing interest at 12% per annum and can be converted after 180 days from date of issue at a fixed rate of $0.02 per share. On December 18, 2024, Quick Capital converted $23,024 of note payable plus interest of $2,159 and $1,457 fees into 6,837,782 shares of common stock.  The market value on December 18, 2024 was $0.01 or a market value of $68,378 which gave rise to a loss on conversion of $41,738.  On May 21, 2025, Quick Capital converted $10,831 of note payable plus fees of $1,457 into 843,941 shares of common stock.  The market value on May 21, 2025 was $0.0343 or a market value of $113,400 which gave rise to a loss on conversion of $16,700.  The note value at December 31, 2025 and 2024 was $-0- and $10,309, respectively. For the year ended December 31, 2025 the conversion feature was expensed to interest expense in the amount of $103 due to the final conversion of this note.

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

The Company accounted for both of the notes in accordance with ASC 470-20, Debt with conversion and other Options. As of December 31, 2025 and 2024, the conversion feature was valued at $0.

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

At December 31, 2025 and 2024, accrued interest payable on these notes was $39,112 and $21,285, respectively. Accrued interest payable is included in accounts payable and accrued expenses on the consolidated balance sheet. Interest expense for the years ended December 31, 2025 and 2024 was $18,309 and $11,353, respectively.

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

As the Series A Preferred Stock was issued on November 13, 2024, and dividends are earned annually based on a full year of holding, no dividend was earned, declared, or payable during the year ended December 31, 2024. The earliest period in which holders may become eligible to receive a dividend is the fiscal year ending December 31, 2025, subject to Board declaration and provided the holder remains on record as of November 25, 2025. As of December 31, 2025, there has been no declared dividend.

The Series A Preferred Stock is not convertible and may be redeemed, at the option of the Company, at any time on or before October 25, 2034, by issuing ten (10) shares of common stock for each one (1) share of Series A Preferred Stock outstanding. As of December 31, 2025, no redemptions have been declared or effected.

During the year ended December 31, 2024, the Company approved the acquisition of DogeSPAC, LLC, a Colorado LLC with an issuance of 4,500,000 preferred stock.  These shares were valued at $306,000 based on the redemption rate and the closing market value of $0.00680 on November 13, 2024.

Securities Issuances

Stock payable at December 31, 2025 consists of preferred shares and restricted common shares owed to members of the board of directors for directors’ fees and contract services. These shares were valued at $1,053,125 based on the fair value of the Company’s common stock at the date of board authorization. An additional amount of common shares are owed to various non-related vendors at December 31, 2025 valued at $362,923 based on the fair value of the Company’s common stock at the date of board authorization.

During the year ended December 31, 2024, 11,620,476 shares of common stock were issued to pay services that were included in accounts payable at December 2023 in the amount of $123,860.

During the year ended December 31, 2024, 1,380,159 shares of common stock were issued to convert $4,000 of a note payable and $1,217 of accrued interest to a related party. The note was converted at a discount of 30% at a average of the lowest 3 closing prices for 30 days prior to January 29, 2024 which produced a loss on debt settlement of $2,236. See Note 3.

During the year ended December 31, 2024, 1,200,000 shares of common stock were issued to convert $7,613 of a note payable, $2,967 of accrued interest and $1,420 of fees. The note was converted at a flat rate of $0.01. Market value at date of conversion was $0.0176 which produced a loss on debt settlement of $9,120. See Note 6.

During the year ended December 31, 2025, 843,941 shares of common stock were issued to convert $10,831 of a note payable, $-0- of accrued interest and $1,457 of fees. The note was converted at an applicable conversion rate of $0.014560. Market value at date of conversion was $0.0343 which produced a loss on debt settlement of $16,700. See Note 6.

During the year ended December 31, 2025 the Company issued 4,200,000 shares of common stock in exchange for 420,000,000 Dogecoin Cash Tokens.

During the year ended December 31, 2025 the Company issued 3,968,254 shares of common stock for services that were previously recorded in stock payable valued at $62,500.

During the year ended December 31, 2025 the Company issued 7,192,913 shares of common stock for exercised cashless warrants valued at $26,578.

Stock Compensation Plans

2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021. At December 31, 2025 and 2024, 44,425 shares were available for future issuance.

8. Commitments and Contingencies

Leases.

On April 12, 2022, PrestoCorp signed a lease in New York with Spaces for a two-year term at $2,590 per month expiring in April 2024. On April 12, 2024, PrestoCorp signed a new lease for (12) twelve months at $1,575 per month starting on May 1, 2024 and expiring on April 30, 2025.

Rent expense for the years ended December 31, 2025 and 2024 was $23,179 and $21,168, respectively.

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of December 31, 2025, no claims are outstanding.

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

10. Subsequent Events

Distribution of Restricted Book Entry Certificates (UNITS)

The Company declared a special distribution to shareholders of record as of record date December 22, 2025 pro rata, one (1) Unit for each share of common stock held on the record date. The distribution consisted of Dogecoin Cash Units, which are securities of the Company issued in book-entry form, and not a direct distribution of blockchain-native tokens. The tokens may not be withdrawn by the unit holders until on or after January 7, 2027.