Form 10-Q
period 2026-03-31
Dogecoin Cash, Inc.
filed 2026-05-14
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

The number of shares of the issuer’s Common Stock outstanding as of March 31, 2026 is 162,609,031

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

Results of Operations

Three Months Ended March 31, 2026 compared with the Three Months Ended March 31, 2025

	Three Months Ended
	A	B	A-B
	March 31,	March 31,	Change	Change %
	2026	2025
REVENUE	$192,898	$184,473	$8,425	5%
Cost of revenues	66,719	67,506	(787)	(1)%
Cost of sales % of total sales	35%	37%	(2)%	(5)%
Gross profit	126,179	116,967	(9,212)	8%
Gross profit % of sales	65%	63%
EXPENSES
Professional fees	90,800	37,860	52,940	140%
Depreciation and amortization	301	301	–––	–––%
Wages and salaries	68,255	73,390	(5,135)	(7)%
Advertising	325	1,861	(1,536)	(83)%
General and administrative	123,700	105,169	18,531	18%
Total expenses	283,381	218,581	64,800	30%
NET LOSS FOR THE PERIOD FROM CONTINUING OPERATIONS	(101,614)	(174,791)	(55,588)	55%

Revenue for the three months ended March 31, 2026, increased 5% compared to the three months ended March 31, 2025. Cost of revenues as a percentage of sales decreased 5% between the periods. The 5% revenue increase was achieved despite sustained competitive pressure in the cannabis tele-medicine industry, where intensifying market competition has compressed demand growth through the first quarter of 2026."

Total operating expenses increased 30% to $283,381 for the three months ended March 31, 2026, compared to $218,581 in Q1 2025. The increase was driven by a 140% rise in professional fees and an 18% increase in general and administrative expenses, partially offset by a 7% decline in wages and salaries and an 83% reduction in advertising. Depreciation and amortization was unchanged at $301.

4 Liquidity and Capital Resources

Cash used in operating activities was $13,443 in the three months ended March 31, 2026. We ended the first quarter of 2026 with $19,510 in cash on hand.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $200,470 and $107,364, respectively, for the three months ended March 31, 2026 and 2025 and had an accumulated deficit of $84,587,856 as of March 31, 2026. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(1) Incorporated by reference to the Company’s Articles of Incorporation, as amended, and Bylaws previously filed with the Securities and Exchange Commission.

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

Date: May 14, 2026

By:	/s/ David Tobias
David Tobias Principal Executive Officer Principal Financial Officer

DOGECOIN CASH, INC.

Contents

Page

FINANCIAL STATEMENTS - UNAUDITED – for the three months ended March 31, 2025 and 2024:

Condensed consolidated balance sheets	FS-2

Condensed consolidated statements of operations	FS-3

Condensed consolidated statements of changes in stockholders’ equity	FS-4

Condensed consolidated statements of cash flows	FS-5

Notes to condensed consolidated financial statements	FS-6 through FS-13

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$19,510	$29,553
Investment in equity securities, at fair value	885,610	915,310

Total Current Assets	905,120	944,863

Advances to related parties, net of allowance for bad debts	1,850	1,250
Property and equipment, net	1,844	1,912
Intangible assets, net	3,038	3,271
Goodwill	1,275,811	1,275,811

Total Assets	$2,187,663	$2,227,107

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$200,292	$190,469
Accrued interest - related parties	46,114	42,286
Fair value of convertible component in convertible loans	174,387	174,387
Convertible notes payable	183,270	183,270
Notes payable to related parties	266,183	249,683

Total Current Liabilities	870,246	840,095

Long-term liabilities
Stock payable	1,500,422	1,416,047

Total Liabilities	2,370,668	2,256,142

Commitments and contingencies (Notes 6 and 8)

Stockholders' Deficit
Preferred Stock $0.001 par value; 5,000,000 shares authorized;4,652,675 shares issued and outstanding, respectively	4,653	4,653
Common stock $0.001 par value; 495,000,000 shares authorized; 162,609,031 and 160,109,031 shares issued and outstanding, respectively	162,608	160,108
Additional paid-in capital	82,381,934	82,337,934
Warrant equity	18,702	18,702
Accumulated deficit	(84,587,856)	(84,389,964)

Total Dogecoin Cash Inc. Stockholders' Deficit	(2,019,959)	(1,868,567)

Non-Controlling Interest	1,836,954	1,839,532

Total Stockholders' Deficit	(183,005)	(29,035)

Total Liabilities and Stockholders' Deficit	$2,187,663	$2,227,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the three months ended March 31,	2026	2025

Revenues	$192,898	$184,473

Cost of Revenues	66,719	67,506

Gross Profit	126,179	116,967

Operating Expenses
Professional fees	90,800	37,860
Depreciation and amortization	301	301
Wages and salaries	68,255	73,390
Advertising	325	1,861
General and administrative	123,700	105,169

Total Operating Expenses	283,381	218,581

Loss from Operations	(157,202)	(101,614)

Other Income and (Expenses)
Unrealized gain (loss) on investment	(29,700)	3,900
Interest expense	(13,568)	(9,650)

Total Other Income and (Expenses), Net	(43,268)	(5,750)

Loss Before Income Taxes	(200,470)	(107,364)

Income Taxes	-	-

Net Loss for the Period	(200,470)	(107,364)

Loss attributable to non-controlling interest - PrestoCorp and Meme Coins Inc.	(2,578)	(3,256)

Net Loss for the Period Attributable To Cannabis Sativa, Inc.	$(197,892)	$(104,108)

Net Loss for the Period per Common Share: Basic & Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic & Diluted	162,192,364	143,903,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 - UNAUDITED

	Preferred Stock		Common Stock		Additional Paid-In	Warrant	Accumulated	Non-controlling Interest -	Non-controlling Interest -
	Shares	Amount	Shares	Amount	Capital	Equity	Deficit	Prestocorp	Meme Coins Inc	Total

Balance - January 1, 2025	4,500,000	$4,500	143,903,921	$143,904	$82,229,325	$-	$(83,816,573)	$1,309,972	$-	$(128,872)
Net loss for the period	-	-	-	-	-	-	(104,108)	(3,256)	-	(107,364)

Balance - March 31, 2025	4,500,000	$4,500	143,903,921	$143,904	$82,229,325	$-	$(83,920,681)	$1,306,716	$-	$(236,236)

Balance - January 1, 2026	4,652,675	$4,653	160,109,029	$160,108	$82,337,934	$18,702	$(84,389,964)	$1,291,422	$548,110	$(29,035)

Common stock issued for consulting services	-	-	2,500,000	2,500	44,000	-	-	-	-	46,500
Net loss for the period	-	-	-	-	-	-	(197,892)	(2,578)	-	(200,470)

Balance - March 31, 2026	4,652,675	$4,653	162,609,029	$162,608	$82,381,934	$18,702	$(84,587,856)	$1,288,844	$548,110	$(183,005)

	The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the three months ended March 31,	2026	2025

Cash Flows From Operating Activities:
Net loss for the period	$(200,470)	$(107,364)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Unrealized (gain) loss on investments	29,700	(3,900)
Depreciation and amortization	301	301
Common stock issued for consulting services	46,500	-
Stock payable for services	84,375	84,375
Note payable issued for services	12,500	12,500
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	9,823	15,443
Accrued interest - related parties	3,828	2,774
Net Cash Provided by (Used in) Operating Activities	(13,443)	4,129

Cash Flows from Investing Activities:
Advances to related party	(600)	-
Net Cash Used in Investing Activities	(600)	-

Cash Flows from Financing Activities:
Proceeds from related parties notes payable, net	4,000	450
Net Cash Provided by Financing Activities	4,000	450

NET CHANGE IN CASH	(10,043)	4,579

CASH AT BEGINNING OF PERIOD	29,553	34,934

CASH AT END OF PERIOD	$19,510	$39,513

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025

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

Dogecoin Treasury, Inc. is a wholly owned subsidiary of the Company that was formed to hold and manage certain digital asset holdings and related blockchain-based initiatives of the Company. The subsidiary may hold digital assets acquired in connection with the Company’s business activities and technology initiatives, which may be maintained directly or through digital asset wallets or custodial service providers. The Company does not operate a digital asset exchange, broker-dealer, or investment fund. Digital assets held by the Company are accounted for in accordance with the Company’s accounting policies described elsewhere in these consolidated financial statements. Additional information regarding the Company’s digital asset holdings is included in Note 5 – Digital Assets.

Basis of Presentation

Operating results for the three months ended March 31, 2026, may not be indicative of the results expected for the full year ending December 31, 2026. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2025, as filed with the United States Securities and Exchange Commission on March 27, 2026.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2026, and its results of operations, cash flows, and changes in stockholders’ equity for the three months ended March 31, 2026. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of Dogecoin Cash, Inc. (the “Company” or “CBDS”), and its wholly-owned subsidiaries and PrestoCorp, a 51% owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

Going Concern:

The Company has an accumulated deficit of $84,587,856 at March 31, 2026, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the three months ended March 31, 2026 and 2025, the Company has 1,954,543 and 3,708,929 outstanding warrants, respectively. At March 31, 2026 and December 31, 2025, the Company has 4,652,675 and -0- shares of convertible preferred stock, respectively, that would be dilutive to future period’s net income if converted.

Recently Issued Accounting Standards:

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,532,372)	(1,532,139)
Net Intangible Assets	$3,038	$3,271

Amortization expense for each of the three months ended March 31, 2026 and 2025 was $233.

Amortization of intangibles through 2030 is:

April 1, 2026 to March 31, 2027	$932
April 1, 2027 to March 31, 2028	932
April 1, 2028 to March 31, 2029	932
April 1, 2029 to March 31, 2030	242

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,734,391 as of December 31, 2025 and 2024. The balance of goodwill at December 31, 2025 and 2024 was $1,275,811.

3. Related Party Transactions

For the three months ended March 31, 2026 and 2025 officers’ wages was $16,500 and $9,895, respectively. The Company also had consulting and director fee contracts with David Tobias and Cathy Carroll as noted below.  At March 31, 2026 and December 31, 2025, the Company also owed an additional two (2) directors $18,750 for director’s fees that are included in stock payable.

Historically, the Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

Consulting expense to David Tobias, the Company’s chief executive officer and director, for each of the three months ended March 31, 2026 and 2025 was $46,875. At March 31, 2026 and December 31, 2025, the Company owed Mr Tobias $703,125 and $656,250, respectfully for consulting services, and $25,000, in director’s fees.  The last payment of these services was in June of 2022. These are included in stock payable at March 31, 2026 and December 31, 2025 for a total of $728,125 and $681,250, respectively.

At March 31, 2026 and December 31, 2025 the Company owed the Estate of Brad Herr – prior chief financial officer $93,750 in consulting services, and $6,250, respectively in directors fees from his 2022 contract.  These are included in stock payable at March 31, 2026 and December 31, 2025 for a total of $100,000.

At March 31, 2026 and December 31, 2025, the Company owed Mr Bilton, the Company’s chief operating officer, $253,125 in consulting services.  These are included in stock payable at March 31, 2026 and December 31, 2025. The last payment of these services was in June of 2022.

Ms Carroll has a consulting agreement with the Company in the amount of $12,500, quarterly.  For each of the three months ended March 31, 2026 and 2025 consulting expense was $12,500.  Ms Carroll has elected that these payments increase her note payable each quarter.

During the year ended December 31, 2024, Trevor Reed, a director of the loaned $8,000 to the Company bearing interest at the rate of 10% per annum due on June 4, 2025.  If unpaid at June 4, 2025, the interest rate increases to 12% per annum.

During the three months ended March 31, 2026 and 2025, David Tobias, the Company’s chief executive officer and director, loaned money to the Company to pay expenses.  This note bears interest at the rate of 5% per annum.

Ms. Carroll’s note bears interest at 5% per annum. During the year ended December 31, 2025 Ms. Carroll’s note was increased by her compensation of $12,500 per quarter for a total of $50,000.

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 12% per annum in the amounts of $3,828 and $2,774 respectively.

The following tables reflect the related party note payable balances.

	Related party Notes and Payables	Accrued interest	Total
	March 31, 2026
David Tobias, CEO & Director	$31,433	$19,856	$51,289
Cathy Carroll, Director	226,750	25,058	251,808
Trevor Reed, Director	8,000	1,200	9,200
Stock payable – Directors & Officers	1,100,000	-	1,100,000
Totals	$1,366,183	$46,114	$1,412,297

	Related party Notes and Payables	Accrued interest	Total
	December 31, 2025
David Tobias, CEO & Director	$27,433	$19,471	$46,904
Cathy Carroll, Director	214,250	21,855	236,105
Trevor Reed, Director	8,000	960	8,960
Stock payable – Directors & Officers	1,053,125	-	1,053,125
Totals	$1,302,808	$42,286	$1,345,094

At December 31, 2025 the Company had a balance due from MJ Harvest, Inc., with whom the Company had plans to merge, of $75,055, (see Note 9). The amount is included in advances to related party on the consolidated balance sheets. The Company had advanced to MJ Harvest, $75,055 in anticipation of its merger in 2022 and had been trying to collect on this advance.  In April 2025, the Company became aware that MJ Harvest (a related party with common directors) was delisted from the OTC markets, therefore, the Company allowed for the $75,055 it had advanced to MJ Harvest, as the Company is unsure whether the advance will be paid back. The Company is going to continue in its efforts to try to collect on this advance.

The Company also has an advance to a director of $1,250 at March 31, 2026 and December 31, 2025 that is included in advances to related parties. The funds were advanced to the director to cover consulting services.

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG.  The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable. The fair value of the Company’s investment at March 31, 2026 and December 31, 2025 was $27,300 and $57,000 resulting in an unrealized gain (loss) of ( $29,700) and $3,900 for the change in fair value for the three months ended March 31, 2026 and 2025, respectively.

5. Digital Assets

The Company maintains digital asset treasury holdings consisting primarily of Dogecoin Cash ($DOG) tokens obtained through strategic corporate transactions.

Digital Asset Strategy

The Company holds digital assets consisting primarily of Dogecoin Cash ($DOG) tokens that were acquired through strategic corporate transactions with affiliated entities and third parties. Certain digital assets are held through the Company’s wholly owned subsidiaries Meme Coins, Inc. and Dogecoin Treasury, Inc., which were formed to hold and manage digital asset investments and treasury activities.

Digital assets may represent a potential component of the Company’s broader technology and blockchain-related initiatives.

The Company does not currently operate a digital asset trading business and does not actively engage in the purchase or sale of digital assets for speculative trading purposes.

Accounting for Digital Assets

The Company accounts for its digital asset holdings as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other.

Accordingly, the DOG tokens were initially recorded at cost based on the fair value of consideration transferred in connection with the acquisition of DogeSPAC LLC. These assets are not remeasured upward for increases in market value but are evaluated for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable.

Digital Asset Holdings

As of March 31, 2026 and December 31, 2025, the Company held approximately 8,020,000,000 DOG tokens through its subsidiaries DogeSPAC LLC, Meme Coins, Inc., and Dogecoin Treasury, Inc.

These digital assets are recorded at historical cost in accordance with the Company’s accounting policy described above and are subject to impairment if events or changes in circumstances indicate that the carrying value may not be recoverable.

The Company believes that digital assets obtained through strategic corporate transactions may provide long-term strategic optionality in connection with the Company’s technology and blockchain-related initiatives.

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

6. Convertible Notes Payable

The Company has issued convertible notes to various lenders including related parties. These notes bear interest at rates ranging from 5% to 12% per annum and may be convertible into common stock under specified terms. At March 31, 2026 and December 31, 2025 convertible notes payable was $183,270.

At March 31, 2026 and December 31, 2025, accrued interest payable on these notes was $44,453 and $39,112, respectively. Accrued interest payable is included in accounts payable and accrued expenses on the consolidated balance sheet. Interest expense for the three months ended March 31, 2026 and 2025 was $5,341 and $2,907, respectively.

7. Stockholders’ Equity

Common Stock

The Company is authorized to issue 495,000,000 shares of common stock.

Preferred Stock

Series A Preferred Stock

The Company is authorized to issue 5,000,000 Series A Preferred Stock at a par value of $0.001 per share. Each share is entitled to one (1) vote, is not convertible into common stock, but have liquidation preference of $1.00 per share, plus any declared but unpaid dividends.

Each share of Series A Preferred Stock entitles the holder to receive, if and when declared by the Board of Directors, one (1) share of common stock per annum as a dividend, provided the holder owns the share on November 25 of the applicable year. The dividend is non-cumulative and payable solely in common stock.  For the year ended December 31, 2025 no dividend was declared.

The Series A Preferred Stock may be redeemed, at the option of the Company, at any time on or before October 25, 2034, by issuing ten (10) shares of common stock for each one (1) share of Series A Preferred Stock outstanding. As of March 31, 2026 and December 31, 2025, no redemptions have been declared or effected.

Securities Issuances

Stock payable at March 31, 2026 and December 31, 2025 consists of preferred shares and restricted common shares owed to members of the board of directors for directors’ fees and contract services. These shares were valued at $1,100,000 and $1,053,125, respectively based on the fair value of the Company’s common stock at the date of board authorization. An additional amount of common shares are owed to various non-related vendors at March 31, 2026 and December 31, 2025 valued at $400,422 and $362,922 based on the fair value of the Company’s common stock at the date of board authorization.

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

Stock Compensation Plans

2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021.  At March 31, 2026 and December 31, 2025, 44,425 shares were available for future issuance.

8. Commitments and Contingencies

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of March 31, 2026, no claims are outstanding.

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