Form 10-Q
period 2026-06-30
Dogecoin Cash, Inc.
filed 2026-08-19
CIK 1360442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

The number of shares of the issuer’s Common Stock outstanding as of June 30, 2026 is 162,609,031

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

Results of Operations

Three Months Ended June 30, 2026 compared with the Three Months Ended June 30, 2025

	Three Months Ended
	A	B	A-B
	June 30, 2026	June 30, 2025	Change	Change %
REVENUE	$166,511	$192,464	$(25,953)	(13)%
Cost of revenues	61,951	70,988	(9,037)	(13)%
Cost of sales % of total sales	37%	37%	0%	1%
Gross profit	104,560	121,476	(16,916)	(14)%
Gross profit % of sales	63%	63%
EXPENSES
Professional fees	38,642	41,052	(2,410)	(6)%
Depreciation and amortization	279	302	(23)	(8)%
Wages and salaries	67,357	76,027	(8,670)	(11)%
Advertising	2,896	638	2,258	354%
General and administrative	108,341	186,873	(78,532)	(42)%
Total expenses	217,515	304,892	(87,377)	(29)%
NET LOSS FOR THE PERIOD FROM CONTINUING OPERATIONS	(112,955)	(183,416)	70,461	(38)%

Revenue for the three months ended June 30, 2026, decreased 13% compared to the three months ended June 30, 2025. Cost of revenues as a percentage of sales decreased 13% between the periods. The 13% revenue decrease was the result of sustained competitive pressure in the cannabis tele-medicine industry, where intensifying market competition has compressed demand growth through the second quarter of 2026.

Total operating expenses decreased 29% to $217,515 for the three months ended June 30, 2026, compared to $304,892 in Q2 2025. The decrease was driven by a 42%  decrease in general and administrative expenses, a 11% decrease in wages and salaries and a 6% decrease in professional fees.

Six Months Ended June 30, 2026 compared with the Six Months Ended June 30, 2025

	Six Months Ended
	A	B	A-B
	June 30, 2026	June 30, 2025	Change	Change %
REVENUE	$359,409	$376,937	$(17,528)	(5)%
Cost of revenues	128,670	138,494	(9,824)	(7)%
Cost of sales % of total sales	36%	37%	(1)%	(3)%
Gross profit	230,739	238,443	(7,704)	(3)%
Gross profit % of sales	64%	63%
EXPENSES
Professional fees	129,442	78,912	50,530	64%
Depreciation and amortization	580	603	(23)	(4)%
Wages and salaries	135,612	149,417	(13,805)	(9)%
Advertising	3,221	2,499	722	29%
General and administrative	232,041	292,042	(60,001)	(21)%
Total expenses	500,896	523,473	(22,577)	(4)%
NET LOSS FOR THE PERIOD FROM CONTINUING OPERATIONS	(270,157)	(285,030)	14,873	(5)%

Revenue for the six months ended June 30, 2026, decreased 5% compared to the six months ended June 30, 2025. Cost of revenues as a percentage of sales decreased 7% between the periods. The decrease in revenues is primarily a result of the significant increase in competition for market share in the cannabis tele-medicine industry. This decrease in the demand for our service continued during the second quarter of 2026.

Total operating expenses decreased in June 30, 2026 compared with 2025 which trended down as did revenue in the current period. Increases in professional fees were offset by decreases in wages and salaries and general and administrative expenses. PrestoDoctor management salaries also decreased during the six months ended June 30, 2026.

4. Liquidity and Capital Resources

Cash used in operating activities was $22,132 in the six months ended June 30, 2026. We ended the second quarter of 2026 with $10,971 in cash on hand.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We incurred net losses of $338,176 and $7,402,698, respectively, for the six months ended June 30, 2026 and 2025 and had an accumulated deficit of $84,714,880 as of June 30, 2026. The Company may seek to raise money for working capital purposes through a public offering of its equity capital or through a private placement of equity capital or convertible debt. It will be important for the Company to be successful in its efforts to raise capital in this manner if it is going to be able to further its business plan in an aggressive manner. Raising capital in this manner will cause dilution to current shareholders.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dogecoin Cash, Inc.

Date: August 19, 2026

By:	/s/ David Tobias
David Tobias Principal Executive Officer Principal Financial Officer

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$10,971	$29,553
Investment in equity securities, at fair value	874,810	915,310

Total Current Assets	885,781	944,863

Advances to related parties, net of allowance for bad debts	1,850	1,250
Property and equipment, net	1,799	1,912
Intangible assets, net	2,805	3,271
Goodwill	1,275,811	1,275,811

Total Assets	$2,168,046	$2,227,107

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$217,363	$190,469
Accrued interest - related parties	50,107	42,286
Fair value of convertible component in convertible loans	174,387	174,387
Convertible notes payable	183,270	183,270
Notes payable to related parties	278,833	249,683

Total Current Liabilities	903,960	840,095

Long-term liabilities
Stock payable	1,584,797	1,416,047

Total Liabilities	2,488,757	2,256,142

Commitments and contingencies (Notes 6 and 8)

Stockholders' Deficit
Preferred Stock $0.001 par value; 5,000,000 shares authorized; 4,652,675 shares issued and outstanding, respectively	4,653	4,653
Common stock $0.001 par value; 495,000,000 shares authorized; 162,609,031 and 160,109,031 shares issued and outstanding, respectively	162,608	160,108
Additional paid-in capital	82,381,934	82,337,934
Warrant equity	18,702	18,702
Accumulated deficit	(84,714,880)	(84,389,964)

Total Dogecoin Cash Inc. Stockholders' Deficit	(2,146,983)	(1,868,567)

Non-Controlling Interest	1,826,272	1,839,532

Total Stockholders' Deficit	(320,711)	(29,035)

Total Liabilities and Stockholders' Deficit	$2,168,046	$2,227,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the three and six months ended June 30,	2026	2025	2026	2025

Revenues	$166,511	$192,464	$359,409	$376,937

Cost of Revenues	61,951	70,988	128,670	138,494

Gross Profit	104,560	121,476	230,739	238,443

Operating Expenses
Professional fees	38,642	41,052	129,442	78,912
Depreciation and amortization	279	302	580	603
Wages and salaries	67,357	76,027	135,612	149,417
Advertising	2,896	638	3,221	2,499
General and administrative	108,341	186,873	232,041	292,042

Total Operating Expenses	217,515	304,892	500,896	523,473

Loss from Operations	(112,955)	(183,416)	(270,157)	(285,030)

Other Income and (Expenses)
Unrealized gain (loss) on investment	(10,800)	(3,450)	(40,500)	450
Impairment expense - digital currency	-	(7,079,850)	-	(7,079,850)
Loss on debt settlement	-	(16,700)	-	(16,700)
Interest expense	(13,951)	(11,918)	(27,519)	(21,568)

Total Other Income and (Expenses), Net	(24,751)	(7,111,918)	(68,019)	(7,117,668)

Loss Before Income Taxes	(137,706)	(7,295,334)	(338,176)	(7,402,698)

Income Taxes	-	-	-	-

Net Loss for the Period	(137,706)	(7,295,334)	(338,176)	(7,402,698)

Loss attributable to non-controlling interest - PrestoCorp and Meme Coins Inc.	(10,682)	(7,083,338)	(13,261)	(7,086,593)

Net Loss for the Period Attributable To DogeCoin Cash, Inc.	$(127,024)	$(211,996)	$(324,915)	$(316,105)

Net Loss for the Period per Common Share: Basic & Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
Basic & Diluted	162,401,849	145,074,338	162,609,031	144,498,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 - UNAUDITED

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Warrant Equity	Accumulated Deficit	Non-controlling Interest - Prestocorp	Non-controlling Interest - Meme Coins Inc	Total

Balance - January 1, 2025	4,500,000	$4,500	143,903,921	$143,904	$82,229,325	$-	$(83,816,573)	$1,309,972	$-	$(128,872)
Net loss for the period	-	-	-	-	-	-	(104,108)	(3,256)	-	(107,364)

Balance - March 31, 2025	4,500,000	4,500	143,903,921	143,904	82,229,325	-	(83,920,681)	1,306,716	-	(236,236)

Common stock issued - notes payable conversion	-	-	843,941	844	28,103	-	-	-	-	28,947

Common stock issued - acquisition of DogeCoin Cash Tokens	-	-	4,200,000	4,200	-	-	-	-	-	4,200

Preferred stock of Subsidiary issued - acquisition of DogeCoin Cash Tokens	-	-	-	-	-	-	-	-	7,500,000	7,500,000

Preferred stock issued - dividend payable	152,673	153	-	-	2,588	-	-	-	-	2,741

Net loss for the period	-	-	-	-	-	-	(211,996)	(3,488)	(7,079,850)	(7,295,334)

Balance - June 30, 2025	4,652,673	$4,653	148,947,862	$148,948	$82,260,016	$-	$(84,132,677)	$1,303,228	$420,150	$4,318

Balance - January 1, 2026	4,652,675	$4,653	160,109,029	$160,108	$82,337,934	$18,702	$(84,389,964)	$1,291,422	$548,110	$(29,035)

Common stock issued for consulting services	-	-	2,500,000	2,500	44,000	-	-	-	-	46,500
Net loss for the period	-	-	-	-	-	-	(197,892)	(2,578)	-	(200,470)

Balance - March 31, 2026	4,652,675	4,653	162,609,029	162,608	82,381,934	18,702	(84,587,856)	1,288,844	548,110	(183,005)

Net loss for the period	-	-	-	-	-	-	(127,024)	(10,682)	-	(137,706)

Balance - June 30, 2026	4,652,675	$4,653	162,609,029	$162,608	$82,381,934	$18,702	$(84,714,880)	$1,278,162	$548,110	$(320,711)

DOGECOIN CASH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

For the six months ended June 30,	2026	2025

Cash Flows From Operating Activities:
Net loss for the period	$(338,176)	$(7,402,698)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Allowance for bad debt	-	75,055
Unrealized (gain) loss on investments	40,500	(450)
Impairment of goodwill	-	-
Impairment expense - digital currency	-	7,079,850
Depreciation and amortization	580	603
Common stock issued for consulting services	46,500	-
Loss on debt settlement	-	16,700
Professional fee expense paid with note payable conversion	-	1,458
Stock payable for services	168,750	168,750
Note payable issued for services	25,000	25,000
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	26,893	35,288
Fair value of convertible component in convertible loans	-	(103)
Accrued interest - related parties	7,821	5,755
Net Cash Provided by (Used in) Operating Activities	(22,132)	5,208

Cash Flows from Investing Activities:
Advances to related party	(600)	-
Net Cash Used in Investing Activities	(600)	-

Cash Flows from Financing Activities:
Proceeds from related parties notes payable, net	4,150	10,706
Net Cash Provided by Financing Activities	4,150	10,706

NET CHANGE IN CASH	(18,582)	15,914

CASH AT BEGINNING OF PERIOD	29,553	34,934

CASH AT END OF PERIOD	$10,971	$50,848

Supplemental Disclosures of Non Cash Activities:
Noncash investing and financing activities
Preferred shares issued for divided payable included in stock payable	$-	$2,741
Preferred shares of subsidiary issued in acquisition of digital currency	$-	$7,500,000
Common shares issued in acquisition of digital currency	$-	$4,200
Shares issued in consideration of convertible notes payable	$-	$28,947
Common stock issued for services	$46,500	$123,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOGECOIN CASH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

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

Basis of Presentation

Operating results for the three and six months ended June 30, 2026, may not be indicative of the results expected for the full year ending December 31, 2026. For further information, refer to the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The interim financial statements should be read in conjunction with audited financial statements and related footnotes set forth in our annual report filed on Form 10-K for the year ended December 31, 2025, as filed with the United States Securities and Exchange Commission on March 27, 2026.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2026, and its results of operations, cash flows, and changes in stockholders’ equity for the three and six months ended June 30, 2026. The financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States (‘GAAP”) for complete financial statements.

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of Dogecoin Cash, Inc. (the “Company” or “CBDS”), and its wholly-owned subsidiaries and PrestoCorp, a 51% owned subsidiary. All significant inter-company balances have been eliminated in consolidation.

Going Concern:

The Company has an accumulated deficit of $84,714,880 at June 30, 2026, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

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

Net Loss per Share:

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period and contains no dilutive securities. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potentially dilutive shares are excluded from the calculation of diluted net loss per share because the effect is anti-dilutive. For the six months ended June 30, 2026 and 2025, the Company has 1,954,543 and 3,708,929 outstanding warrants, respectively. At June 30, 2026 and December 31, 2025, the Company has 4,652,675 and -0- shares of convertible preferred stock, respectively, that would be dilutive to future period’s net income if converted.

Recently Issued Accounting Standards:

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2. Intangibles and Goodwill

The Company considers all intangibles to be definite-lived assets with lives of 5 to 10 years. Intangibles consisted of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
CBDS.com website (Cannabis Sativa)	$13,999	$13,999
Intellectual Property Rights (PrestoCorp)	240,000	240,000
Patents and Trademarks (KPAL)	1,281,411	1,281,411
Total Intangibles	1,535,410	1,535,410
Less: Accumulated Amortization	(1,532,605)	(1,532,139)
Net Intangible Assets	$2,805	$3,271

Amortization expense for each of the three months ended June 30, 2026 and 2025 was $233. Amortization expense for each of the six months ended June 30, 2026 and 2025 was $466.

Amortization of intangibles through 2030 is:

July 1, 2026 to June 30, 2027	$932
July 1, 2027 to June 30, 2028	932
July 1, 2028 to June 30, 2029	932
July 1, 2029 to June 30, 2030	9

Goodwill in the amount of $3,010,202 was recorded as part of the acquisition of PrestoCorp that occurred on August 1, 2017. Cumulative impairment of the PrestoCorp goodwill totals $1,734,391 as of December 31, 2025 and 2024. The balance of goodwill at June 30, 2026 and December 31, 2025 was $1,275,811.

3. Related Party Transactions

For the three months ended June 30, 2026 and 2025 officers’ wages were $15,300 and $12,500, respectively. For the six months ended June 30, 2026 and 2025 officers’ wages were $31,800 and $22,395, respectively.  The Company also had consulting and director fee contracts with David Tobias and Cathy Carroll as noted below.  At June 30, 2026 and December 31, 2025, the Company also owed an additional two (2) directors $18,750 for director’s fees that are included in stock payable.

Historically, the Company has received funds from borrowings on notes payable and advances from related parties and officers of the Company to cover operating expenses. Related parties include the officers and directors of the Company and a significant shareholder holding in excess of 10% of the Company’s outstanding shares.

Consulting expense to David Tobias, the Company’s chief executive officer and director, for each of the three months ended June 30, 2026 and 2025 was $46,875. At June 30, 2026 and December 31, 2025, the Company owed Mr Tobias $775,000 and $681,250, respectfully for consulting services and director’s fees.  The last payment of these services was in June of 2022. These are included in stock payable at June 30, 2026 and December 31, 2025.

At June 30, 2026 and December 31, 2025 the Company owed the Estate of Brad Herr – prior chief financial officer $93,750 in consulting services, and $6,250, respectively in directors fees from his 2022 contract.  These are included in stock payable at June 30, 2026 and December 31, 2025 for a total of $100,000.

At June 30, 2026 and December 31, 2025, the Company owed Mr Bilton, the Company’s chief operating officer, $253,125 in consulting services.  These are included in stock payable at June 30, 2026 and December 31, 2025. The last payment of these services was in June of 2022.

Ms Carroll has a consulting agreement with the Company in the amount of $12,500, quarterly.  For each of the three months ended June 30, 2026 and 2025 consulting expense was $12,500.  Ms Carroll has elected that these payments increase her note payable each quarter.

During the year ended December 31, 2024, Trevor Reed, a director of the loaned $8,000 to the Company bearing interest at the rate of 10% per annum due on June 4, 2025. If unpaid at June 4, 2025, the interest rate increases to 12% per annum.

During the three and six months ended June 30, 2026 and 2025, David Tobias, the Company’s chief executive officer and director, loaned money to the Company to pay expenses.  This note bears interest at the rate of 5% per annum.

Ms. Carroll’s note bears interest at 5% per annum. During the year ended December 31, 2025 Ms. Carroll’s note was increased by her compensation of $12,500 per quarter for a total of $50,000.

During the three months ended June 30, 2026 and 2025, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 12% per annum in the amounts of $3,994 and $6,395 respectively. During the six months ended June 30, 2026 and 2025, the Company recorded interest expense related to notes payable to related parties at the rates between 5% and 12% per annum in the amounts of $7,821 and $9,169 respectively.

The following tables reflect the related party note payable balances.

	Related party Notes and Payables	Accrued interest	Total
	June 30, 2026
David Tobias, CEO & Director	$31,583	$20,250	$51,833
Cathy Carroll, Director	239,250	28,418	267,668
Trevor Reed, Director	8,000	1,440	9,440
Stock payable – Directors & Officers	1,146,875	-	1,146,875
Totals	$1,425,708	$50,108	$1,475,816

	Related party Notes and Payables	Accrued interest	Total
	December 31, 2025
David Tobias, CEO & Director	$27,433	$19,471	$46,904
Cathy Carroll, Director	214,250	21,855	236,105
Trevor Reed, Director	8,000	960	8,960
Stock payable – Directors & Officers	1,053,125	-	1,053,125
Totals	$1,302,808	$42,286	$1,345,094

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

The Company also has an advance to a director of $1,250 at June 30, 2026 and December 31, 2025 that is included in advances to related parties. The funds were advanced to the director to cover consulting services.

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

The Company’s investment in CBDG represents 15% of CBDG’s voting shares on a fully diluted basis which, coupled with Mr. Tobias’ position as a director and his individual investment in CBDG, results in the Company having significant influence over CBDG.  The Company elected to account for its investment in CBDG at fair value because the Company does not intend to hold the investment for a long period of time and the shares are readily marketable. The fair value of the Company’s investment at June 30, 2026 and December 31, 2025 was $16,500 and $57,000 resulting in an unrealized gain (loss) of ($10,800) and ($3,450) for the change in fair value for the three months ended June 30, 2026 and 2025, respectively and ($40,500) and $450 for the six months ended June 30, 2026 and 2025, respectively.

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

Digital Asset Holdings

As of June 30, 2026 and December 31, 2025, the Company held approximately 8,020,000,000 DOG tokens through its subsidiaries DogeSPAC LLC, Meme Coins, Inc., and Dogecoin Treasury, Inc.

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

6. Convertible Notes Payable

The Company has issued convertible notes to various lenders including related parties. These notes bear interest at rates ranging from 5% to 12% per annum and may be convertible into common stock under specified terms. At June 30, 2026 and December 31, 2025 convertible notes payable was $183,270.

At June 30, 2026 and December 31, 2025, accrued interest payable on these notes was $49,794 and $39,112, respectively. Accrued interest payable is included in accounts payable and accrued expenses on the consolidated balance sheet. Interest expense for the three months ended June 30, 2026 and 2025 was $5,341 and $4,437, respectively and $10,682 and $7,344, respectively for the six months ended June 30, 2026 and 2025.

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

The Series A Preferred Stock may be redeemed, at the option of the Company, at any time on or before October 25, 2034, by issuing ten (10) shares of common stock for each one (1) share of Series A Preferred Stock outstanding. As of June 30, 2026 and December 31, 2025, no redemptions have been declared or effected.

Securities Issuances

Stock payable at June 30, 2026 and December 31, 2025 consists of preferred shares and restricted common shares owed to members of the board of directors for directors’ fees and contract services. These shares were valued at $1,146,875 and $1,053,125, respectively based on the fair value of the Company’s common stock at the date of board authorization. An additional amount of common shares are owed to various non-related vendors at June 30, 2026 and December 31, 2025 valued at $437,922 and $362,922 based on the fair value of the Company’s common stock at the date of board authorization.

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

Stock Compensation Plans

2020 Stock Plan

On September 25, 2020, the Company adopted the Cannabis Sativa 2020 Stock Plan which authorized the Company to utilize common stock to compensate employees, officers, directors, and independent contractors for services provided to the Company. By resolution dated September 25, 2020, the Company authorized up to 1,000,000 shares of common stock to be issued pursuant to the 2020 Stock Plan. This amount was subsequently increased to 2,000,000 shares on January 27, 2021.  At June 30, 2026 and December 31, 2025, 44,425 shares were available for future issuance.

8. Commitments and Contingencies

Litigation.

In the ordinary course of business, we may face various claims brought by third parties and we may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. As of June 30, 2026, no claims are outstanding.

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

In April 2025, the Company became aware that MJ Harvest (a related party with common directors) was delisted from the OTC markets.  The Company had advanced to MJ Harvest $ $75,055in anticipation of its merger in 2022 and had been trying to collect on this advance.  In April 2025, the Company allowed for the $75,055 it had advanced to MJ Harvest, as the Company is unsure whether the advance will be paid back. The Company is going to continue in its efforts to try to collect on this advance.